Form 10KSB
period 2004-12-31
Ardent Acquisition CORP
filed 2005-03-29
CIK 1303849

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

/X/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2004
/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

Commission File Number 000-51115

Ardent Acquisition Corporation
(Name of Small Business Issuer in Its Charter)

Delaware	20-1635240
(State of Incorporation)	(Small Business Issuer
I.R.S. Employer I.D. Number)

1415 Kellum Place, Suite 205
Garden City, New York	11530
(Address of principal executive offices)	(zip code)

(516) 739-1017
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Units consisting of one share of Common Stock, par value $.0001 per share, and two Warrants
Common Stock, $.0001 par value per share
Warrants to purchase shares of Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.   Yes __ No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Issuer’s revenues for the fiscal year ended December 31, 2004 were $0.

As of March 24, 2005, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $35,913,525.

As of March 25, 2005, there were 8,400,000 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ___ No X

Documents Incorporated by Reference: The information contained in the registrant’s prospectus filed on February 25, 2005 pursuant to Rule 424(b)(3) (SEC File No. 333-121028) is incorporated into certain portions of Parts I, II and III as disclosed herein.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

     Ardent Acquisition Corporation is a blank check company formed on November 22, 2004 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. On March 2, 2005, we consummated our initial public offering of 6,000,000 units with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On March 3, 2005, the underwriters exercised their over-allotment option to purchase an additional 900,000 units and we consummated the over-allotment option closing on March 4, 2005. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $41,400,000. For more information regarding our initial public offering, see the section entitled “Recent Public Offering” contained within Part II, Item 5 below.

     Our efforts in identifying a prospective target business will not be limited to a particular industry, although we intend to focus our efforts on seeking a business combination with technology-related businesses.

     For further details regarding our business, see the section entitled “Proposed Business” contained in our prospectus dated February 24, 2005 incorporated by reference herein.

ITEM 2.   DESCRIPTION OF PROPERTY

     We maintain our executive offices at 1415 Kellum Place, Suite 205, Garden City, New York pursuant to an agreement with American Fund Advisors, Inc., an affiliate of Barry J. Gordon, our chairman of the board and chief executive officer, Marc H. Klee, our president, chief financial officer, secretary and member of our board of directors, and Alan J. Loewenstein, one of our vice presidents. We pay American Fund Advisors a monthly fee of $7,500 for providing us with office space and certain office and secretarial services. For further details regarding our facilities, see the section entitled “Proposed Business – Facilities” contained in our prospectus dated February 24, 2005 incorporated by reference herein.

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Our units, common stock and warrants are traded on the Over-the-Counter Bulletin Board under the symbols AACQU, AACQ and AACQW, respectively. The following table sets forth the range of high and low closing bid prices for the units, common stock and warrants for the periods indicated since such units commenced public trading on February 25, 2005 and since such common stock and warrants commenced public trading on March 8, 2005. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

		Units		Common Stock		Warrants

		High	Low	High	Low	High	Low

2005	:
	First Quarter*	6.65	6.10	5.20	5.12	0.80	0.635

*Through March 24, 2005

Holders

     As of March 25, 2005, there was one holder of record of our units, nine holders of record of our common stock and one holder of record of our warrants.

Dividends

     We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

     In September 2004, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

Stockholders	Number of Shares

Barry J. Gordon	280,970

Marc H. Klee	218,530

Arthur H. Goldberg	93,750

Harvey Granat	36,750

Alan J. Loewenstein	30,000

Robert Sroka	30,000

Robert Brill	30,000

Philip Goodman	30,000

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals. The shares issued to the individuals above were sold at a purchase price of $0.033 per share. On January 4, 2005, our board of directors authorized a stock dividend of 0.666666 shares of common stock for each outstanding share of common stock and on January 24, 2005, our board of directors authorized a further stock dividend of 0.2 shares of common stock for each outstanding share of common stock, effectively lowering the purchase price to approximately $0.0167 per share.

Recent Public Offering

      On March 2, 2005, we closed our initial public offering of 6,000,000 units, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On March 4, 2005, we closed on an additional 900,000 units that were subject to the underwriters’ over-allotment option. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $41,400,000. The managing underwriter in the offering was EarlyBirdCapital, Inc. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-121028). The Securities and Exchange Commission declared the registration statement effective on February 17, 2005.

      We paid a total of $2,898,000 in underwriting discounts and commissions and approximately $1,277,000 has been or will be paid for costs and expenses related to the offering, including $720,000 for the underwriters’ non-accountable expense allowance of 2% of the gross proceeds.

      After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $37,225,000, of which $36,222,000 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

      For further details regarding our future use of proceeds from our initial public offering, see the section entitled “Use of Proceeds” contained in our prospectus dated February 24, 2005 incorporated by reference herein.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     We were formed on September 14, 2004 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Until consummation of our initial public offering in February 2005, all of our activity related to our formation and initial public offering. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

     Net loss for the period from September 14, 2004 to December 31, 2004 of $1,651 related to our formation and our initial public offering.

     For further details regarding our plan of operations, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our prospectus dated February 24, 2005 incorporated by reference herein.

ITEM 7.   FINANCIAL STATEMENTS

     This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL CHANGES.

     None.

ITEM 8A.   CONTROL AND PROCEDURES

     An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2004 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Since our inception through December 31, 2004, there were no significant changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

     None.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

     Our current directors and executive officers are as follows:

Name	Age	Position
Barry J. Gordon	59	Chairman of the Board and Chief Executive Officer

Marc H. Klee	50	President, Chief Financial Officer, Secretary and Director

Alan J. Loewenstein	48	Vice President

Robert Sroka	55	Vice President

Robert Brill	58	Director

Arthur H. Goldberg	62	Director

Philip Goodman	67	Director

     Barry J. Gordon has been our chairman of the board and chief executive officer since our inception. Mr. Gordon served as executive vice president of American Fund Advisors, Inc. from September 1978 until December 1980, as its president from December 1980 until May 1987 and has been its chairman of the board since May 1987. American Fund Advisors is a private money management firm that manages money for high net worth individuals, pension and profit sharing plans. Mr. Gordon has been a director of American Fund Advisors since December 1980. From December 1991 to March 2005, he was the president, and from December 1991 to December 1993, he was a director, of the John Hancock Technology Series, Inc., an investment company. Since September 1999, Mr. Gordon has been president, chief executive officer and a director of BlueStone AFA Management, LLC, the general partner of the AFA Private Equity Fund 1, (formerly BlueStone AFA Fund), a venture capital fund providing equity capital for public and private companies primarily in the technology sector, and since January 2000, has been a director of the AFA Private Equity Fund 1. Mr. Gordon has also been chairman of the board and chief executive officer of the New Jersey Cardinals, a Class A affiliate of the St. Louis Cardinals, since February 1990 and the Norwich Navigators, a Class AA affiliate of the San Francisco Giants, since March 1991. He has also served as a director of Winfield Capital Corp., an Over The Counter Bulletin Board listed small business investment company, since October 1995. Mr. Gordon was also the 1992 Entrepreneur of the Year for Long Island in financial services. Mr. Gordon received a B.B.A. from the University of Miami and an M.B.A. from Hofstra University.

     Marc H. Klee has been our president, chief financial officer, secretary and a member of our board of directors since our inception. Mr. Klee was the vice president of American Fund Advisors from January 1981 until May 1984, its senior vice president from May 1984 until March 2000 and has been its executive vice president since March 2000. He has also been a director of American Fund Advisors since May 1984. Mr. Klee was the vice president of the John Hancock Technology Series, Inc. from May 1981 until May 1987 and was co-portfolio manager of the John Hancock Technology Fund from January 1983 to March 2005. Since September 1999, Mr. Klee has been secretary and a director of BlueStone AFA Management, LLC and since January 2000, has been a director of the AFA Private Equity Fund 1. Mr. Klee has also been the president of the New Jersey Cardinals since February 1990 and vice president of the Norwich Navigators since March 1991. Mr. Klee received a B.A. from the State University of New York at Stony Brook (Phi Beta Kappa), an M.B.A. from the Wharton School of Business at the University of Pennsylvania and is a chartered financial analyst.

     Alan J. Loewenstein has been our vice president since our inception. Mr. Loewenstein has been the senior vice president of American Fund Advisors since April 2000 and was its vice president from May 1983 to April 2000. Prior to joining American Fund Advisors, Mr. Loewenstein served as an investment officer at Fidelity Union Bank from June 1980 to January 1983. Mr. Loewenstein received a B.A. from Rutgers University, an M.B.A. from Rutgers School of Management and is a chartered financial analyst.

     Robert Sroka has been our vice president since our inception. Mr. Sroka has served as a managing director of Corporate Solutions Group, LLC, an investment banking firm, since December 2003. Mr. Sroka has also served as managing partner of Lighthouse Partners, a private investment and business consulting company, since August 1998. From February 1994 to June 1998, Mr. Sroka served as managing director of Investment Banking-Mergers and Acquisitions for J.P. Morgan. Mr. Sroka has also served as a director of Sypris Solutions, Inc., a Nasdaq National Market listed provider of outsourced services and specialty products, since March 1997. Mr. Sroka also serves as non-executive chairman of the board of Avado Brands, Inc., an operator of restaurants. On February 4, 2004, Avado Brands, Inc. filed a voluntary petition under the federal bankruptcy laws. Mr. Sroka received a B.A. (cum laude) from the State University of New York at Buffalo and an M.A. (with honors) and an M.B.A. (with distinction) from New York University.

     Robert Brill has been a member of our board of directors since our inception. Dr. Brill has been a managing partner of Newlight Associates, a group of venture capital funds that invest equity capital in information technology companies, since he co-founded Newlight in August 1997. From September 1988 to December 2003, Dr. Brill was a managing partner of PolyVentures, a venture capital fund whose principal investment focus was on early stage investments in technology companies. Dr. Brill has been a director of Standard Microsystems Corporation, a Nasdaq listed provider of semiconductor systems solutions for high-speed communication and computing applications, since July 1994. Dr. Brill was a founding member of the Technical Advisory Board of the Semiconductor Research Corporation and a member of Phi Beta Kappa and Tau Beta Pi. He received a B.A. and B.S. with high honors from Lehigh University and a Ph.D. in Physics from Brown University.

     Arthur H. Goldberg has been a member of our board of directors since our inception. Mr. Goldberg has served as a member of Corporate Solutions Group since January 2000. From February 1994 to December 1999, Mr. Goldberg served as president of Manhattan Associates, an investment and merchant banking firm. Mr. Goldberg has been a director of Atlantic Realty Trust, a Nasdaq SmallCap listed real estate investment trust, since 1996, and has been a trustee of Ramco-Gershenson Properties Trust (formerly named RPS Realty Trust), a New York Stock Exchange listed real estate investment trust, since 1988. Mr. Goldberg received a B.S. (cum laude) from New York University Stern School and a J.D. from the New York University School of Law.

     Philip Goodman has been a member of our board of directors since our inception. Since 1990, Mr. Goodman has acted as an independent private consultant to various companies, including American Fund Advisors since 1998 and PharmaTech Solutions, Inc., a healthcare services company, since February 2004. Mr. Goodman received an A.A. from the University of Chicago, a B.A. from Miami University (Ohio) and studied at the Case Institute of Technology.

     Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Arthur H. Goldberg, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Philip Goodman and Robert Brill, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Barry J. Gordon and Marc H. Klee, will expire at the third annual meeting. These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition. None of these individuals has been a principal of or affiliated with a public company or a blank check company that executed a business plan similar to our business plan and none of these individuals is currently affiliated with such an entity.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Because we did not consummate our initial public offering until after December 31, 2004, no reports were required to be filed during the year ended December 31, 2004.

Audit Committee

Our board of directors established an audit committee comprised of Messrs. Brill, Goldberg and Goodman, with Mr. Brill acting as the chairman. Our audit committee appoints, retains, sets compensation of, and supervises our independent accountants, reviews the results and scope of the audit and other accounting related services and reviews our accounting practices and systems of internal accounting and disclosure controls. Our board of directors believes that Mr. Brill is an “audit committee financial expert” (as defined in Regulation 228.401(e)(1)(i)(A) of Regulation S-B). The board of directors also believes that Mr. Brill would be considered an “independent” director under Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934.

Code of Ethics

     In March 2005, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. A copy of our code of ethics is attached as an exhibit to this Annual Report. Requests for copies of our code of ethics should be sent in writing to Ardent Acquisition Corporation, 1415 Kellum Place, Suite 205, Garden City, New York 11530.

ITEM 10.   EXECUTIVE COMPENSATION

     Commencing February 24, 2005 and ending upon the acquisition of a target business, we will pay American Fund Advisors, an affiliate of Barry J. Gordon, Marc H. Klee and Alan J. Loewenstein, a fee of $7,500 per month for providing us with certain general and administrative services including office space, utilities and secretarial support. Other than this $7,500 per-month fee, no compensation of any kind, including finders and consulting fees, will be paid to any of our founding stockholders, including all of our officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, our existing stockholders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

     Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of our common stock as of March 25, 2005 by:

  each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
  each of our officers and directors; and
  all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Amount and
	Nature of
	Beneficial		Percent of
Name and Address of Beneficial Owner(1)	Ownership		Class

Barry J. Gordon	561,940	(2)	6.7%

Paul Sonkin(3)	491,600	(4)	5.9%

Marc H. Klee	437,060	(5)	5.2%

Arthur H. Goldberg(6)	187,500	(7)	2.2%

Alan J. Loewenstein	60,000	(8)	*

Robert Sroka(6)	60,000	(8)	*

Robert Brill(9)	60,000	(8)	*

Philip Goodman(10)	60,000	(8)	*

All directors and executive officers as a group (7 individuals)	1,426,500	(11)	17.0%

* Less than 1%.

(1)	Unless otherwise noted, the business address of each of the following is 1415 Kellum Place, Suite 205, Garden City, New York 11530.

(2)	Does not include 346,343 shares of common stock issuable upon exercise of warrants not currently exercisable and that will not become exercisable within the next 60 days.

(3)	The business address of Mr. Sonkin is 460 Park Avenue, 12th Floor, New York, New York 10022.

(4)	The shares are held by Hummingbird Value Fund, L.P., The Hummingbird Microcap Value Fund, L.P. and The Hummingbird Concentrated Fund, L.P. Mr. Sonkin, as managing member and control person of Hummingbird Management LLC, the investment manager of such entities, has sole voting and dispositive power over such shares. Does not include 983,200 shares of common stock issuable upon exercise of warrants not currently exercisable and that will not become exercisable within the next 60 days. The foregoing information was derived from a Schedule 13G filed with the SEC on March 3, 2005.

(5)	Does not include 269,374 shares of common stock issuable upon exercise of warrants not currently exercisable and that will not become exercisable within the next 60 days.

(6)	The business address of each of these individuals is c/o Corporate Solutions Group, 175 Great Neck Road, Suite 408, Great Neck, NY 11021.

(7)	Does not include 115,563 shares of common stock issuable upon exercise of warrants not currently exercisable and that will not become exercisable within the next 60 days.

(8)	Does not include 36,980 shares of common stock issuable upon exercise of warrants not currently exercisable and that will not become exercisable within the next 60 days.

(9)	The business address of Dr. Brill is c/o Newlight Associates, 500 North Broadway, Suite 144, Jericho, New York 11753.

(10)	The business address of Mr. Goodman is 6 Oakwood Drive, Sewall’s Point, Florida 34996.

(11)	Does not include 879,200 shares of common stock issuable upon exercise of warrants not currently exercisable and that will not become exercisable within the next 60 days.

     All of the shares of our outstanding common stock owned by our stockholders prior to our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earliest of:

  February 24, 2008;
  our liquidation; or
  the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

     During the escrow period, the holders of these shares will not be able to sell their securities, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to our initial public offering.

     Barry J. Gordon, Marc H. Klee and Arthur H. Goldberg may be deemed to be our “parents” and “promoters,” as these terms are defined under the Federal securities laws.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For a complete discussion regarding certain relationships and related transactions, see the section entitled “Certain Transactions” contained in our prospectus dated February 24, 2005 incorporated by reference herein.

ITEM 13.   EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	By-laws. (1)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Common Stock Certificate. (1)

4.3	Specimen Warrant Certificate. (1)

4.4	Form of Unit Purchase Option to be granted to Representative. (1)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.1	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Barry J. Gordon. (1)

10.2	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Marc H. Klee. (1)

10.3	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Harvey Granat. (1)

10.4	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Robert Brill. (1)

10.5	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Arthur G. Goldberg. (1)

10.6	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Philip Goodman. (1)

	10.7	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Alan J.
Loewenstein. (1)

	10.8	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Robert
Sroka. (1)

	10.9	Form of Investment Management Trust Agreement between Continental Stock
Transfer & Trust Company and the Registrant. (1)

	10.10	Form of Stock Escrow Agreement between the Registrant, Continental Stock
Transfer & Trust Company and the Initial Stockholders. (1)

	10.11	Form of Letter Agreement between American Fun Advisors, Inc. and Registrant regarding administrative support. (1)

	10.12	Promissory Note, dated October 31, 2004, in the principal amount of $70,000 issued to Barry J. Gordon. (1)

	10.13	Registration Rights Agreement among the Registrant and the Initial Stockholders.
(1)

	10.14	Form of Warrant Purchase Agreement among EarlyBirdCapital, Inc. and each of the Initial Stockholders. (1)

	14	Code of Ethics

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002

	32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-121028)

(b)	Reports on Form 8-K

None during the quarter ended December 31, 2004.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

     The firm of Goldstein Golub Kessler LLP (“GGK”) acts as our principal accountant. GGK has a continuing relationship with American Express Tax and Business Services Inc. (“TBS”) from which it leases auditing staff who are full time, permanent employees of TBS and through which its partners provide non-audit services. As a result of this arrangement, GGK has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid to GGK and TBS for services rendered.

Audit Fees

     We did not pay any fees to our principal accountant during the fiscal year ended December 31, 2004. Subsequent to this date, we have paid our principal accountant $25,000 for the services they performed in connection with our initial public offering, including the financial statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2005. We expect to pay additional fees of approximately $2,000 in connection with this 10-KSB filing.

Audit-Related Fees

     During 2004, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

     During 2004, our principal accountant did not render services to us for tax compliance, tax advice and tax planning. Subsequent to December 31, 2004, we have paid or expect to pay TBS approximately $2,000 in connection with tax return preparation.

All Other Fees

     During 2004, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

     Since our audit committee was not formed until March 2005, the audit committee did not pre-approve all of the foregoing services although any services rendered prior to the formation of our audit committee were approved by the chairman of the board of directors. However, in accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

SIGNATURES

     Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March, 2005.

ARDENT ACQUISITION CORPORATION

By:	/s/ Barry J. Gordon

Barry J. Gordon
Chairman and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Barry J. Gordon	Chairman of the Board and Chief	March 25, 2005
Executive Officer (Principal
Barry J. Gordon	Executive Officer)

/s/ Marc H. Klee	President, Chief Financial Officer,	March 25, 2005
Secretary and Director (Principal
Marc H. Klee	Accounting and Financial Officer)

/s/ Robert Brill	Director	March 25, 2005

Robert Brill

/s/ Arthur H. Goldberg	Director	March 25, 2005

Arthur H. Goldberg

/s/ Philip Goodman	Director	March 25, 2005

Philip Goodman

Ardent Acquisition Corporation (a corporation in the development stage)

Report of Independent Registered Public Accounting Firm

To the Board of Directors Ardent Acquisition Corporation

We have audited the accompanying balance sheets of Ardent Acquisition Corporation (a corporation in the development stage) as of March 2, 2005 and December 31, 2004, and the related statements of operations, stockholders’ equity and cash flows for the periods from September 14, 2004 (inception) to March 2, 2005, January 1, 2005 to March 2, 2005 and September 14, 2004 (inception) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ardent Acquisition Corporation as of March 2, 2005 and December 31, 2004, and the results of its operations and its cash flows for the periods from September 14, 2004 (inception) to March 2, 2005, January 1, 2005 to March 2, 2005 and September 14, 2004 (inception) to December 31, 2004 in conformity with United States generally accepted accounting principles.

/s/ Goldstein Golub Kessler LLP

Goldstein Golub Kessler LLP New York, New York

March 2, 2005

Ardent Acquisition Corporation (a corporation in the development stage)

Balance Sheets

	March 2,	December 31,
	2005	2004

Assets
Current assets:
Cash	$1,226,940	$6,314
Cash held in Trust Fund (Note 1)	31,200,000	--
Prepaid expenses	11,000	--

Total current assets	32,437,940	6,314
Deferred offering costs	--	97,310

Total assets	$32,437,940	$103,624

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$135,560	$10,275
Due to stockholder (Note 3)	77,500	70,000

Total current liabilities	213,060	80,275

Common stock, subject to possible redemption,
1,199,400 shares at conversion value (Note 1)	6,236,880	-

Commitment (Note 4)

Stockholders’ equity (Notes 1, 2, 5 and 6)
Preferred stock, $.0001 par value, Authorized
1,000,000 shares; none issued
Common stock, $.0001 par value
Authorized 30,000,000 shares
Issued and outstanding 7,500,000 shares
(which includes 1,199,400 subject to
possible conversion) and
1,500,000, respectively	750	150
Additional paid-in capital	25,990,504	24,850
Deficit accumulated during development stage	(3,254)	(1,651)

Total stockholders’ equity	25,988,000	23,349

Total liabilities and stockholders’ equity	$32,437,940	$103,624

See accompanying notes to financial statements.

Ardent Acquisition Corporation (a corporation in the development stage)

Statements of Operations

	Period from	Period from	Period from
	September 14, 2004	January 1, 2005	September 14, 2004
	(inception) to	to	(inception) to
	March 2, 2005	March 2, 2005	December 31, 2004

Interest income	$209	$30	$179

Formation and operating costs	(3,463)	(1,633)	(1,830)

Net loss for the period	$(3,254)	$(1,603)	$(1,651)

Net loss per share basic and diluted	$(.00)	$(.00)	$(.00)

Weighted average shares outstanding	1,713,018	2,090,164	1,500,000

See accompanying notes to financial statements.

Ardent Acquisition Corporation (a corporation in the development stage)

Statements of Stockholders’ Equity

	Common Stock			Additional	Deficit accumulated
				Paid-In	during the
	Shares	Amount		Capital	development stage	Total

Balance, September 14, 2004 (inception)	---	$	---	$ ---	$ ---	$	---

Sale of 1,500,000 shares of common stock to
initial stockholders	1,500,000		150	24,850	---		25,000

Net loss for the period	----		---	----	(1,651)		(1,651)

Balance, December 31, 2004	1,500,000		150	24,850	(1,651)		23,349

Sale of 6,000,000 units, net of underwriters’
discount and offering expenses (includes
1,199,400 shares subject to possible conversion)	6,000,000		600	32,202,434	---		32,203,034

Proceeds subject to possible conversion of
1,199,400 shares	---		---	(6,236,880)	---		(6,236,880)

Proceeds from issuance of option	---		---	100	---		100

Net loss for the period	----		---	----	(1,603)		(1,603)

Balance, March 2, 2005	7,500,000		$750	$25,990,504	$(3,254)		$25,988,000

See accompanying notes to financial statements.

Ardent Acquisition Corporation (a corporation in the development stage)

Statements of Cash Flows

	Period from	Period from	Period from
	September 14, 2004	January 1, 2005	September 14, 2004
	(inception) to	to	(inception) to
	March 2, 2005	March 2, 2005	December 31, 2004

Cash Flows from Operating Activities
Net loss	$(3,254)	$(1,603)	$(1,651)
Increase in prepaid expenses	(11,000)	(11,000)	--
Increase in accrued expenses	1,500	(275)	1,775

Net cash provided by (used in) operating activities	(12,754)	(12,878)	124

Cash Flows from Investing Activities
Cash held in Trust Fund	(31,200,000)	(31,200,000)	--

Net cash used in investing activities	(31,200,000)	(31,200,000)	--

Cash Flows from Financing Activities
Gross proceeds of public offering	36,000,000	36,000,000	--
Proceeds from notes payable, stockholder	77,500	7,500	70,000
Proceeds from sale of shares of common stock	25,000	--	25,000
Proceeds from issuance of option	100	100	--
Payment of costs of public offering	(3,662,906)	(3,574,096)	(88,810)

Net cash provided by financing activities	32,439,694	32,433,504	6,190

Net increase in cash	1,226,940	1,220,626	6,314
Cash at beginning of the period	--	6,314	--

Cash at end of the period	$1,226,940	$1,226,940	$6,314

Non cash financing activity:
Accrual of costs of public offering	$134,060	$125,560	$8,500

See accompanying notes to financial statements.

Ardent Acquisition Corporation (a corporation in the development stage)

Notes to Financial Statements

1.	Organization and Business Operations
Ardent Acquisition Corporation (the “Company”) was incorporated in Delaware on September 14, 2004 as a blank check company whose objective is to acquire an operating business. As of September 14, 2004, 1,500,000 shares of common stock were issued at $.0167 per share (See Note 6).

All activity from September 14, 2004 (inception) through March 2, 2005 relates to the Company’s formation and initial public offering described below. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective February 24, 2005. The Company consummated the offering on March 2, 2005 and received net proceeds of approximately $32,203,000 (Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $31,200,000 of the net proceeds is being held in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.

Ardent Acquisition Corporation (a corporation in the development stage)

Notes to Financial Statements

All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 1,500,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his of her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Proposed Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying March 2, 2005 balance sheet.

The Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the Warrants contained in the Units sold (Note 2).

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating approximately $1,100 and $560 at March 2, 2005 and December 31,

Ardent Acquisition Corporation (a corporation in the development stage)

Notes to Financial Statements

2004, respectively. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at March 2, 2005 and December 31, 2004.

The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

Accrued expenses consist primarily of costs of the Offering.

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2.	Initial Public Offering
On March 2, 2005, the Company sold 6,000,000 units (“Units”) in the Offering for $6.00 per Unit. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Warrants will be redeemable, upon prior written consent of EarlyBirdCapital, Inc., at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company issued an option, for $100, to the representative of the underwriters to purchase 300,000 Units at an exercise price of $9.90 per Unit. In addition, the warrants underlying such Units are exercisable at $6.25 per share.

3.	Due to Stockholder	In September 2004, the Company issued a $70,000 unsecured promissory note to an Initial Stockholder, who is also an officer. An additional $7,500 was advanced in January 2005. The amounts due are

Ardent Acquisition Corporation (a corporation in the development stage)

Notes to Financial Statements

non interest-bearing and will be paid from the net proceeds of such Offering.

4.	Commitment
The Company presently occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering. The statement of operations for the period ended March 2, 2005 includes $1,500 related to this agreement.

5.	Preferred Stock	The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

6.	Common Stock
On January 4, 2005, the Company’s Board of Directors authorized a stock dividend of 0.666666 shares of common stock for each outstanding share of common stock and on January 24, 2005, the Company’s Board of Directors authorized a further stock dividend of 0.2 shares of common stock for each outstanding share of common stock. All references in the accompanying financial statements to the number of shares of stock have been retroactively restated to reflect these transactions.

At March 2, 2005, 12,900,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters’ unit purchase option.

7.	Subsequent event (unaudited)	On March 3, 2005, the Company consummated the closing of an additional 900,000 Units which were subject to the underwriters’ over-allotment option. The Company received additional net proceeds of $5,022,000 which has been placed in the Trust Account. An additional 1,800,000 shares of common stock have been reserved for issuance upon exercise of redeemable warrants included in these Units.