Form 10QSB
period 2005-03-31
Ardent Acquisition CORP
filed 2005-05-16
CIK 1303849

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended MARCH 31, 2005

|_|   Transition report under Section 13 or 15(d) of the Exchange Act

      For the transition period from _____________ to _____________

                        Commission File Number 000-51115

                         Ardent Acquisition Corporation
                         ------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                   DELAWARE                                       20-1635240
                   --------                                       ----------
        (State or other Jurisdiction of                        (I.R.S. Employer
        Incorporation or Organization)                       Identification No.)


            1415 Kellum Place, Suite 205, Garden City, New York 11530
            ---------------------------------------------------------
                     (Address of Principal Executive Office)

                                 (516) 739-1017
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

         As of May 16, 8,400,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes |_| No |X|

                                                                                      Page
                                                                                      ----
Part I:  Financial Information:

       Item 1 -Financial Statements (Unaudited):

         Balance Sheet                                                                  3

         Statements of Operations                                                       4

         Statements of Stockholders' Equity                                             5

         Statements of Cash Flows                                                       6

          Notes to Financial Statements                                                 7

       Item 2 - Management's Discussion and Analysis or Plan of Operation              10

       Item 3 - Controls and Procedures                                                11

Part II.  Other Information

       Item 2 - Changes in Securities and Small Business Issuer Purchases of

              Equity Securities                                                        12

       Item 6 - Exhibits                                                               12

Signatures

                                                  ARDENT ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                                   BALANCE SHEET
================================================================================

                                                               MARCH 31, 2005         DECEMBER 31, 2004
                                                                (UNAUDITED)
-------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
      Cash                                                       $   929,330             $     6,314
      Accounts Receivable                                                100                      --
      Assets held in Trust Fund (Note 1)                          36,295,884                      --
      Prepaid expenses                                                99,584                      --
-------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                              37,324,898                   6,314
     Deferred offering costs                                            --                    97,310
-------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                     $37,324,898             $   103,624
=======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts Payable                                          $    27,746             $        --
       Accrued expenses                                                3,823                  10,275
       Accrued taxes                                                  20,866
       Deferred Interest                                              14,769                      --
       Due to stockholder                                                 --                  70,000
-------------------------------------------------------------------------------------------------------
           Total current liabilities                                  67,204                  80,275
-------------------------------------------------------------------------------------------------------

Common stock, subject to possible conversion,
    1,379,310 shares at conversion value (Note 2)                  7,240,778                      --

COMMITMENT (NOTE 4)

STOCKHOLDERS' EQUITY (NOTES 1, 2, 3 AND 4)
     Preferred stock, $.0001 par value, Authorized
            1,000,000 shares; none issued
     Common stock, $.0001 par value
         Authorized 30,000,000 shares
         Issued and outstanding 8,400,000 shares
            (which includes 1,379,310 subject to possible
         conversion) and 1,500,000 respectively                          840                     150
     Additional paid-in capital                                   30,009,017                  24,850
     Income/(Deficit) accumulated                                      7,059                  (1,651)
-------------------------------------------------------------------------------------------------------

         TOTAL STOCKHOLDERS' EQUITY                               30,016,916                  23,349
-------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $37,324,898             $   103,624
=======================================================================================================

                                     SEE NOTES TOUNAUDITED FINANCIAL STATEMENTS.

                                                  ARDENT ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                         STATEMENT OF OPERATIONS
================================================================================

                                                                                              FOR THE PERIOD FROM
                                                                    FOR THE THREE             SEPTEMBER 14, 2004
                                                                    MONTHS ENDED              (INCEPTION) TO
                                                                    MARCH 31, 2005            MARCH 31, 2005
------------------------------------------------------------------------------------------------------------------
INCOME:
     Interest Income                                                  $    1,282                 $    1,461
     Interest Income on Trust Assets                                      59,115                     59,115
------------------------------------------------------------------------------------------------------------------
               TOTAL INCOME                                           $   60,397                 $   60,576
------------------------------------------------------------------------------------------------------------------
EXPENSES:

      Professional fees                                                    3,948                      3,948
      Rent and office                                                      9,375                      9,375
      State Franchise Tax                                                 16,669                     16,669
      Insurance                                                            8,750                      8,750
      Other formation and operating costs                                  8,545                     10,375
------------------------------------------------------------------------------------------------------------------
                TOTAL EXPENSES                                            47,287                     49,117
------------------------------------------------------------------------------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                  13,110                     11,459

       Provision for income taxes                                          4,400                      4,400
------------------------------------------------------------------------------------------------------------------

NET INCOME/(LOSS) FOR THE PERIOD                                      $    8,710                 $    7,059
==================================================================================================================

NET INCOME PER SHARE BASIC AND DILUTED                                $    0.00                  $    0.00

WEIGHTED AVERAGE SHARES OUTSTANDING                                      3,780,000                  2,531,156
------------------------------------------------------------------------------------------------------------------

                                     SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                                  ARDENT ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                               STATEMENT OF STOCKHOLDERS' EQUITY
================================================================================

                                                                                               Deficit
                                                                                             Accumulated
                                                    Common Stock                              During the
                                           ----------------------------  Addition paid-in     Development
                                               Shares          Amount         capital            Stage            Total
                                           --------------------------------------------------------------------------------
Balance, September 14, 2004 (inception)              --            $--            $--              $--               $--

Sale of 1,500,000 shares of common stock      1,500,000            150         24,850               --            25,000
to initial stockholders

                                           --------------------------------------------------------------------------------
Net Loss for the period                              --             --             --             (1,651)         (1,651)
                                           --------------------------------------------------------------------------------
Balance at December 31, 2004                  1,500,000           $150        $24,850            $(1,651)        $23,349

Unaudited:

Sale of 6,900,000 units, net of               6,900,000            690     37,224,845                         37,225,535
underwriters' discount and offering
expenses (includes 1,379,310 shares
subject to possible conversion)

Proceeds subject to possible conversion
of 1,379,310 shares                                  --             --     (7,240,778)                --      (7,240,778)

Proceeds from issuance of option                                                  100                                100

Net income for the period                            --             --             --              8,710           8,710
                                           --------------------------------------------------------------------------------
Balance, March 31, 2005                       8,400,000           $840     30,009,017              7,059      30,016,916
                                           ================================================================================

                                    SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                                                  ARDENT ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                         STATEMENT OF CASH FLOWS
================================================================================

                                                                                           FOR THE PERIOD FROM
                                                                    FOR THE THREE          SEPTEMBER 14, 2004
                                                                    MONTHS ENDED           (INCEPTION) TO
                                                                    MARCH 31, 2005         MARCH 31, 2005
---------------------------------------------------------------------------------------------------------------

CASH FLOW FROM OPERATING ACTIVITIES
     Net profit                                                     $     8,710             $      7,059
      Accrued interest on Treasury Bills                                (73,884)                 (73,884)
      Increase in receivables                                             (100)                    (100)
      Increase in prepaid expenses                                      (99,584)                 (99,584)
      Increase in accrued expenses                                        2,048                    3,823
      Increase in deferred interest                                      14,769                   14,769
      Increase in payables                                               27,746                   27,746
      Increase in accrued taxes                                          20,866                   20,866
---------------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) operating                   (99,429)                 (99,304)
                 activities
---------------------------------------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITY - ASSETS PLACED IN TRUST            (36,222,000)             (36,222,000)
---------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
     Gross Proceeds                                                    41,400,000               41,400,000
     Payment of notes, stockholder                                      (70,000)                    --
     Proceeds from sale of shares of common stock                          --                     25,000
      Proceeds from issuance of option                                     100                      100
     Payment of costs of public offering                               (4,085,655)              (4,174,465)

---------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                              37,244,445               37,250,635
---------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH                                                $    923,016            $     929,330
CASH AT BEGINNING OF THE PERIOD                                           6,314                      --
---------------------------------------------------------------------------------------------------------------
CASH AT THE END OF THE PERIOD                                            929,330                  929,330
===============================================================================================================

                                    SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                                             ARDENT ACQUISITION CORPORATION
                                   (A CORPORATION IN THE DEVELOPMENT STAGE)

                                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION           The financial statements at March 31, 2005
                                   and for the periods ended March 31, 2005 are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of Ardent
                                   Acquisition Corporation (the "Company") as of
                                   March 31, 2005 and the results of its
                                   operations and its cash flow for the period from January 1, 2004 through March 31, 2005.
                                   Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

                                   The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements that were included in the Company's Annual Report on Form 10-KSB for the period ended December 31, 2004.

2. ORGANIZATION AND BUSINESS       The Company was incorporated in September 14,
                                   2004 as a blank check company OPERATIONS whose objective is to acquire an operating business.

                                   All activity from September 14, 2004
                                   (inception) through March 31, 2005 relates to the Company's formation and initial public offering described below.

                                   The registration statement for the Company's initial public offering ("Offering") was declared effective February 24, 2005. The Company consummated the offering on March 2, 2005 and received net proceeds of approximately $32,203,535 (Note 3). On March 3, 2005, the Company consummated the closing of the over-allotment option and the Company received net proceeds of approximately $5,022,000 (Note 3). The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business ("Business Combination"). An amount of approximately $36,222,000 of the net proceeds is being held in an interest-bearing trust account ("Trust Fund") until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. This amount has been invested in Treasury Bills. The Treasury Bills have been

                                             ARDENT ACQUISITION CORPORATION
                                   (A CORPORATION IN THE DEVELOPMENT STAGE)

                                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                   accounted for as trading securities, which are recorded at their market value of approximately $36,296,000 at March 31, 2005. The excess of market value over cost, exclusive of the deferred interest described further below, is included in interest income in the accompanying statements of operations. The remaining net proceeds (not held in the Trust Fund) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

                                   The Company, after signing a definitive
                                   agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company ("Initial Stockholders"), have agreed to vote their 1,500,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

                                   With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Fund as of two days prior to the consummation of the proposed Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount originally held in the Trust Fund) has been classified as common stock subject to possible redemption in the accompanying March 31, 2005 balance sheet and 19.99% of the related interest earned on the Treasury Bill has been recorded as deferred interest.

                                   The Company's Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the

                                             ARDENT ACQUISITION CORPORATION
                                   (A CORPORATION IN THE DEVELOPMENT STAGE)

                                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                   consummation of the Offering if certain
                                   extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note
                                   3).

3. INITIAL PUBLIC OFFERING         On March 2, 2005, the Company sold 6,000,000
                                   units ("Units") in the Offering. On March 3,
                                   2005, the Company sold an additional 900,000
                                   Units pursuant to the underwriters'
                                   over-allotment option. Each Unit consists of one share of the Company's common stock, $.0001 par value, and two Redeemable Common
                                   Stock Purchase Warrants ("Warrants"). Each
                                   Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business
                                   Combination with a target business or one year from the effective date of the Offering and expiring five years from the date of the prospectus. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company issued, for $100, an option to the representative of the underwriters to purchase 300,000 Units at an exercise price of $9.90 per Unit. In addition, the warrants underlying such Units are exercisable at $6.25 per share.

4. COMMON STOCK                    On January 4, 2005, the Company's Board of
                                   Directors authorized a stock dividend of
                                   0.666666 shares of common stock for each outstanding share of common stock and on January 24, 2005, the Company's Board of
                                   Directors authorized a further stock dividend of 0.2 shares of common stock for each outstanding share of common stock. All references in the accompanying financial statements to the numbers of shares have been retroactively restated to reflect these transactions.

                                   As of March 31, 2005, 14,700,000 shares of
                                   common stock were reserved for issuance upon exercise of redeemable warrants and underwriters' unit purchase option.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and footnotes thereto contained in this report.

FORWARD LOOKING STATEMENTS

         The statements discussed in this Report include forward looking statements that involve risks and uncertainties, including the timely delivery and acceptance of the Company's products and the other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

         We were formed on September 14, 2004, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

         For the three months ended March 31, 2005, we had a net profit of $8,710, attributable to interest income and unrealized gains on Trust assets offset primarily by routine operational expenses such as rent, insurance, and professional fees.

         For the period from September 14, 2004 (inception) through March 31, 2005, we had a net profit of $7,059, attributable to interest income and unrealized gains on Trust assets offset primarily by routine operational expenses such as rent, insurance, and professional fees.


         We consummated our initial public offering on March 2, 2005. On March 4, 2005, we closed on an additional 900,000 units that were subject to the underwriters' over-allotment option. Gross proceeds from our initial public offering were $41,400,000. We paid a total of $2,898,000 in underwriting discounts and commissions, and approximately $1,277,000 was or will be paid for costs and expenses related to the offering, including $720,000 for the underwriters' non-accountable expense allowance of 2% of the gross proceeds. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $37,225,000, of which $36,222,000 was deposited into the trust account (or $5.25 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through March 2, 2007, assuming that a business combination is not consummated during that time. From March 2, 2005 through March 2, 2007, we anticipate approximately $180,000 for the administrative fee payable to American Fund Advisors ($7,500 per month for two years), $150,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $50,000 of expenses for the due diligence and investigation of a target business, $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $550,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $210,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

         Commencing on February 24, 2005 and ending upon the acquisition of a target business, we incur a fee from American Fund Advisors, an affiliate of Barry J. Gordon, our chairman of the board and chief executive officer, Marc H. Klee, our president, chief financial officer and secretary, and Alan J. Loewenstein, our vice president, of $7,500 per month for providing us with office space and certain office and secretarial services. In addition, in September 2004 and January 2005, Barry J. Gordon advanced an aggregate of $77,500 to us for payment on our behalf of offering expenses. These loans were repaid following our initial public offering from the proceeds of the offering.

ITEM 3.  CONTROLS AND PROCEDURES.

         An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2005 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II.

                                OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         On March 2, 2005, we consummated our initial public offering of 6,000,000 Units, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On March 4, 2005, we closed on an additional 900,000 units that were subject to the underwriters' over-allotment option. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $41,400,000. The managing underwriter in the offering was EarlyBirdCapital, Inc. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-121028). The Securities and Exchange Commission declared the registration statement effective on February 17, 2005.

         We paid a total of $2,898,000 in underwriting discounts and commissions, and approximately $1,277,000 has been or will be paid for costs and expenses related to the offering, including $720,000 for the underwriters' non-accountable expense allowance of 2% of the gross proceeds.

         After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $37,225,000, of which $36,222,000 was deposited into a trust fund (or $5.25 per share sold in the offering) and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

ITEM 6:  EXHIBITS

         (a)    Exhibits:

                31.1 - Section 302 Certification by CEO

                31.2 - Section 302 Certification by CFO

                32.1 - Section 906 Certification by CEO

                32.2 - Section 906 Certification by CFO

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ARDENT ACQUISITION CORPORATION

Dated:  May 16, 2005

                                      /s/ BARRY J. GORDON
                                      -------------------
                                      Barry J. Gordon
                                      Chairman of the Board and Chief Executive
                                      Officer



                                      /s/ MARC H. KLEE
                                      ----------------
                                      Marc H. Klee
                                      President and Chief Financial Officer