Form 10QSB
period 2005-06-30
Ardent Acquisition CORP
filed 2005-08-15
CIK 1303849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________to _____________

Commission File Number 000-51115

Ardent Acquisition Corporation

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-1635240

(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1415 Kellum Place, Suite 205, Garden City, New York 11530

(Address of Principal Executive Office)

(516) 739-1017

(Issuer’s Telephone Number, Including Area Code)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          As of August 15, 2005, 8,400,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

          Transitional Small Business Disclosure Format (check one):          Yes ☐ No ☒

Ardent Acquisition Corporation
(a corporation in the development stage)

Balance Sheet

	June 30, 2005 (unaudited)	December 31, 2004

ASSETS
Current assets:
Cash	$802,137	$6,314
Assets held in Trust Fund (Note 1)	36,569,178	—
Prepaid expenses	100,043	—

Total current assets	37,471,358	6,314
Deferred offering costs	—	97,310

Total assets	$37,471,358	$103,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts Payable	$203	$—
Accrued expenses	36,342	10,275
Deferred Interest	69,401	—
Due to stockholder	—	70,000

Total current liabilities	105,946	$80,275

Common stock, subject to possible conversion, 1,379,310 shares at conversion value (Note 2)	7,240,778	—

Commitment (Note 4)

Stockholders’ equity (Notes 1, 2, 3 and 4)
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued
Common stock, $.0001 par value
Authorized 30,000,000 shares
Issued and outstanding 8,400,000 shares (which includes 1,379,310 subject to possible conversion) and 1,500,000 respectively	840	150
Additional paid-in capital	30,010,555	24,850
Income/(Deficit) accumulated during the development stage	113,239	(1,651)

Total stockholders’ equity	30,124,634	23,349

Total liabilities and stockholders’ equity	$37,471,358	$103,624

See Notes to Unaudited Financial Statements.

Ardent Acquisition Corporation
(a corporation in the development stage)

Unaudited Statement of Operations

	For the Three Months Ended June 30, 2005	For the Six Months Ending June 30, 2005	For the Period from September 14, 2004 (inception) to June 30, 2005

Income:
Interest Income	$5,315	$6,598	$6,777
Interest Income on Trust Assets	218,662	277,777	277,777

Total Income	$223,978	$284,375	$284,554

Expenses:
Professional fees	10,363	14,311	14,311
Rent and office	22,500	31,875	31,875
State Franchise and Capital Taxes	22,633	24,303	24,303
Insurance	26,250	35,000	35,000
Other formation and operating costs	10,083	18,628	20,458

Total Expenses	76,830	124,117	125,947

Income before provision for income taxes	147,148	160,258	158,607

Provision for income taxes	40,968	45,368	45,368

Net income/(loss) for the period	$106,180	$114,890	$113,239

Net income per share basic and diluted	$.01	$0.02	$0.03

Weighted average shares outstanding	8,400,000	6,102,762	4,372,759

See Notes to Unaudited Financial Statements

Ardent Acquisition Corporation
(a corporation in the development stage)

Statement of Stockholders’ Equity

			Addition paid-in capital	Deficit Accumulated During the Development Stage

	Common Stock

	Shares	Amount			Total

Balance, September 14, 2004 (inception)	—	$—	$—	$—	$—

Sale of 1,500,000 shares of common stock to initial stockholders on September 14, 2004 at $.0167 per share	1,500,000	150	24,850	—	25,000

Net Loss for the period	—	—	—	$(1,651)	(1,651)

Balance at December 31, 2004	1,500,000	$150	$24,850	$(1,651)	$23,349

Unaudited:

Sale of 6,900,000 units, net of underwriters’ discount and offering expenses (includes 1,379,310 shares subject to possible conversion)	6,900,000	690	37,226,383		37,227,073

Proceeds subject to possible conversion of 1,379,310 shares	—	—	(7,240,778)	—	(7,240,778)

Proceeds from issuance of option			100		100

Net income for the period	—	—	—	114,890	114,890

Balance, June 30, 2005	8,400,000	$840	$30,010,555	$113,239	$30,124,634

See Notes to Unaudited Financial Statements.

Ardent Acquisition Corporation
(a corporation in the development stage)

Unaudited Statement of Cash Flows

	For the six months ending June 30, 2005	For the period from September 14, 2004 (inception) to June 30, 2005

Cash flow from operating activities
Net income	$114,890	$113,239
Adjustments to reconcile net income to net cash used in operating activities:
Accrued interest on Treasury Bills	(347,178)	(347,178)
(Increase) in prepaid expenses	(100,043)	(100,043)
Increase in accrued expenses	34,567	36,342
Increase in deferred interest	69,401	69,401
Increase in payables	203	203

Net cash used in operating activities	(228,160)	(228,036)

Cash Flow from Investing Activity – assets placed in Trust	(36,222,000)	(36,222,000)

Cash flows from financing activities
Gross Proceeds	41,400,000	41,400,000
Proceeds from notes, stockholder	—	70,000
Payment of notes, stockholder	(70,000)	(70,000)
Proceeds from sale of shares of common stock	—	25,000
Proceeds from issuance of option	100	100
Payment of costs of public offering	(4,084,117)	(4,172,927)

Net cash provided by financing activities	37,245,983	37,252,173

Net increase in cash	$795,823	802,137
Cash at beginning of the period	6,314	0

Cash at the end of the period	802,137	802,137

See Notes to Unaudited Financial Statements.

Ardent Acquisition Corporation
(a corporation in the development stage)

Notes to Unaudited Financial Statements

1.     Basis of Presentation

The financial statements at June 30, 2005 and for the periods ended June 30, 2005 are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of Ardent Acquisition Corporation (the “Company”) as of June 30, 2005 and the results of its operations and its cash flow for the periods ended June 30, 2005. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2004.

2.     Organization and Business Operations

The Company was incorporated in September 14, 2004 as a blank check company whose objective is to acquire an operating business.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective February 24, 2005. The Company consummated the offering on March 2, 2005 and received net proceeds of approximately $32,205,000 (Note 3). On March 3, 2005, the Company consummated the closing of the over-allotment option and the Company received net proceeds of approximately $5,022,000 (Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). An amount of approximately $36,222,000 of the net proceeds is being held in an interest-bearing trust account (“Trust Fund”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. This amount has been invested in Treasury Bills. The Treasury Bills have been accounted for as trading securities, which are recorded at their market value of approximately $36,569,000 at June 30, 2005. The excess of market value over cost, exclusive of the deferred interest described further below, is included in interest income in the accompanying

Ardent Acquisition Corporation
(a corporation in the development stage)

Notes to Unaudited Financial Statements

statements of operations. The remaining net proceeds (not held in the Trust Fund) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Fund as of two days prior to the consummation of the proposed Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount originally held in the Trust Fund) has been classified as common stock subject to possible conversion in the accompanying June 30, 2005 balance sheet and 19.99% of the related interest earned on the Treasury Bill has been recorded as deferred interest.

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public

Ardent Acquisition Corporation
(a corporation in the development stage)

Notes to Unaudited Financial Statements

offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 3).

3.      Initial Public Offering

On March 2, 2005, the Company sold 6,000,000 units (“Units”) in the Offering. On March 3, 2005, the Company sold an additional 900,000 Units pursuant to the underwriters’ over-allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination with a target business or one year from the effective date of the Offering and expiring five years from the date of the prospectus. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company issued, for $100, an option to the representative of the underwriters to purchase 300,000 Units at an exercise price of $9.90 per Unit. In addition, the warrants underlying such Units are exercisable at $6.25 per share.

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

As of June 30, 2005, 14,700,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters’ unit purchase option.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

          The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission.

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

          For the three months ended June 30, 2005, we had a net profit of $106,180, attributable to interest income and unrealized gains on Trust assets offset primarily by routine operational expenses such as rent, insurance, and professional fees.

          For the period from September 14, 2004 (inception) through June 30, 2005, we had a net profit of $113,239, attributable to interest income and unrealized gains on Trust assets offset primarily by routine operational expenses such as rent, insurance, and professional fees.

          We consummated our initial public offering on March 2, 2005. On March 4, 2005, we closed on an additional 900,000 units that were subject to the underwriters’ over-allotment option. Gross proceeds from our initial public offering were $41,400,000. We paid a total of $2,898,000 in underwriting discounts and commissions, and approximately $1,277,000 was or will be paid for costs and expenses related to the offering, including $720,000 for the underwriters’ non-accountable expense allowance of 2% of the gross proceeds. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $37,227,000, of which $36,222,000 was deposited into the trust account (or $5.25 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through March 2, 2007, assuming that a business combination is not consummated during that time. From March 2, 2005 through March 2, 2007, we anticipate approximately $180,000 for the administrative fee payable to American Fund Advisors ($7,500 per month for two years), $150,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $50,000 of expenses for the due diligence and investigation of a target business, $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $585,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $210,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

ITEM 3. CONTROLS AND PROCEDURES.

          An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2005 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

          We paid a total of $2,898,000 in underwriting discounts and commissions, and approximately $1,275,000 has been or will be paid for costs and expenses related to the offering, including $720,000 for the underwriters’ non-accountable expense allowance of 2% of the gross proceeds (excluding the over-allotment option).

          After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $37,227,000, of which $36,222,000 was deposited into a trust fund (or $5.25 per share sold in the offering) and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

ITEM 6: EXHIBITS

(a)	Exhibits:

31.1 – Section 302 Certification by CEO

31.2 – Section 302 Certification by CFO

32.1 – Section 906 Certification by CEO

32.2 – Section 906 Certification by CFO

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARDENT ACQUISITION CORPORATION
Dated: August 15, 2005
/s/ Barry J. Gordon

Barry J. Gordon
Chairman of the Board and Chief Executive Officer

/s/ Marc H. Klee

Marc H. Klee
President and Chief Financial Officer