Form 10QSB
period 2005-09-30
Ardent Acquisition CORP
filed 2005-11-14
CIK 1303849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

[_]	Transition report under Section 13 or 15(d) of the Exchange Act

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [_]

     As of November 14, 2005, 8,400,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):          Yes [_] No [X]

Ardent Acquisition Corporation
(a corporation in the development stage)

Balance Sheet

	September 30,	December 31, 2004
	2005
	(unaudited)

ASSETS
Current assets:
Cash	677,153	$6,314
Assets held in Trust Fund (Note 1)	36,872,776	--
Prepaid expenses	46,078	--

Total current assets	37,596,007	6,314
Deferred offering costs	--	97,310

Total assets	$37,596,007	103,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts Payable	$11,477	$--
Accrued expenses	46,190	10,275
Deferred Interest	130,090	--
Due to stockholder	--	70,000

Total current liabilities	187,757	$80,275

Common stock, subject to possible conversion,
1,379,310 shares at conversion value (Note 2)	7,240,778	--

Commitment (Note 4)

Stockholders’ equity (Notes 1, 2, 3 and 4)
Preferred stock, $.0001 par value, Authorized
1,000,000 shares; none issued
Common stock, $.0001 par value
Authorized 30,000,000 shares
Issued and outstanding 8,400,000 shares
(which includes 1,379,310 subject to possible
conversion) and 1,500,000 respectively	840	150
Additional paid-in capital	30,010,555	24,850
Income/(Deficit) accumulated during the development stage	156,077	(1,651)

Total stockholders’ equity	30,167,472	23,349

Total liabilities and stockholders’ equity	$37,596,007	$103,624

	See Notes toUnaudited Financial Statements.

3

Ardent Acquisition Corporation
(a corporation in the development stage)

Unaudited Statement of Operations

	For the Three Months	For the Nine Months	For the Period from
	Ended September 30, 2005	Ending September 30, 2005	September 14, 2004 (inception)
			to September 30, 2005

Income:
Interest Income	$5,539	$12,137	$12,316
Interest Income on Trust Assets	242,909	520,686	520,686

Total Income	248,448	532,823	533,002

Expenses:
Professional fees	38,172	52,483	52,483
Rent and office	22,500	54,375	54,375
State Franchise and Capital Taxes	34,723	59,026	59,026
Insurance	26,250	61,250	61,250
Other formation and operating costs	17,650	36,278	38,108

Total Expenses	139,295	263,412	265,242

Income before provision for income taxes	109,153	269,411	267,760

Provision for income taxes	66,315	111,683	111,683

Net income/(loss) for the period	$42,838	$157,728	$156,077

Net income per share basic and diluted	0.01	0.02	0.03

Weighted average shares outstanding	8,400,000	6,876,923	5,342,670

		See Notes to Unaudited Financial Statements

Ardent Acquisition Corporation
(a corporation in the development stage)

Statement of Stockholders’ Equity

				Deficit
				Accumulated
	Common Stock		Addition paid-in	During the
	Shares		capital	Development	Total
	Amount			Stage

Sale of 1,500,000 shares of common stock to	1,500,000	$150	$24,850	--	$25,000
initial stockholders on September 14, 2005 at
$.0167 per share

Net Loss for the period	--	--	--	$(1,651)	(1,651)

Balance at December 31, 2004	1,500,000	$150	$24,850	$(1,651)	$23,349

Unaudited:

Sale of 6,900,000 units, net of underwriters’	6,900,000	690	37,226,383		37,227,073
discount and offering expenses (includes
1,379,310 shares subject to possible
conversion)

Proceeds subject to possible conversion of
1,379,310 shares	--	--	(7,240,778)	--	(7,240,778)

Proceeds from issuance of option			100		100

Net income for the period	--	--	--	157,728	157,728

Balance, September 30, 2005	8,400,000	$840	$30,010,555	$156,077	$30,167,472

			See Notes to Unaudited Financial Statements.

Ardent Acquisition Corporation
(a corporation in the development stage)

Unaudited Statement of Cash Flows

	For the nine months ending	For the period from
	September 30, 2005	September 14, 2004
		(inception) to
		September 30, 2005

Cash flow from operating activities
Net income	$157,728	$156,077
Adjustments to reconcile net
income to net cash used
in operating activities:
Accrued interest on Treasury	(650,776)	(650,776)
Bills
(Increase) in prepaid	(46,078)	(46,078)
expenses
Increase in accrued expenses	44,415	46,190

Increase in deferred interest	130,090	130,090
Increase in accounts payable	11,477	11,477

Net cash used in operating	(353,144)	(353,020)
activities

Cash Flow from Investing
Activity – assets placed in Trust	(36,222,000)	(36,222,000)

Cash flows from financing
activities
Gross Proceeds	41,400,000	41,400,000
Proceeds from notes, stockholder	--	70,000
Payment of notes, stockholder	(70,000)	(70,000)
Proceeds from sale of shares	--	25,000
of common stock
Proceeds from issuance of option	100	100
Payment of costs of public offering	(4,084,117)	(4,172,927)

Net cash provided by financing	37,245,983	37,252,173
activities

Net increase in cash	670,839	677,153
Cash at beginning of the period	6,314	--

Cash at the end of the period	$677,153	$677,153

	See Notes to Unaudited Financial Statements.

6

Ardent Acquisition Corporation
(a corporation in the development stage)

Notes to Unaudited Financial Statements

1	.	Basis of Presentation	The financial statements at September 30, 2005 and for the periods ended September 30, 2005 are unaudited. In the opinion of
management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of
Ardent Acquisition Corporation (the “Company”) as of September 30,
2005 and the results of its operations and its cash flow for the periods ended September 30, 2005. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

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

2	.	Organization and	The Company was incorporated in September 14, 2004 as a blank
		Business Operations	check company whose objective is to acquire an operating business.

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
An amount of approximately $36,222,000 of the net proceeds is being held in an interest-bearing trust account (“Trust Fund”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United States government securities
(Treasury Bills) with a maturity of 180 days or less. This amount has been invested in Treasury Bills. The Treasury Bills have been accounted for as trading securities, which are recorded at their market value of approximately $36,872,776 at September 30, 2005. The excess of market value over cost, exclusive of the deferred interest described further below, is included in interest income in the

7

Ardent Acquisition Corporation
(a corporation in the development stage)

Notes to Unaudited Financial Statements

accompanying statements of operations. The remaining net proceeds (not held in the Trust Fund) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Fund as of two days prior to the consummation of the proposed Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount originally held in the Trust Fund) has been classified as common stock subject to possible conversion in the accompanying September 30, 2005 balance sheet and 19.99% of the related interest earned on the Treasury Bill has been recorded as deferred interest.

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

3	.	Initial Public Offering	On March 2, 2005, the Company sold 6,000,000 units (“Units”) in the
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
option to the representative of the underwriters to purchase 300,000
Units at an exercise price of $9.90 per Unit. In addition, the warrants underlying such Units are exercisable at $6.25 per share.

4	.	Common Stock	On January 4, 2005, the Company’s Board of Directors authorized a
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

As of September 30, 2005, 14,700,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters’ unit purchase option.

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

     For the three months ended September 30, 2005, we had a net profit of $42,838, attributable to interest income and unrealized gains on Trust assets offset primarily by routine operational expenses such as rent, insurance, and professional fees.

     For the period from September 14, 2004 (inception) through September 30, 2005, we had a net profit of $156,077, attributable to interest income and unrealized gains on Trust assets offset primarily by routine operational expenses such as rent, insurance, and professional fees.

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

ITEM 3. CONTROLS AND PROCEDURES.

     An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2005 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     We paid a total of $2,898,000 in underwriting discounts and commissions, and approximately $1,275,000 has been or will be paid for costs and expenses related to the offering, including $720,000 for the underwriters' non-accountable expense allowance of 2% of the gross proceeds (excluding the over-allotment option).

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

     For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-QSB.

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

Dated: November 14, 2005
/s/ Barry J. Gordon
Barry J. Gordon
Chairman of the Board and Chief Executive Officer

/s/ Marc H. Klee
Marc H. Klee
President and Chief Financial Officer