Form 10KSB
period 2005-12-31
Ardent Acquisition CORP
filed 2006-04-11
CIK 1303849

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2005

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________TO ______________

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

                                 (516) 739-1017
                (Issuer's Telephone Number, Including Area Code)

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirement for the past 90 days.   Yes X  No
                                                                       ---   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes X No
                                   ---   ---

Issuer's revenues for the fiscal year ended December 31, 2005 were $0.

As of April 6, 2006, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $37,605,000.

As of April 10, 2006, there were 8,400,000 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         Ardent Acquisition Corporation is a blank check company formed on November 22, 2004 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Our efforts in identifying a prospective target business will not be limited to a particular industry, although we are focusing our efforts on seeking a business combination with technology-related businesses.

         On March 2, 2005, we consummated our initial public offering of 6,000,000 units with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On March 4, 2005, we consummated the closing of an additional 900,000 units subject to the over-allotment option. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $41,400,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $37,227,000, of which $36,222,000 was deposited into a trust fund and the remaining proceeds ($1,005,000) were available to be used to provide for business, legal and accounting due diligence on prospective business combinations, taxes and continuing general and administrative expenses. Through December 31, 2005, we have used approximately $489,000 of the net proceeds that were not deposited into the trust fund for those purposes. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2005, there is $37,214,871 held in the trust fund.

         We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

SELECTION OF A TARGET BUSINESS AND STRUCTURING OF A BUSINESS COMBINATION

         We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who may present solicited or unsolicited proposals. Our officers and directors as well as their affiliates may also bring to our attention target business candidates. We have, and may again in the future, engaged professional firms that specialize in business acquisitions to assist us in our search for a target business. If we do, we may be required to pay such firm a finder's fee or other compensation. In no event, however, will we pay any of our initial officers, directors or stockholders (collectively, our "Founders") or any entity with which they are affiliated any finder's fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

         Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of our net assets at the time of the acquisition, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management considers, among other factors, the following:

         o        financial condition and results of operation;

         o        growth potential;

         o experience and skill of management and availability of additional personnel;

         o        capital requirements;

         o        competitive position;

         o        barriers to entry into other industries;

         o        stage of development of the products, processes or services;

         o degree of current or potential market acceptance of the products, processes or services;

         o proprietary features and degree of intellectual property or other protection of the products, processes or services;

         o        regulatory environment of the industry; and

         o        costs associated with effecting the business combination.

         These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we conduct extensive due diligence reviews which encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

FAIR MARKET VALUE OF TARGET BUSINESS

         The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

OPPORTUNITY FOR STOCKHOLDER APPROVAL OF BUSINESS COMBINATION

         Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

         In connection with the vote required for any business combination, our Founders have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering ("Founder Shares") in accordance with the vote of the majority of the shares of our common stock sold in such offering ("IPO Shares"). This voting arrangement shall not apply to any shares purchased by our Founders after our initial public offering in the open market. We will proceed with the business combination only if a majority of the IPO Shares cast at the meeting to approve the business combination are voted for the approval of such business combination and stockholders holding less than 20% of the IPO Shares exercise their conversion rights.

CONVERSION RIGHTS

         At the time we seek stockholder approval of any business combination, we will offer the holders of IPO Shares the right to have such shares converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of two business days prior to the consummation of the business combination, divided by the total number of IPO Shares. As of December 31, 2005, the per-share conversion price would have been $5.39. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. We will not complete any business combination if stockholders owning 20% or more of the IPO Shares exercise their conversion rights. Holders of IPO Shares who convert their stock into their share of the trust fund still have the right to exercise any warrants they continue to hold that they purchased as part of the units.

LIQUIDATION IF NO BUSINESS COMBINATION

         If we do not complete a business combination by September 2, 2006, or by March 2, 2007 if the extension criteria described below have been satisfied, we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. The Founders have waived their rights to participate in any liquidation distribution with respect to their Founder Shares. There will be no distribution from the trust fund with respect to our warrants.

         If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to September 2, 2006, but are unable to complete the business combination prior to this date, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by March 2, 2007, we will then liquidate. Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable time periods.

         If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust fund, the per-share liquidation price as of December 31, 2005 would have been $5.39. However, the proceeds deposited in the trust fund could become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Our officers and directors have agreed that, if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to various vendors or other entities that are owed money by us for services rendered or products sold to us, or to any target business, to the extent they have claims against the funds in our trust account.

COMPETITION

         In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. There are numerous blank check companies that have completed initial public offerings that are seeking to carry out a business plan similar to our business plan. Additionally, we may be subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

         o our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

         o our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and

         o our outstanding warrants and option, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business on favorable terms.

         If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

EMPLOYEES

         We have four executive officers, two of which are members of our board of directors. These individuals are not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination.

                       RISKS ASSOCIATED WITH OUR BUSINESS

         In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

WE ARE A DEVELOPMENT STAGE COMPANY WITH NO OPERATING HISTORY AND VERY LIMITED RESOURCES.

         We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

IF THIRD PARTIES BRING CLAIMS AGAINST US, THE PROCEEDS HELD IN TRUST COULD BE REDUCED AND THE PER-SHARE LIQUIDATION PRICE RECEIVED BY STOCKHOLDERS WILL BE LESS THAN $5.39 PER SHARE.

         Our placing of funds in trust may not protect those funds from third party claims against us. The proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders. We cannot assure you that the per-share liquidation price will not be less than the $5.39 per share held in trust as of December 31, 2005 due to claims of creditors. If we liquidate before the completion of a business combination, our officers and directors will be personally liable under certain circumstances to ensure that the proceeds in the trust fund are not reduced by the claims of various vendors or other entities that are owed money by us for services rendered or products sold to us, or to any target businesses. However, we cannot assure you that they will be able to satisfy those obligations. Furthermore, even after our liquidation (including the distribution of the monies then held in the trust fund), under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

BECAUSE THERE ARE NUMEROUS COMPANIES WITH A BUSINESS PLAN SIMILAR TO OURS SEEKING TO EFFECTUATE A BUSINESS COMBINATION, IT MAY BE MORE DIFFICULT FOR US TO DO SO.

         There are numerous similarly structured blank check companies have completed initial public offerings in the United States with business plans similar to ours and there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods.

SINCE WE HAVE NOT CURRENTLY SELECTED ANY TARGET BUSINESS WITH WHICH TO COMPLETE A BUSINESS COMBINATION, WE ARE UNABLE TO CURRENTLY ASCERTAIN THE MERITS OR RISKS OF THE BUSINESS' OPERATIONS.

         Since we have not yet identified a prospective target business, there is no basis for investors to evaluate the possible merits or risks of the target business' operations. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

WE MAY ISSUE SHARES OF OUR COMMON STOCK AND PREFERRED STOCK TO COMPLETE A BUSINESS COMBINATION, WHICH WOULD REDUCE THE EQUITY INTEREST OF OUR STOCKHOLDERS AND LIKELY CAUSE A CHANGE IN CONTROL OF OUR OWNERSHIP.

         Our certificate of incorporation authorizes the issuance of up to 30,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We currently have 6,900,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the purchase option granted to EarlyBirdCapital, Inc., the representative of the underwriters in our initial public offering) and all of the 1,000,000 shares of preferred stock available for issuance. Although we currently have no commitments to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

         o        may significantly reduce the equity interest of stockholders;

         o will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

         o may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

         o default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

         o acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

         o our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

         o our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

THE ABILITY OF OUR STOCKHOLDERS TO EXERCISE THEIR CONVERSION RIGHTS MAY NOT ALLOW US TO EFFECTUATE THE MOST DESIRABLE BUSINESS COMBINATION OR OPTIMIZE OUR CAPITAL STRUCTURE.

         When we seek stockholder approval of any business combination, we will offer each public stockholder the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata portion of the trust account. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

OUR CURRENT OFFICERS AND DIRECTORS MAY RESIGN UPON CONSUMMATION OF A BUSINESS COMBINATION AND WE WILL HAVE ONLY LIMITED ABILITY TO EVALUATE THE MANAGEMENT OF THE TARGET BUSINESS.

         Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel in the target business, however, cannot presently be ascertained. Although it is possible that some of our key personnel will remain associated in various capacities with the target business following a business combination, it is likely that the management of the target business at the time of the business combination will remain in place. Moreover, our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination, the terms of which, including the compensation to be paid to such individuals, would be determined at such time between the respective parties. However, the ability of our key personnel to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. While we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

OUR OFFICERS AND DIRECTORS ALLOCATE THEIR TIME TO OTHER BUSINESSES THEREBY CAUSING CONFLICTS OF INTEREST IN THEIR DETERMINATION AS TO HOW MUCH TIME TO DEVOTE TO OUR AFFAIRS. THIS COULD HAVE A NEGATIVE IMPACT ON OUR ABILITY TO CONSUMMATE A BUSINESS COMBINATION.

         Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs. If our executive officers' other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

SOME OF OUR OFFICERS AND DIRECTORS MAY IN THE FUTURE BECOME AFFILIATED WITH ENTITIES ENGAGED IN BUSINESS ACTIVITIES SIMILAR TO THOSE INTENDED TO BE CONDUCTED BY US AND, ACCORDINGLY, MAY HAVE CONFLICTS OF INTEREST IN DETERMINING WHICH ENTITY A PARTICULAR BUSINESS OPPORTUNITY SHOULD BE PRESENTED TO.

         Some of our officers and directors may in the future become affiliated with entities, including other "blank check" companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they have fiduciary obligations to. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

ALL OF OUR OFFICERS AND DIRECTORS OWN SHARES OF OUR COMMON STOCK AND WARRANTS WHICH WILL NOT PARTICIPATE IN LIQUIDATION DISTRIBUTIONS AND THEREFORE THEY MAY HAVE A CONFLICT OF INTEREST IN DETERMINING WHETHER A PARTICULAR TARGET BUSINESS IS APPROPRIATE FOR A BUSINESS COMBINATION.

         All of our officers and directors own stock in our company, but have waived their right to receive distributions upon our liquidation with respect to their Founder Shares, and own warrants to purchase additional shares of our common stock. The shares and warrants owned by our directors and officers will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination timely. Consequently, our directors' and officers' discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders' best interest.

IT IS PROBABLE THAT WE WILL ONLY BE ABLE TO COMPLETE ONE BUSINESS COMBINATION, WHICH WILL CAUSE US TO BE SOLELY DEPENDENT ON A SINGLE BUSINESS AND A LIMITED NUMBER OF PRODUCTS OR SERVICES.

         As of December 31, 2005, we had $37,214,871 on deposit in a trust fund that we may use to complete a business combination. Our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition. Consequently, it is probable that we will consummate a business combination with a single operating business. Accordingly, the prospects for our success may be:

         o        solely dependent upon the performance of a single business, or

         o dependent upon the development or market acceptance of a single or limited number of products, processes or services.

         In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

BECAUSE OF OUR LIMITED RESOURCES AND STRUCTURE, WE MAY NOT BE ABLE TO CONSUMMATE AN ATTRACTIVE BUSINESS COMBINATION.

         We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination. Additionally, our outstanding warrants and option, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Additionally, because of our structure, there may be fewer attractive target businesses available to acquire or privately held target businesses may not be not inclined to enter into a transaction with a publicly held blank check companies like us.

WE MAY BE UNABLE TO OBTAIN ADDITIONAL FINANCING, IF REQUIRED, TO COMPLETE A BUSINESS COMBINATION OR TO FUND THE OPERATIONS AND GROWTH OF THE TARGET BUSINESS, WHICH COULD COMPEL US TO RESTRUCTURE THE TRANSACTION OR ABANDON A PARTICULAR BUSINESS COMBINATION.

         Although we believe our current assets will be sufficient to allow us to consummate a business combination, in as much as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If we require further funds, either because of the size of the business combination or the depletion of our available cash in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

OUR EXISTING STOCKHOLDERS, INCLUDING OUR OFFICERS AND DIRECTORS, CONTROL A SUBSTANTIAL INTEREST IN US AND THUS MAY INFLUENCE CERTAIN ACTIONS REQUIRING STOCKHOLDER VOTE.

         Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our "staggered" board of directors, only a minority of the board of directors will be considered for election and our existing stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our existing stockholders will continue to exert control at least until the consummation of a business combination.

OUR OUTSTANDING WARRANTS MAY HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF COMMON STOCK AND MAKE IT MORE DIFFICULT TO EFFECT A BUSINESS COMBINATION.

         We currently have outstanding warrants to purchase 13,800,000 shares of common stock and an option to purchase 300,000 shares of common stock and warrants to purchase an additional 600,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and options could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and options may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and options are exercised, you may experience dilution to your holdings.

IF WE ARE UNABLE TO EFFECT A BUSINESS COMBINATION AND ARE FORCED TO LIQUIDATE, OUR WARRANTS WILL EXPIRE WORTHLESS.

         If we do not complete a business combination by September 2, 2006, or by March 2, 2007 if certain criteria have been satisfied, we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. In such event, there will be no distribution with respect to our outstanding warrants. Accordingly, the warrants will expire worthless.

IF OUR FOUNDERS EXERCISE THEIR REGISTRATION RIGHTS, IT MAY HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OUR COMMON STOCK AND THE EXISTENCE OF THESE RIGHTS MAY MAKE IT MORE DIFFICULT TO EFFECT A BUSINESS COMBINATION.

         Our Founders are entitled to demand that we register the resale of their shares of common stock at any time after the date on which their shares are released from escrow. If our Founders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 1,500,000 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

IF WE ARE DEEMED TO BE AN INVESTMENT COMPANY, WE MAY BE REQUIRED TO INSTITUTE BURDENSOME COMPLIANCE REQUIREMENTS AND OUR ACTIVITIES MAY BE RESTRICTED, WHICH MAY MAKE IT DIFFICULT FOR US TO COMPLETE A BUSINESS COMBINATION.

         If we are deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

         o        restrictions on the nature of our investments; and

         o        restrictions on the issuance of securities.


         In addition, we may have imposed upon us burdensome requirements, including:

         o        registration as an investment company;'

         o        adoption of a specific form of corporate structure; and

         o reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

         We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent in "government securities" with specific maturity dates. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

                    RISKS RELATED TO THE TECHNOLOGY INDUSTRY

         Although we are not limited to any particular industry, we are currently focusing on target businesses in the technology industry. Accordingly, we believe the following risks may apply to us following the completion of a business combination.

THE TECHNOLOGY INDUSTRY IS HIGHLY CYCLICAL, WHICH MAY AFFECT OUR FUTURE PERFORMANCE AND ABILITY TO SELL OUR PRODUCTS, AND IN TURN, HURT OUR PROFITABILITY.

         Technology products and services tend to be relatively expensive and buyers tend to defer purchases during periods of economic weakness, opting instead to continue to use what they already own. Conversely, during periods of economic strength, technology sales frequently exceed expectations. As a consequence, revenues and earnings for technology companies may fluctuate more than those of less economically sensitive companies. Due to the cyclical nature of the technology industry, inventories may not always be properly balanced, resulting in lost sales when there are shortages or write-offs when there are excess inventories. This may adversely affect our profitability.

IF WE ARE UNABLE TO KEEP PACE WITH THE CHANGES IN THE TECHNOLOGY INDUSTRY, OUR PRODUCTS COULD BECOME OBSOLETE AND IT COULD HURT OUR RESULTS OF OPERATIONS.

         The technology industry is generally characterized by intense, rapid changes, often resulting in product obsolescence or short product life cycles. Our ability to compete after consummation of a business combination will be dependent upon our ability to keep pace with changes in this industry. If we are ultimately unable to adapt our operations as needed, our financial condition following a business combination will be adversely affected.

THE TECHNOLOGY SECTOR IS HIGHLY COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY WHICH COULD ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY FOLLOWING A BUSINESS COMBINATION.

         The technology industry is rapidly evolving and intensely competitive. We expect competition to continue and intensify in the future. Many of the competitors we will face following a business combination may have significantly greater financial, technical, marketing and other resources than we do. Some of these competitors may also offer a wider range of services than we can and have greater name recognition and a larger client base. These competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements. They may also be able to undertake more extensive promotional activities, offer more attractive terms to clients, and adopt more aggressive pricing policies. If we are unable to compete effectively, it could harm our business.

IF WE ARE UNABLE TO PROTECT THE INTELLECTUAL PROPERTY RIGHTS WE OBTAIN IN A BUSINESS COMBINATION, COMPETITORS MAY BE ABLE TO USE OUR TECHNOLOGY OR TRADEMARKS, WHICH COULD WEAKEN OUR COMPETITIVE POSITION.

         Because of the competitive nature of the technology industry, we will likely rely on a combination of copyright, trademark and trade secret laws and restrictions to protect our proprietary technology and rights. Despite our efforts to protect our proprietary technology and rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Any unauthorized use of our proprietary technology and rights could have a material adverse affect on our operations.

ITEM 2. DESCRIPTION OF PROPERTY

         We maintain our executive offices at 1415 Kellum Place, Suite 205, Garden City, New York pursuant to an agreement with American Fund Advisors, Inc., an affiliate of Barry J. Gordon, our chairman of the board and chief executive officer, Marc H. Klee, our president, chief financial officer, secretary and member of our board of directors, and Alan J. Loewenstein, one of our vice presidents. We pay American Fund Advisors a monthly fee of $7,500 for providing us with office space and certain office and secretarial services. We believe, based on rents and fees for similar services in the Garden City, New York metropolitan area, that the fee charged by American Fund Advisors is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

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

                                                       UNITS             COMMON STOCK            WARRANTS
                                                       -----             ------------            --------
                                                  HIGH        LOW       HIGH        LOW       HIGH        LOW
                                                  ----        ---       ----        ---       ----        ---

      2006:
           Second Quarter*...............         6.88       6.78       5.45       5.45       0.74       0.73
           First Quarter.................         7.06       6.13       5.48       5.19       0.79       0.50

      2005:
           Fourth Quarter................         6.30       5.88       5.23       5.06       0.59       0.41
           Third Quarter.................         6.30       5.75       5.15       4.90       0.64       0.46
           Second Quarter................         6.40       5.90       5.25       4.90       0.64       0.52
           First Quarter.................         6.65       6.10       5.20       5.12       0.80      0.635

*Through April 6, 2006

HOLDERS

         As of April 10, 2006, there was one holder of record of our units, nine holders of record of our common stock and one holder of record of our warrants.

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

RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

         In September 2004, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

              Stockholders                        Number of Shares
              ------------                        ----------------

              Barry J. Gordon                          280,970

              Marc H. Klee                             218,530

              Arthur H. Goldberg                        93,750

              Harvey Granat                             36,750

              Alan J. Loewenstein                       30,000

              Robert Sroka                              30,000

              Robert Brill                              30,000

              Philip Goodman                            30,000

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

INITIAL PUBLIC OFFERING

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

         We paid a total of $2,898,000 in underwriting discounts and commissions and approximately $1,275,000 for costs and expenses related to the offering, including $720,000 for the underwriters' non-accountable expense allowance of 2% of the gross proceeds.

         After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $37,227,000, of which $36,222,000 was deposited into a trust fund and the remaining proceeds ($1,005,000) became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $992,871 in interest through December 31, 2005.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         We were formed on September 14, 2004 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Until consummation of our initial public offering in February 2005, all of our activity related to our formation and initial public offering. Since February, 2005, we have been searching for prospective target businesses to acquire. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

         For the year ended December 31, 2005, we had a net profit of $301,884, attributable to interest income and unrealized gains on Trust assets offset primarily by routine operational expenses such as rent, insurance, and professional fees.

         Net loss for the period from September 14, 2004 to December 31, 2004 of $1,651 related to our formation and our initial public offering.

         For the period from September 14, 2004 (inception) through December 31, 2005, we had a net profit of $300,193, attributable to interest income and unrealized gains on Trust assets offset primarily by routine operational expenses such as rent, insurance, and professional fees.

         $36,222,000 of the net proceeds of our initial public offering are in trust, with the remaining net proceeds of $1,005,000 to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of our initial public offering not held in trust to identify and evaluate prospective acquisition candidates, select the target business, and structure, negotiate and consummate the business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing to effect a business combination. To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other available cash will be used to finance the operations of the target business. At December 31, 2005, we had cash outside of the trust fund of $541,355, prepaid expenses of $19,828 and total liabilities of $334,258, leaving us with working capital excluding the trust fund of $226,925. We believe that we have sufficient available funds outside of the trust fund to operate through March 2, 2007, assuming that a business combination is not consummated during that time. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

         We are obligated to pay to American Fund Advisors a monthly fee of $7,500 for general and administrative services. In addition, in September 2004 and January 2005, Barry Gordon advanced an aggregate of $77,500 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. These amounts were repaid in March 2005 out of proceeds of our initial public offering.

         In connection with our initial public offering, we issued to the underwriters, for $100, an option to purchase up to a total of 300,000 units excercisable at $9.90 per unit. The units issuable upon exercise of this purchase option are identical to the units we sold in the offering except that the warrants included in the option have an exercise price of $6.25. We estimated that the fair value of this option was approximately $492,000 ($1.64 per unit underlying such option) using a Black-Scholes option-pricing model. The fair value of the option granted to the underwriter was estimated as of the date of grant using the following assumptions: (1) expected volatility of 42.72%, (2) risk-free interest rate of 3.91% and (3) expected life of 5 years.

OFF-BALANCE SHEET ARRANGEMENTS

         Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of Financial Accounting Standard (FAS) 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See Footnote 2 to the financial statements for more information.

ITEM 7. FINANCIAL STATEMENTS

         This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL CHANGES.

         None.

ITEM 8A. CONTROL AND PROCEDURES

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

         Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

         During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         Our current directors and executive officers are as follows:

         Name                    Age     Position
         ----                    ---     --------

         Barry J. Gordon         60      Chairman of the Board and Chief Executive Officer

         Marc H. Klee            51      President, Chief Financial Officer, Secretary and Director

         Alan J. Loewenstein     49      Vice President

         Robert Sroka            56      Vice President

         Robert Brill            59      Director

         Arthur H. Goldberg      63      Director

         Philip Goodman          68      Director

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

AUDIT COMMITTEE

         Our board of directors established an audit committee comprised of Messrs. Brill, Goldberg and Goodman, with Mr. Brill acting as the chairman. Our audit committee appoints, retains, sets compensation of, and supervises our independent accountants, reviews the results and scope of the audit and other accounting related services and reviews our accounting practices and systems of internal accounting and disclosure controls. Our board of directors believes that Mr. Brill is an "audit committee financial expert" (as defined in Regulation 228.401(e)(1)(i)(A) of Regulation S-B). The board of directors also believes that Mr. Brill would be considered an "independent" director under Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2005, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of our common stock as of April 10, 2006 by:

         o each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

         o        each of our officers and directors; and

         o        all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

                                                      Amount and Nature
                                                        of Beneficial       Percent of
Name and Address of Beneficial Owner(1)                   Ownership            Class
---------------------------------------                   ---------            -----

Barry J. Gordon                                           561,940(2)            6.7%

Paul Sonkin(3)                                            491,600(4)            5.9%

Marc H. Klee                                              437,060(5)            5.2%

Arthur H. Goldberg(6)                                     187,500(7)            2.2%

Alan J. Loewenstein                                        60,000(8)              *

Robert Sroka(6)                                            60,000(8)              *

Robert Brill(9)                                            60,000(8)              *

Philip Goodman(10)                                         60,000(8)              *

All directors and executive officers as a group         1,426,500(11)          17.0%
(7 individuals)

         -----------------------------------

* Less than 1%.

(1) Unless otherwise noted, the business address of each of the following is 1415 Kellum Place, Suite 205, Garden City, New York 11530.

(2) Does not include 374,626 shares of common stock issuable upon exercise of warrants not currently exercisable and that will not become exercisable within the next 60 days.

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

(5) Does not include 291,373 shares of common stock issuable upon exercise of warrants not currently exercisable and that will not become exercisable within the next 60 days.

(6) The business address of each of these individuals is c/o Corporate Solutions Group, 175 Great Neck Road, Suite 408, Great Neck, NY 11021.

(7) Does not include 125,000 shares of common stock issuable upon exercise of warrants not currently exercisable and that will not become exercisable within the next 60 days.

(8) Does not include 40,000 shares of common stock issuable upon exercise of warrants not currently exercisable and that will not become exercisable within the next 60 days.

(9) The business address of Dr. Brill is c/o Newlight Associates, 500 North Broadway, Suite 144, Jericho, New York 11753.


(10) The business address of Mr. Goodman is 6 Oakwood Drive, Sewall's Point, Florida 34996.


(11) Does not include 950,999 shares of common stock issuable upon exercise of warrants not currently exercisable and that will not become exercisable within the next 60 days.

         All 1,500,000 shares of our outstanding common stock owned by our stockholders prior to our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, pursuant to an escrow agreement described below.

         Barry J. Gordon, Marc H. Klee and Arthur H. Goldberg may be deemed to be our "parents" and "promoters," as these terms are defined under the Federal securities laws.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In September 2004, we issued 750,000 shares of our common stock to the following individuals for $25,000 in cash, at an average purchase price of approximately $0.033 per share as set forth below:

Name                         Number of Shares     Relationship to Us
----                         ----------------     ------------------

Barry J. Gordon                  280,970          Chairman of the Board and Chief
                                                  Executive Officer
Marc H. Klee                     218,530          President, Chief Financial Officer and
                                                  Director
Arthur H. Goldberg                93,750          Director
Harvey Granat                     36,750          Stockholder
Alan J. Loewenstein               30,000          Vice President
Robert Sroka                      30,000          Vice President
Robert Brill                      30,000          Director
Philip Goodman                    30,000          Director

         On January 4, 2005, our board of directors authorized a stock dividend of 0.666666 shares of common stock for each outstanding share of common stock and on January 24, 2005, our board of directors authorized a stock dividend of
0.2 shares of common stock for each outstanding share of common stock, effectively lowering the purchase price to approximately $0.0167 per share.

         Pursuant to an escrow agreement between us, the Founders and Continental Stock Transfer & Trust Company, all of the Founders Shares were placed in escrow, with Continental acting as escrow agent, pursuant to an escrow agreement, until the earliest of:

         o        February 24, 2008;

         o        our liquidation; or

         o the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

         During the escrow period, these shares cannot be sold, but the Founders will retain all other rights as stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our Founders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to our initial public offering.

         We also entered into a registration rights agreement with the Founders pursuant to which the holders of the majority of the Founders Shares will be entitled to make up to two demands that we register these shares pursuant to an agreement to be signed prior to or on the date of this prospectus. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain "piggy-back" registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

         Each of our Founders also entered into a letter agreement with us and EarlyBirdCapital pursuant to which, among other things:

         o each agreed to vote all Founder Shares owned by him in accordance with the majority of the IPO Shares if we solicit approval of our stockholders for a business combination;

         o if we fail to consummate a business combination by September 2, 2006 (or by March 2, 2007 under certain limited circumstances), each agreed to take all reasonable actions within his power to cause us to liquidate as soon as reasonably practicable;

         o each waived any and all rights he may have to receive any distribution of cash, property or other assets as a result of such liquidation with respect to his Founder Shares;

         o each agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire an operating business, until the earlier of our consummation of a business combination, our liquidation or until such time as he ceases to be an officer or director of ours, subject to any pre-existing fiduciary obligations he might have;

         o each agreed that we could not consummate any business combination which involves a company which is affiliated with any of the Founders unless we obtain an opinion from an independent investment banking firm reasonably acceptable to EarlyBirdCapital that the business combination is fair to our stockholders from a financial perspective;

         o each agreed that he and his affiliates will not be entitled to receive and will not accept any compensation for services rendered to us prior to the consummation of our business combination; and

         o each agreed that he and his affiliates will not be entitled to receive or accept a finder's fee or any other compensation in the event he or his affiliates originate a business combination.

         American Fund Advisors, an affiliate of Barry J. Gordon, Marc H. Klee and Alan J. Loewenstein, has agreed that, through the acquisition of a target business, it will make available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay American Fund Advisors $7,500 per month for these services.

         During 2004, Barry J. Gordon advanced an aggregate of $77,500 to us to cover expenses related to our initial public offering. The loans were payable without interest on the earlier of September 30, 2005 or the consummation of our initial public offering. These loans were repaid in March 2005.

         We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations.

         Other than the $7,500 per-month administrative fee and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our Founders or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

         All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and will require prior approval in each instance by a majority of the members of our board who do not have an interest in the transaction.

ITEM 13. EXHIBITS

(a) The following Exhibits are filed as part of this report.

    Exhibit No.   Description
    -----------   -----------

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

         10.11 Form of Letter Agreement between American Fun Advisors, Inc. and Registrant regarding administrative support. (1)

         10.12 Promissory Note, dated October 31, 2004, in the principal amount of $70,000 issued to Barry J. Gordon. (1)

         10.13 Registration Rights Agreement among the Registrant and the Initial Stockholders. (1)

         10.14 Form of Warrant Purchase Agreement among EarlyBirdCapital, Inc. and each of the Initial Stockholders. (1)

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-121028)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The firm of Goldstein Golub Kessler LLP ("GGK") acts as our principal accountant. Through September 30, 2005, GGK had a continuing relationship with American Express Tax and Business Services Inc. ("TBS") from which it leased auditing staff who are full time, permanent employees of TBS and through which its partners provided non-audit services. Subsequent to September 30, 2005, this relationship ceased and the firm established a similar relationship RSM McGladrey, Inc. ("RSM"). As a result of this arrangement, GGK has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid or to be paid to GGK and RSM for services rendered.

AUDIT FEES

         We have paid our principal accountant $25,000 for the services they performed in connection with our initial public offering, including the financial statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2005. We also paid or expect to pay them $18,626 for additional auditing services including review of our 2005 10-QSB filings. In addition, we expect to pay them approximately $15,000 in connection with our 2005 audit and 10-KSB filings.

AUDIT-RELATED FEES

         During 2005, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

TAX FEES

         During 2005, we paid TBS approximately $1,800 in connection with 2004 tax return preparation.

ALL OTHER FEES

         During 2005, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

================================================================================

                                                  ARDENT ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-2


FINANCIAL STATEMENTS

         Balance Sheet                                                       F-3
         Statements of Operations                                            F-4
         Statements of Stockholders' Equity                                  F-5
         Statements of Cash Flows                                      F-6 - F-7


NOTES TO FINANCIAL STATEMENTS                                         F-8 - F-12

================================================================================

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ardent Acquisition Corporation

We have audited the accompanying balance sheet of Ardent Acquisition Corporation (a corporation in the development stage) as of December 31, 2005, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2005, the period from September 14, 2004 (inception) to December 31, 2004 and the cumulative period from September 14, 2004 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ardent Acquisition Corporation as of December 31, 2005 and the results of its operations and its cash flows for the year ended December 31, 2005, the period from September 14, 2004 (inception) to December 31, 2004 and the cumulative period from September 14, 2004 (inception) to December 31, 2005 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Ardent Acquisition Corporation will continue as a going concern. As discussed in Note 1 to the financial statements, the Company may face a mandatory liquidation by September 2, 2006 if a business combination is not consummated, unless certain extension criteria are met, which makes substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.



/s/ Goldstein Golub Kessler LLP

Goldstein Golub Kessler LLP
New York, New York

March 27, 2006

================================================================================

                                                  ARDENT ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                                   BALANCE SHEET

================================================================================

                                                            DECEMBER 31, 2005

--------------------------------------------------------------------------------
         ASSETS
         Current assets:
            CASH                                               $   541,355
            ASSETS HELD IN TRUST FUND (NOTE 1)                  37,214,871
            PREPAID EXPENSES                                        19,828
--------------------------------------------------------------------------------
         Total current assets                                   37,776,054
--------------------------------------------------------------------------------
         Deferred Tax Asset (Note 7)                               110,570

         Total assets                                          $37,886,624
================================================================================
         LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities:
            ACCOUNTS PAYABLE                                   $     2,011
            ACCRUED EXPENSES                                       133,772
            DEFERRED INTEREST (NOTE 1)                             198,475
--------------------------------------------------------------------------------
               TOTAL CURRENT LIABILITIES                           334,258
--------------------------------------------------------------------------------

         COMMON STOCK, SUBJECT TO POSSIBLE CONVERSION,
             1,379,310 SHARES AT CONVERSION VALUE (NOTE 1)       7,240,778

         Commitment (Note 4)

         Stockholders' equity (Notes 1, 2, 5 and 6)
      Preferred stock, $.0001 par value, Authorized                     --
               1,000,000 shares; none issued
      Common stock, $.0001 par value
         Authorized 30,000,000 shares
         Issued and outstanding 8,400,000 shares
            (which includes 1,379,310 subject to possible
            conversion)                                                840
      ADDITIONAL PAID-IN CAPITAL                                30,010,555
      INCOME ACCUMULATED DURING THE DEVELOPMENT STAGE              300,193
--------------------------------------------------------------------------------

      TOTAL STOCKHOLDERS' EQUITY                                30,311,588
--------------------------------------------------------------------------------

         Total liabilities and stockholders' equity            $37,886,624
         =======================================================================

            THE ACCOMPANYING NOTES SHOULD BE READ IN CONJUNCTION WITH
                           THE FINANCIAL STATEMENTS.


================================================================================

================================================================================

                                                  ARDENT ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                        STATEMENTS OF OPERATIONS

================================================================================

                                                        FOR THE YEAR ENDING   FOR THE PERIOD FROM    FOR THE PERIOD FROM
                                                        DECEMBER 31, 2005     SEPTEMBER 14, 2004     SEPTEMBER 14, 2004
                                                                              (INCEPTION)            (INCEPTION)
                                                                              TO DECEMBER 31, 2004   TO DECEMBER 31, 2005
-------------------------------------------------------------------------------------------------------------------------
         Income:
            INTEREST INCOME                             $    17,479           $       179            $    17,658
            INTEREST INCOME ON TRUST ASSETS                 794,396                    --                794,396
-------------------------------------------------------------------------------------------------------------------------
                 Total Income                               811,875                   179                812,054
-------------------------------------------------------------------------------------------------------------------------
         Expenses:
            PROFESSIONAL FEES                                65,949                    --                 65,949
            RENT                                             76,875                    --                 76,875
            STATE  CAPITAL TAXES                             34,750                    --                 34,750
            INSURANCE                                        87,500                    --                 87,500
            OTHER FORMATION AND OPERATING COSTS              44,065                 1,830                 45,895
-------------------------------------------------------------------------------------------------------------------------
                 Total Expenses                             309,139                 1,830                310,969
-------------------------------------------------------------------------------------------------------------------------
         Income before provision for income taxes           502,736                (1,651)               501,085

            PROVISION FOR INCOME TAXES                      200,892                    --                200,892
-------------------------------------------------------------------------------------------------------------------------

         Net income/(loss) for the period               $   301,844           $    (1,651)           $   300,193
=========================================================================================================================

NET INCOME PER SHARE BASIC AND DILUTED                  $      0.04           $     (0.00)           $      0.05

Weighted average shares outstanding                       7,260,822             1,500,000              5,936,076
-------------------------------------------------------------------------------------------------------------------------

            THE ACCOMPANYING NOTES SHOULD BE READ IN CONJUNCTION WITH
                           THE FINANCIAL STATEMENTS.

================================================================================

                                                  ARDENT ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                              STATEMENTS OF STOCKHOLDERS' EQUITY

================================================================================

                                                                                                        Income/
                                                                                                       (Deficit)
                                                                                                      Accumulated
                                                            Common Stock                              During the
                                                            ------------           Addition paid-     Development
                                                       Shares          Amount        in capital          Stage           Total
                                                    ------------------------------------------------------------------------------

Sale of 1,500,000 shares of common stock to            1,500,000    $        150    $     24,850           --         $     25,000
initial stockholders on September 14, 2004 at
$.0167 per share

Net Loss for the period                                   --              --              --         $     (1,651)          (1,651)
                                                    ------------------------------------------------------------------------------
Balance at December 31, 2004                           1,500,000    $        150    $     24,850     $     (1,651)    $     23,349


Sale of 6,900,000 units, net of underwriters'          6,900,000             690      37,226,383                        37,227,073
discount and offering expenses (includes
1,379,310 shares subject to possible conversion)

Proceeds subject to possible conversion of
1,379,310 shares                                          --              --          (7,240,778)          --           (7,240,778)

Proceeds from issuance of option                                                             100                               100

Net income for the year                                   --              --              --              301,844          301,844
                                                    ------------------------------------------------------------------------------
Balance, December 31, 2005                             8,400,000    $        840    $ 30,010,555     $    300,193     $ 30,311,588
                                                    ==============================================================================

            THE ACCOMPANYING NOTES SHOULD BE READ IN CONJUNCTION WITH
                           THE FINANCIAL STATEMENTS.

================================================================================

                                                  ARDENT ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                        STATEMENTS OF CASH FLOWS

================================================================================

                                                                           FOR THE YEAR ENDING      FOR THE PERIOD FROM
                                                                            SEPTEMBER 14, 2004       SEPTEMBER 14, 2004
                                                  FOR THE YEAR ENDING        (INCEPTION) TO           (INCEPTION) TO
                                                   DECEMBER 31, 2005        DECEMBER 31, 2004        DECEMBER 31, 2005
CASH FLOW FROM OPERATING
ACTIVITES

Net income (loss)                                     $    301,844             $     (1,651)            $    300,193
Deferred income taxes                                     (110,570)                    --                   (110,570)
Adjustments to reconcile net
Income (loss) to net cash provided by (used in)
operating activities:

Accrued interest on Treasury                              (992,871)                    --                   (992,871)
Bills

Changes in Operating Assets and Liabilities:
(Increase) in Prepaid expenses                             (19,828)                    --                    (19,828)
Increase in Accrued expenses                               131,997                    1,775                  133,772

Increase in Deferred Interest                              198,475                     --                    198,475
Increase in Accounts Payable                                 2,011                     --                      2,011
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating
activities                                                (488,942)                     124                 (488,818)
-----------------------------------------------------------------------------------------------------------------------

CASH FLOW FROM INVESTING
ACTIVITY - ASSETS PLACED IN                            (36,222,000)                    --                (36,222,000)
TRUST
-----------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                  (36,222,000)                    --                (36,222,000)
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING
ACTIVITES
Gross Proceeds                                          41,400,000                     --                 41,400,000
Proceeds from notes,                                                                 70,000                   70,000
stockholder
Payment of notes, stockholder                              (70,000)                    --                    (70,000)
Proceeds from sale of shares
of common stock                                               --                     25,000                   25,000
Proceeds from issuance of
option                                                         100                     --                        100
Payment of costs of public
offering                                                (4,084,117)                 (88,810)              (4,172,927)

                                                                           FOR THE YEAR ENDING      FOR THE PERIOD FROM
                                                                            SEPTEMBER 14, 2004       SEPTEMBER 14, 2004
                                                  FOR THE YEAR ENDING        (INCEPTION) TO           (INCEPTION) TO
                                                   DECEMBER 31, 2005        DECEMBER 31, 2004        DECEMBER 31, 2005

-----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING                          37,245,983                    6,190               37,252,173
ACTIVITIES
-----------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH                                       535,041                    6,314                  541,355
CASH AT BEGINNING OF PERIOD                                  6,314                     --                       --
-----------------------------------------------------------------------------------------------------------------------
CASH AT THE END OF THE PERIOD                         $    541,355             $      6,314             $    541,355
=======================================================================================================================


SUPPLEMENTAL CASH FLOW
INFORMATION:
INCOME TAXES PAID                                     $    237,952                     --               $    237,952
                                                      ============             ============             ============
NON CASH FINANCING ACTIVITY:
ACCRUAL OF COST OF PUBLIC
OFFERING                                                      --               $      8,500                     --
                                                      ============             ============             ============

            THE ACCOMPANYING NOTES SHOULD BE READ IN CONJUNCTION WITH
                            THE FINANCIAL STATEMENTS.

================================================================================

                                                  ARDENT ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


1.  ORGANIZATION      Ardent Acquisition Corporation (the "Company") was
    AND               incorporated in Delaware on September 14, 2004 as a blank
    BUSINESS          check company whose objective is to acquire an operating
    OPERATIONS        business.

                      The registration statement for the Company's initial public offering ("Offering") was declared effective February 24, 2005. The Company consummated the offering on March 2, 2005 and received net proceeds of approximately $32,205,000 (Note 2). On March 3, 2005, the Company
                      consummated the closing of the over-allotment option and the Company received net proceeds of approximately $5,022,000 (Note 2). The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business ("Business Combination"). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $36,222,000 of the net proceeds was placed in an interest-bearing trust account ("Trust Account") until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. The Treasury Bills have been accounted for as trading securities, which are recorded at their market value of approximately $37,214,000 at December 31, 2005. The excess of market value over cost, exclusive of the deferred interest described below, is included in the accompanying financial statements. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

                      The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.

================================================================================

                                                  ARDENT ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


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

                      With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Proposed Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying December 31, 2005 balance sheet and 19.99% of the related interest earned on the Treasury Bills has been recorded as deferred interest.

                      The Company's Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. There is no assurance that the Company will be able to successfully effect a Business Combination during this period. This factor raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements are prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the Warrants contained in the Units sold (Note 2).

                      Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

                      For purposes of the statements of cash flows, the Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

                      The Company maintains cash in bank deposit accounts which, at times, exceed federally insured limits. The Company has not experienced any losses on these accounts.

================================================================================

                                                  ARDENT ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


                      Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share reflects the additional dilution for all potentially dilutive securities such as stock warrants and options. The effect of the 13,800,000 outstanding warrants, issued in connection with the initial public offering described in Note 2 has not been considered in the diluted net income per share since the warrants are contingently exercisable. The effect of the 300,000 units included in the underwriters purchase option, as described in Note 2 along with the warrants underlying such units, has not been considered in the diluted earnings per share calculation since the market price of the option was less than the exercise price during the period.

                      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123(R)"), "Share Based Payment". SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company is required to adopt SFAS 123(R) effective January 1, 2006. The Company does not believe that the adoption of SFAS No. 123(R) will have a significant impact on its financial condition or results of operations.

                      Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.


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


2.  INITIAL PUBLIC    On March 2, 2005 and March 3, 2005 the Company sold
    OFFERING          6,900,000 units ("Units") in the Offering (including the
                      over-allotment option) for $6.00 per Unit. Each Unit consists of one share of the Company's common stock, $.0001 par value, and two Redeemable Common Stock Purchase
                      Warrants ("Warrants"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Warrants will be redeemable, upon prior written consent of EarlyBirdCapital, Inc., at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period

================================================================================

                                                  ARDENT ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


                      ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company issued an option, for $100, to the representative of the underwriters to purchase 300,000 Units at an exercise price of $9.90 per Unit. In addition, the warrants underlying such Units are exercisable at $6.25 per share.


3.  DUE TO            In September 2004, the Company issued a $70,000 unsecured
    STOCKHOLDER       promissory note to an Initial Stockholder, who is also an
                      officer. An additional $7,500 was advanced in January
                      2005. The amounts due were non interest-bearing and were paid from the net proceeds of the Offering.


4.  COMMITMENT        The Company presently occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering. The statement of operations for the period ended December 31, 2005 includes $76,875 related to this agreement.


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

                      At December 31, 2005, 14,700,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters' unit purchase option.

================================================================================

                                                  ARDENT ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


7.  INCOME TAXES      The provision for income taxes consists of the following:

                                           FOR THE PERIOD ENDED DECEMBER 31,
                                                 2005               2004
                                                 ----               ----
                      Current:
                             Federal          $ 241,079                --
                             State               70,382                --
                      Deferred:
                             Federal            (85,584)               --
                             State              (24,986)               --
                                              ---------           -------
                      Total                   $ 200,892           $    --
                                              =========           =======

                      The total provision for income taxes differs from that amount which would be computed by applying the U.S. federal income tax rate to income before provision for income taxes principally due to the effect of state and local income taxes.

                      The tax effect of temporary differences that give rise to the net deferred tax asset is as follows:

                                                               DECEMBER 31,
                                                                   2005
                                                               ------------
                         Interest income deferred for
                         reporting purposes                      $ 79,310
                         Expenses deferred for
                         income tax purposes                       31,260
                      ---------------------------------------------------
                         Deferred tax asset                      $110,570
                      ===================================================

                      The Company's effective tax rate differs from the Federal statutory tax rate of 34% due to the following:

                                               Year ended    Period ended
                                               December 31,  December 31,
                                               2005          2004
                      ---------------------------------------------------
                      Federal statutory rate   34%           (34%)
                      State income taxes        6             (6)
                      Valuation allowance      --             40
                      ---------------------------------------------------
                      Effective tax rate       40%            --
                      ===================================================

                      The Company recorded a valuation allowance on its deferred tax asset during the period ended December 31, 2004 since the Company was not yet earning interest income at that time.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of April, 2006.

                                        ARDENT ACQUISITION CORPORATION



                                        By: /s/ Barry J. Gordon
                                            -------------------
                                            Barry J. Gordon
                                            Chairman and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                             Title                              Date
----                                             -----                              ----

/s/ Barry J. Gordon             Chairman of the Board and Chief Executive       April 10, 2006
-------------------             Officer (Principal Executive Officer)
Barry J. Gordon


/s/ Marc H. Klee                President, Chief Financial Officer,             April 10, 2006
----------------                Secretary and Director (Principal
Marc H. Klee                    Accounting and Financial Officer)


/s/ Robert Brill                Director                                        April 10, 2006
----------------
Robert Brill


/s/ Arthur H. Goldberg          Director                                        April 10, 2006
----------------------
Arthur H. Goldberg


/s/ Philip Goodman              Director                                        April 10, 2006
------------------
Philip Goodman