Form 10QSB
period 2006-03-31
Ardent Acquisition CORP
filed 2006-05-15
CIK 1303849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _______________ to _______________

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

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

          As of May 15, 2006, 8,400,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

          Transitional Small Business Disclosure Format (check one):                Yes ☐ No ☒

Ardent Acquisition Corporation
(a corporation in the development stage)

Condensed Balance Sheet

	March 31, 2006	December 31, 2005
	(unaudited)

ASSETS
Current assets:
Cash	$335,248	$541,355
Assets held in Trust Fund (Note 1)	37,593,131	37,214,871
Prepaid expenses	98,578	19,828

Total current assets	38,026,957	37,776,054
Deferred Tax Asset	162,570	110,570

Total assets	$38,189,527	$37,886,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts Payable	$14,286	$2,011
Accrued expenses	33,240	133,772
Deferred Interest	274,089	198,475
Taxes payable	200,322	--

Total current liabilities	521,937	334,258

Common stock, subject to possible conversion,
1,379,310 shares at conversion value (Note 2)	7,240,778	7,240,778

Commitment (Note 4)

Stockholders’ equity (Notes 1, 2, 3 and 4)
Preferred stock, $.0001 par value, Authorized	--	--
1,000,000 shares; none issued
Common stock, $.0001 par value
Authorized 30,000,000 shares
Issued and outstanding 8,400,000 shares	840	840
(which includes 1,379,310 subject to possible
conversion) and 1,500,000 respectively
Additional paid-in capital	30,010,555	30,010,555
Income accumulated during the development stage	415,417	300,193

Total stockholders’ equity	30,426,812	30,311,588

Total liabilities and stockholders’ equity	$38,189,527	$37,886,624

See Notes to Unaudited Condensed Financial Statements.

Ardent Acquisition Corporation
(a corporation in the development stage)

Unaudited Condensed Statements of Operations

	For the Three Months	For the Three Months	For the Period from
	Ended March 31, 2006	Ending March 31, 2005	September 14, 2004 (inception)
			to March 31, 2006

Income:
Interest Income	$4,904	$1,282	$22,562
Interest Income on Trust Assets	302,646	59,115	1,097,042

Total Income	$307,550	$60,397	$1,119,604

Expenses:
Professional fees	$11,291	$3,948	$77,240
Rent and office	22,500	9,375	99,375
State Franchise and Capital Taxes	8,688	16,669	43,438
Insurance	26,250	8,750	113,750
Other formation and operating costs	41,597	8,545	87,492

Total Expenses	$110,326	$47,287	$421,295

Income before provision for income taxes	$197,224	$13,110	$698,309

Provision for income taxes	82,000	4,400	282,892

Net income/(loss) for the period	$115,224	$8,710	$415,417

Net income per share basic and diluted	$0.01	$0.00	$0.07

Weighted average shares outstanding basic and diluted	8,400,000	3,780,000	6,329,255

See Notes to Unaudited Condensed Financial Statements

Ardent Acquisition Corporation
(a corporation in the development stage)

Statement of Stockholders’ Equity

				(Deficit)/Income
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
1,379,310 shares subject to possible
conversion)

Proceeds subject to possible conversion of
1,379,310 shares	--	--	(7,240,778)	--	(7,240,778)

Proceeds from issuance of option			100		100

Net income for the period	--	--	--	301,844	301,844

Balance, December 31, 2005	8,400,000	$840	$30,010,555	$300,193	$30,311,588

Unaudited:

Net income for the period	--	--	--	115,224	115,224

Balance, March 31, 2006	8,400,000	$840	$30,010,555	$415,417	$30,426,812

See Notes to Unaudited Condensed Financial Statements.

Ardent Acquisition Corporation
(a corporation in the development stage)

Unaudited Condensed Statements of Cash Flows

	For the three months ending	For the three months	For the period from
	March 31, 2006	ending March 31, 2005	September 14, 2004
			(inception) to March 31,
			2006

Cash flow from operating activities
Net income	$115,224	$8,710	$415,417
Adjustments to reconcile net
income to net cash used
in operating activities:
Deferred Tax Asset	(52,000)	--	(162,570)
Accrued interest on Treasury	(378,260)	(73,884)	(1,371,131)
Bills
(Increase) in Receivables	—	(100)	—
(Increase) in prepaid	(78,750)	(99,584)	(98,578)
expenses
Decrease in accrued expenses	(100,532)	2,048	33,240
Increase in deferred interest	75,614	14,769	274,089
Increase in accounts payable	12,275	27,746	14,286
Increase in taxes payable	200,322	20,866	200,322

Net cash used in operating	$(206,107)	$(99,429)	$(694,925)
activities

Cash Flow from Investing
Activity – assets placed in Trust	—	36,222,000	36,222,000

Cash flows from financing
activities
Gross Proceeds	--	41,400,000	41,400,000
Proceeds from notes,	--	--	70,000
stockholder
Payment of notes, stockholder	--	(70,000)	(70,000)
Proceeds from sale of shares
of common stock	--	0	25,000
Proceeds from issuance of
option	--	100	100
Payment of costs of public
offering	--	(4,085,655)	(4,172,927)

Net cash provided by financing	$—	$37,244,445	$37,252,173
activities

Net increase in cash	$(206,107)	$923,016	$335,248
Cash at beginning of the period	541,355	6,314	0

Cash at the end of the period	$335,248	$929,330	$335,248

See Notes to Unaudited Condensed Financial Statements.

Ardent Acquisition Corporation
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

1	.	Basis of Presentation	The financial statements at March 31, 2006 and for the periods ended
March 31, 2006 are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of Ardent Acquisition
Corporation (the “Company”) as of March 31, 2006 and 2005 and the
results of its operations and its cash flow for the periods ended March
31, 2006. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange
Commission. Accordingly, certain information and footnote
disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2005. The December 31, 2005 balance sheet was derived from the audited financial statements.

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
An amount of approximately $36,222,000 of the net proceeds is being held in an interest-bearing trust account (“Trust Fund”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities”
within the meaning of Section 2(a)(16) of the Investment Company
Act of 1940 with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. At March 31, 2006, the value of the Trust Account amounted to approximately $37,593,131. The excess of market value over cost, exclusive of the deferred interest described further below, is included in interest income in the

Ardent Acquisition Corporation
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

accompanying statements of operations. The remaining net proceeds
(not held in the Trust Fund) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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
Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial
Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount originally held in the Trust Fund) has been classified as common stock subject to possible conversion in the accompanying March 31, 2006 balance sheet and 19.99% of the
related interest earned on the Treasury Bill has been recorded as deferred interest.

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the
consummation of the Offering if certain extension criteria have been satisfied. There is no assurance that the Company will be able to successfully effect a Business Combination during this period. This factor raises substantial doubt about the Company’s ability to continue

Ardent Acquisition Corporation
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

as a going concern. The accompanying financial statements are prepared assuming the Company will continue as a going concern.
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

As of March 31, 2006, 14,700,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters’ unit purchase option.

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

     For the three months ended March 31, 2006, we had a net profit of $115,224, attributable to interest income and unrealized gains on Trust assets offset primarily by routine operational expenses such as rent, insurance, and professional fees.

     For the three months ended March 31, 2005, we had a net profit of $8,710, attributable to interest income and unrealized gains on Trust assets offset primarily by routine operational expenses such as rent, insurance, and professional fees.

     For the period from September 14, 2004 (inception) through March 31, 2006, we had a net profit of $415,417, attributable to interest income and unrealized gains on Trust assets offset primarily by routine operational expenses such as rent, insurance, and professional fees.

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

     As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

PART II.

OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On March 2, 2005, we consummated our initial public offering of 6,000,000 Units, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On March 4, 2005, we closed on an additional 900,000 units that were subject to the underwriters’ over-allotment option. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $41,400,000. The managing underwriter in the offering was EarlyBirdCapital, Inc. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-121028). The Securities and Exchange Commission declared the registration statement effective on February 24, 2005.

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

Dated: May 15, 2006
/s/ Barry J. Gordon
Barry J. Gordon
Chairman of the Board and Chief Executive Officer

/s/ Marc H. Klee
Marc H. Klee
President and Chief Financial Officer