Form 10QSB
period 2006-06-30
Ardent Acquisition CORP
filed 2006-08-14
CIK 1303849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from ________________ to ________________

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

     As of August 14, 2006, 8,400,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

     Transitional Small Business Disclosure Format (check one):           Yes ☐ No ☒

Ardent Acquisition Corporation
(a corporation in the development stage)

Condensed Balance Sheet

	June 30, 2006	December 31, 2005
	(unaudited)

ASSETS
Current assets:
Cash	$157,029	$541,355
Assets held in Trust Fund (Note 1)	37,919,489	37,214,871
Prepaid expenses	72,328	19,828

Total current assets	38,148,846	37,776,054
Deferred Tax Asset	166,651	110,570

Total assets	$38,315,497	$37,886,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts Payable	$3,455	$2,011
Accrued expenses	71,084	133,772
Deferred Interest	339,328	198,475
Taxes payable	138,267	--

Total current liabilities	552,134	334,258

Common stock, subject to possible conversion,
1,379,310 shares at conversion value (Note 2)	7,240,778	7,240,778

Commitment (Note 4)

Stockholders’ equity (Notes 1, 2, 3 and 4)
Preferred stock, $.0001 par value, Authorized	--	--
1,000,000 shares; none issued
Common stock, $.0001 par value
Authorized 30,000,000 shares
Issued and outstanding 8,400,000 shares	840	840
(which includes 1,379,310 subject to possible
conversion) and 1,500,000 respectively
Additional paid-in capital	30,010,555	30,010,555
Income accumulated during the development stage	511,190	300,193

Total stockholders’ equity	30,522,585	30,311,588

Total liabilities and stockholders’ equity	$38,315,497	$37,886,624

See Notes to Unaudited Condensed Financial Statements.

Ardent Acquisition Corporation
(a corporation in the development stage)

Unaudited Condensed Statements of Operations

	For the Three Months	For the Three Months	For the Six Months	For the Six	For the Period
	Ended June 30, 2006	Ending June 30, 2005	Ending June 30,	Months	from
			2006	Ending June 30,	September 14,
				2005	2004 (inception)
					to June 30,
					2006

Income:
Interest Income	$2,643	$5,315	$7,547	$6,598	$25,205
Interest Income on Trust Assets	261,119	218,662	563,765	277,777	1,358,161

Total Income	$263,762	$223,977	$571,312	$284,375	$1,383,366

Expenses:
Professional fees	$49,891	$10,363	$61,182	$14,311	$127,130
Rent and office	22,500	22,500	45,000	31,875	121,875
State Franchise and Capital Taxes	3,757	22,633	12,445	24,303	47,195
Insurance	26,250	26,250	52,500	35,000	140,000
Other formation and operating costs	8,537	10,083	50,133	18,628	96,029

Total Expenses	$110,935	$91,829	$221,260	$124,117	$532,229

Income before provision for income taxes	152,827	132,148	350,052	160,258	851,137

Provision for income taxes	$57,055	$40,968	$139,055	$45,368	$339,947

Net income/(loss) for the period	95,772	91,180	210,997	114,890	511,190

Net income per share basic and diluted	$0.01	$0.01	$0.03	$0.02	$0.08

Weighted average shares outstanding basic	8,400,000	8,400,000	8,400,000	6,102,762	6,616,947
and diluted

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
1,379,310 shares subject to possible
conversion)

Proceeds subject to possible conversion of
1,379,310 shares	--	--	(7,240,778)	--	(7,240,778)

Proceeds from issuance of option			100		100

Net income for the period	--	--	--	301,844	301,844

Balance, December 31, 2005	8,400,000	$840	$30,010,555	$300,193	$30,311,588

Unaudited:

Net income for the period	--	--	--	210,997	210,997

Balance, June 30, 2006	8,400,000	$840	$30,010,555	$511,190	$30,522,585

See Notes to Unaudited Condensed Financial Statements.

Ardent Acquisition Corporation
(a corporation in the development stage)

Unaudited Condensed Statements of Cash Flows

	For the six months ending	For the six months	For the period from
	June 30, 2006	ending June 30, 2005	September 14, 2004
			(inception) to June 30,
			2006

Cash flow from operating activities
Net income	$210,997	$114,890	$511,190
Adjustments to reconcile net
income to net cash used
in operating activities:
Deferred Tax Asset	(56,081)	---	(166,651)
Accrued interest on Treasury	(704,618)	(347,178)	(1,697,489)
Bills
(Increase) in prepaid expenses	(52,500)	(100,043)	(72,328)

Increase (Decrease) in accrued expenses	(62,688)	34,567	71,084
Increase in deferred interest	140,853	69,401	339,328
Increase in accounts payable	1,444	203	3,455
Increase in income taxes payable	138,267	---	138,267

Net cash used in operating	(384,326)	(228,160)	(873,144)
activities

Cash flow from investing
activities
Assets Placed in Trust	--	36,222,000	36,222,000
Redemption of Treasury Bill Held in Trust	37,673,751	--	37,673,751
Purchase of Municipal Securities Held in Trust	(37,673,751)	--	(37,673,751)

Net cash provided by investing activities	--	36,222,000	36,222,000

Cash flows from financing
activities
Gross Proceeds	----	41,400,000	41,400,000
Proceeds from notes,
stockholder
Payment of notes, stockholder	----	(70,000)	(70,000)
Proceeds from sale of shares	----	----	25,000
of common stock
Proceeds from issuance of	----	100	100
option
Payment of costs of public	----	(4,084,117)	(4,172,927)
offering

Net cash provided by financing	---	37,245,983	37,252,173
activities

Net increase in cash	(384,326)	795,823	157,029
Cash at beginning of the period	541,355	6,314	0

Cash at the end of the period	$157,029	$802,137	$157,029

See Notes to Unaudited Condensed Financial Statements.

Ardent Acquisition Corporation
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

1.	Basis of Presentation	The financial statements at June 30, 2006 and for the periods ended
June 30, 2006 are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of Ardent Acquisition
Corporation (the “Company”) as of June 30, 2006 and 2005 and the
results of its operations and its cash flow for the periods ended June
30, 2006. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

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

2.	Organization and	The Company was incorporated in September 14, 2004 as a blank
	Business Operations	check company whose objective is to acquire an operating business.

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
An amount of approximately $36,222,000 of the net proceeds is being held in an interest-bearing trust account (“Trust Fund”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities”
within the meaning of Section 2(a)(16) of the Investment Company
Act of 1940 with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. At June 30, 2006, the value of the Trust Account amounted to $37,919,489. The excess of market value over cost, exclusive of the deferred interest described further below, is included in interest income in the accompanying statements

Ardent Acquisition Corporation
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

of operations. The remaining net proceeds (not held in the Trust Fund)
may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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
Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial
Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount originally held in the Trust Fund) has been classified as common stock subject to possible conversion in the accompanying June 30, 2006 balance sheet and 19.99% of the related interest earned on the Treasury Bills and Municipal Bonds has been recorded as deferred interest.

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

As of June 30, 2006, 14,700,000 shares of common stock were
reserved for issuance upon exercise of redeemable warrants and underwriters’ unit purchase option.

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

     For the three months ended June 30, 2006, we had a net profit of $ 95,773, attributable to interest income and unrealized gains on Trust assets offset primarily by routine operational expenses such as rent, insurance, and professional fees.

     For the three months ended June 30, 2005, we had a net profit of $106,180, attributable to interest income and unrealized gains on Trust assets offset primarily by routine operational expenses such as rent, insurance, and professional fees.

     For the six months ended June 30, 2006, we had a net profit of $210,997, attributable to interest income and unrealized gains on Trust assets offset primarily by routine operational expenses such as rent, insurance, and professional fees.

     For the six months ended June 30, 2005, we had a net profit of $114,890, attributable to interest income and unrealized gains on Trust assets offset primarily by routine operational expenses such as rent, insurance, and professional fees.

     For the period from September 14, 2004 (inception) through June 30, 2006, we had a net profit of $511,190, attributable to interest income and unrealized gains on Trust assets offset primarily by routine operational expenses such as rent, insurance, and professional fees.

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

     As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Dated: August 14, 2006
/s/ Barry J. Gordon
Barry J. Gordon
Chairman of the Board and Chief Executive Officer

/s/ Marc H. Klee
Marc H. Klee
President and Chief Financial Officer