Form 10QSB
period 2006-09-30
Ardent Acquisition CORP
filed 2006-11-14
CIK 1303849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to

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

As of November 14, 2006, 8,400,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Ardent Acquisition Corporation

(a corporation in the development stage)

Condensed Balance Sheets

	September 30, 2006 (unaudited)	December 31, 2005
ASSETS
Current assets:
Cash	$119,028	$541,355
Assets held in Trust Fund (Note 1)	38,236,986	37,214,871
Prepaid Expenses	55,775	19,828
Taxes receivable	51,780

Total current assets	38,463,569	37,776,054
Deferred Tax Asset	208,521	110,570

Total assets	$38,672,090	$37,886,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts Payable	$88,632	$2,011
Accrued expenses	21,275	133,772
Deferred Interest	402,796	198,475
Taxes payable	37,522	—
Notes payable to shareholders	150,000	—

Total current liabilities	700,225	334,258

Common stock, subject to possible conversion, 1,379,310 shares at conversion value (Note 2)	7,240,778	7,240,778

Commitment (Note 4)
Stockholders’ equity (Notes 1, 2, 3 and 4)
Preferred stock, $.0001 par value, Authorized	—	—
1,000,000 shares; none issued
Common stock, $.0001 par value
Authorized 30,000,000 shares
Issued and outstanding 8,400,000 shares (which includes 1,379,310 subject to possible conversion) and 1,500,000 respectively	840	840
Additional paid-in capital	30,010,555	30,010,555
Income accumulated during the development stage	719,692	300,193

Total stockholders’ equity	30,731,087	30,311,588

Total liabilities and stockholders’ equity	$38,672,090	$37,886,624

See Notes to Unaudited Condensed Financial Statements.

Ardent Acquisition Corporation

(a corporation in the development stage)

Unaudited Condensed Statements of Operations

	For the Three Months Ended September 30, 2006	For the Three Months Ending September 30, 2005	For the Nine Months Ending September 30, 2006	For the Nine Months Ending September 30, 2005	For the Period from September 14, 2004 (inception) to September 30, 2006
Income:
Interest Income	$1,349	5,539	8,897	12,137	26,554
Interest Income on Trust Assets	254,030	242,909	817,794	520,686	1,612,191

Total Income	$255,379	248,448	826,691	532,823	1,638,745

Expenses:
Professional fees	$168,117	38,172	229,299	52,483	295,247
Rent and office	22,500	22,500	67,500	54,375	144,375
State Franchise and Capital Taxes	12,104	34,723	24,549	59,026	59,299
Insurance	26,250	26,250	78,750	61,250	166,250
Other formation and operating costs	14,883	17,650	65,017	36,278	110,913

Total Expenses	$243,854	139,295	465,115	263,412	776,084

Income before provision for income taxes	11,525	109,153	361,576	269,411	862,661

Provision for income taxes	$(196,978)	66,315	(57,923)	111,683	142,969

Net income/(loss) for the period	208,503	42,838	419,499	157,728	719,692

Net income per share basic and diluted	$0.02	0.01	0.05	0.02	0.11

Weighted average shares outstanding basic and diluted	8,400,000	8,400,000	8,400,000	6,876,923	6,836,546

See Notes to Unaudited Condensed Financial Statements

Ardent Acquisition Corporation

(a corporation in the development stage)

Statement of Stockholders’ Equity

	Common Stock		Addition paid-in capital	(Deficit)/Income Accumulated During the Development Stage	Total
	Shares	Amount
Sale of 1,500,000 shares of common stock to initial stockholders on September 14, 2005 at $.0167 per share	1,500,000	$150	$24,850	—	$25,000
Net Loss for the period	—	—	—	$(1,651)	(1,651)

Balance at December 31, 2004	1,500,000	$150	$24,850	$(1,651)	$23,349
Sale of 6,900,000 units, net of underwriters’ discount and offering expenses (includes 1,379,310 shares subject to possible conversion)	6,900,000	690	37,226,383		37,227,073
Proceeds subject to possible conversion of 1,379,310 shares	—	—	(7,240,778)	—	(7,240,778)
Proceeds from issuance of option			100		100
Net income for the period	—	—	—	301,844	301,844

Balance, December 31, 2005	8,400,000	$840	$30,010,555	$300,193	$30,311,588

Unaudited:
Net income for the period	—	—	—	419,499	419,499

Balance, September 30, 2006	8,400,000	$840	$30,010,555	$719,692	$30,731,087

See Notes to Unaudited Condensed Financial Statements.

Ardent Acquisition Corporation

(a corporation in the development stage)

Unaudited Condensed Statements of Cash Flows

	For the nine months ending September 30, 2006	For the nine months ending September 30, 2005	For the period from September 14, 2004 (inception) to September 30, 2006
Cash flow from operating activities
Net income	$419,499	$157,728	$719,692
Adjustments to reconcile net income to net cash used in operating activities:
Deferred Tax Asset	(97,951)	—	(208,521)
Accrued interest on Treasury Bills	(1,022,115)	(650,776)	(2,014,986)
(Increase) in prepaid expenses	(35,947)	(46,078)	(55,775)
(Increase) in Taxes Receivables	(51,780)	—	(51,780)
Increase (Decrease) in accrued expenses	(112,497)	44,415	21,275
Increase in deferred interest	204,321	130,090	402,796
Increase in accounts payable	86,621	11,477	88,632
Increase in income taxes payable	37,522	—	37,522

Net cash used in operating activities	(572,327)	(353,144)	(1,061,145)

Cash Flow from Investing Activities
Assets Placed in Trust	—	36,222,000	36,222,000
Redemption of Treasury Bill Held in Trust	37,673,751	—	37,673,751
Purchase of Municipal Securities Held in Trust	(37,673,751)	—	(37,673,751)

Net Cash Used in Investing Activities	—	(36,222,000)	(36,222,000)

Cash flows from financing activities
Gross Proceeds	—	41,400,000	41,400,000
Proceeds from notes, stockholders	150,000	—	220,000
Payment of notes, stockholder	—	(70,000)	(70,000)
Proceeds from sale of shares of common stock	—	—	25,000
Proceeds from issuance of option	—	100	100
Payment of costs of public offering	—	(4,084,117)	(4,172,927)

Net cash provided by financing activities	150,000	37,245,983	37,402,173

Net increase in cash	(422,327)	670,839	119,029
Cash at beginning of the period	541,355	6,314	0

Cash at the end of the period	$119,028	$677,153	$119,028

See Notes to Unaudited Condensed Financial Statements.

Ardent Acquisition Corporation

(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

1.	Basis of Presentation

The financial statements at September 30, 2006 and for the periods ended September 30, 2006 and 2005 are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of Ardent Acquisition Corporation (the “Company”) as of September 30, 2006 and 2005 and the results of its operations and its cash flow for the periods ended September 30, 2006 and 2005. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the effect FIN 48 will have on its condensed financial condition or results of operations.

2.	Organization and Business Operations

The Company was incorporated in September 14, 2004 as a blank check company whose objective is to acquire an operating business.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective February 24, 2005. The Company consummated the offering on March 2, 2005 and received net proceeds of approximately $32,205,000 (Note 3). On March 3, 2005, the Company consummated the closing of the over-allotment option and the Company received net proceeds of approximately $5,022,000 (Note 3). The Company’s management has broad discretion with

Ardent Acquisition Corporation

(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). An amount of approximately $36,222,000 of the net proceeds is being held in an interest-bearing trust account (“Trust Fund”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. At September 30, 2006, the value of the Trust Account amounted to approximately $38,236,986. The excess of market value over cost, exclusive of the deferred interest described further below, is included in interest income in the accompanying statements of operations. The remaining net proceeds (not held in the Trust Fund) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Fund as of two days prior to the consummation of the proposed Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate

Ardent Acquisition Corporation

(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount originally held in the Trust Fund) has been classified as common stock subject to possible conversion in the accompanying September 30, 2006 and December 31, 2005 balance sheets and 19.99% of the related interest earned on the Treasury Bills and Municipal Bonds has been recorded as deferred interest.

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. There is no assurance that the Company will be able to successfully effect a Business Combination during this period. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements are prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 3).

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

As of September 30, 2006, 14,700,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters’ unit purchase option.

5.	Proposed Acquisition	On October 2, 2006, the Company entered into a Stock Purchase Agreement and Letter Agreements with all of the current stockholders of Avantair, Inc. Under these agreements, the Company will acquire all of Avantair’s issued and outstanding capital stock and will change its name to “Avantair, Inc.” Avantair, a Nevada corporation, is engaged in the sale and management of fractional ownerships of professionally piloted aircraft for personal and business use. Avantair operates fixed based operations, aircraft maintenance and concierge services to customers from hangars and office locations in Clearwater, Florida and Caldwell, New Jersey. Avantair is the fifth largest company in the North American fractional aircraft industry.

Pursuant to the Stock Purchase Agreement and Letter Agreements, Avantair’s stockholders, in exchange for all of the securities of Avantair outstanding immediately prior to the closing of the acquisition, will receive from the Company 7,000,000 shares of its common stock. Immediately following the closing of the acquisition, the stockholders of Avantair will own approximately 44.8% of the Company’s total issued and outstanding common stock. 25% of the shares of the Company’s common stock being issued at the closing of the acquisition will be placed into escrow to secure its indemnity rights under the Stock Purchase Agreement and will be governed by the

Ardent Acquisition Corporation

(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

terms of an escrow agreement. The Stock Purchase Agreement also provides that Avantair’s stockholders may receive up to an additional 11,000,000 shares of the Company’s common stock, contingent upon the combined companies achieving certain financial performance criteria and stock price targets

The Stock Purchase Agreement and Letter Agreement have been approved and adopted by the Company’s Board of Directors, but are subject to customary closing conditions, including the approval of the Company’s stockholders. In addition, the closing of the acquisition is conditioned on the holders of less than 20% of the Company’s common stock issued in its initial public offering voting against the transactions contemplated by the Stock Purchase Agreement and Letter Agreement and exercising their right to convert their shares of the Company’s common stock into cash in connection with such vote, as permitted by its Amended and Restated Certificate of Incorporation.

Upon closing of the acquisition, the Company’s board of directors will be increased to seven members and will be comprised of four persons designated by the stockholders of Avantair and three persons designated by certain of the Company’s stockholders. Barry J. Gordon, Ardent’s Chairman, will become non-executive Chairman of the combined company.

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

For the three months ended September 30, 2006, we had a net profit of $208,503, attributable to interest income and unrealized gains on Trust assets offset primarily by routine operational expenses such as rent, insurance, and professional fees.

For the three months ended September 30, 2005, we had a net profit of $42,838, attributable to interest income and unrealized gains on Trust assets offset primarily by routine operational expenses such as rent, insurance, and professional fees.

For the nine months ended September 30, 2006, we had a net profit of $419,499, attributable to interest income and unrealized gains on Trust assets offset primarily by routine operational expenses such as rent, insurance, and professional fees.

For the nine months ended September 30, 2005, we had a net profit of $157,728, attributable to interest income and unrealized gains on Trust assets offset primarily by routine operational expenses such as rent, insurance, and professional fees.

For the period from September 14, 2004 (inception) through September 30, 2006, we had a net profit of $719,692, attributable to interest income and unrealized gains on Trust assets offset primarily by routine operational expenses such as rent, insurance, and professional fees.

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

On October 2, 2006, we entered into a Stock Purchase Agreement and Letter Agreements with all of the current stockholders of Avantair, Inc. Under these agreements, we will acquire all of Avantair’s issued and outstanding capital stock and will change our name to “Avantair, Inc.” Avantair, a Nevada corporation, is engaged in the sale and management of fractional ownerships of professionally piloted aircraft for personal and business use. Avantair operates fixed based operations, aircraft maintenance and concierge services to customers from hangars and office locations in Clearwater, Florida and Caldwell, New Jersey. Avantair is the fifth largest company in the North American fractional aircraft industry.

Pursuant to the Stock Purchase Agreement and Letter Agreements, Avantair’s stockholders, in exchange for all of the securities of Avantair outstanding immediately prior to the closing of the acquisition, will receive from us 7,000,000 shares of our common stock. Immediately following the closing of the acquisition, the stockholders of Avantair will own approximately 44.8% of our total issued and outstanding common stock. 25% of the shares of our common stock being issued at the closing of the acquisition will be placed into escrow to secure our indemnity rights under the Stock Purchase Agreement and will be governed by the terms of an escrow agreement. The Stock Purchase Agreement also provides that Avantair’s stockholders may receive up to an additional 11,000,000 shares of our common stock, contingent upon the combined companies achieving certain financial performance criteria and stock price targets

The Stock Purchase Agreement and Letter Agreement have been approved and adopted by our Board of Directors, but are subject to customary closing conditions, including the approval of our stockholders. In addition, the closing of the acquisition is conditioned on the holders of less than 20% of our common stock issued in our initial public offering voting against the transactions contemplated by the Stock Purchase Agreement and Letter Agreement and exercising their right to convert their shares of our common stock into cash in connection with such vote, as permitted by our Amended and Restated Certificate of Incorporation.

Upon closing of the acquisition, our board of directors will be increased to seven members and will be comprised of four persons designated by the stockholders of Avantair and three persons designated by certain of our stockholders. Barry J. Gordon, our Chairman, will become non-executive Chairman of the combined company.

In connection with a separate (but related) transaction, Avantair entered into an Investors Rights Agreement (to which we are not a party) under which Avantair agreed with certain of its stockholders to cause us to file a “shelf” registration statement within 60 days following the closing of the acquisition with respect to approximately 46% of the shares of our common stock issued to certain of Avantair’s stockholders at the closing of the acquisition, and to file additional “shelf” registration statements within 60 days following the issuance of the contingent purchase price payments described above.

In addition, we entered into a Loan Agreement by and among Avantair, CNM, Inc. and us. Under the Loan Agreement, CNM loaned to Avantair an additional $7,600,000 under the terms of a Revolving Credit Agreement, dated May 31, 2005 between Avantair and CNM. Pursuant to the Loan Agreement, within 7 days following the closing of the acquisition, Avantair (or we) will repay to CNM no less than $15,000,000, which amount shall repay the loan (plus all accrued and unpaid interest) and a portion of the outstanding balance owed to CNM under the Revolving Credit Agreement such that the aggregate outstanding amount owed to CNM shall not exceed $10,000,000. Following this payment, the remaining outstanding balance owed to CNM under the Revolving Credit Agreement will be converted into a term loan, repayable by us in 12 equal quarterly installments and accruing interest at the rate of 10% per annum. Our obligations under the Loan Agreement are conditioned upon the occurrence of the Closing.

For a more complete discussion of Avantair and our proposed business combination, including the risks that are applicable to us with respect to our acquisition of Avantair, see our Current Report on Form 8-K dated October 3, 2006 and filed with the SEC on the same date, and our Preliminary Proxy Statement for our Special Meeting of Stockholders filed with the SEC on November 6, 2006.

We expect that the transaction will be consummated in the first quarter of 2007, after the required approval by our stockholders. However, if we do not complete the business combination by March 2, 2007, we will be forced to dissolve and liquidate.

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

In August and September 2006, our initial stockholders lent us a total of $150,000 to be used to cover some of the expenses which we have incurred to date. It is anticipated that additional loans will be necessary prior to the closing of the acquisition, at which time those loans would come due. The loans do not carry any associated interest charge.

ITEM 3. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

PART II.

OTHER INFORMATION

ITEM 1A: RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Risk Associated With Our Business” in our Annual Report on Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on April 11, 2006, which could materially affect our business, financial condition or future results. Other than as indicated below, there have been no material changes to the risk factors described in our Form 10-KSB:

An effective registration statement may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise his, her or its warrants and causing such warrants to be practically worthless.

No warrant will be exercisable and we will not be obligated to issue shares of our common stock unless at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrant is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and we will not be required to settle any such warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may have no value, the market for the warrants may be limited and the warrants may expire worthless.

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

Dated: November 14, 2006

/s/ Barry J. Gordon
Barry J. Gordon
Chairman of the Board and Chief Executive Officer

/s/ Marc H. Klee
Marc H. Klee
President and Chief Financial Officer