Form 10KSB
period 2006-12-31
Avantair, Inc
filed 2007-04-06
CIK 1303849

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 000-51115

Avantair, Inc.

(Name of Small Business Issuer in Its Charter)

Delaware	20-1635240
(State of Incorporation)	(Small Business Issuer I.R.S. Employer I.D. Number)

4311 General Howard Drive Clearwater, Florida	33762
(Address of principal executive offices)	(zip code)

727 539 0071

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Units consisting of one share of Common Stock, par value $.0001 per share, and two Warrants

Common Stock, $.0001 par value per share

Warrants to purchase shares of Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☒    No  ☐

Issuer’s revenues for the fiscal year ended December 31, 2006 were $1,085,829.

As of March 26, 2007, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $52,919,451.

As of March 26, 2007, there were 15,020,272 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes    ☐  No    ☒

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Avantair, Inc.(“Avantair”), formerly known as Ardent Acquisition Corporation (“Ardent”), was a blank check company formed on November 22, 2004 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.

On March 2, 2005, we consummated our initial public offering of 6,000,000 units with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On March 4, 2005, we consummated the closing of an additional 900,000 units subject to the over-allotment option. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $41,400,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $37,227,000, of which $36,222,000 was deposited into a trust fund and the remaining proceeds ($1,005,000) were available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2006, we have used in excess of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses, necessitating borrowing $300,000 from our initial shareholders. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2006, there is $38,559,605 held in the trust fund.

Recent Developments

On October 2, 2006, we entered into a stock purchase agreement with certain stockholders and a letter agreement with other stockholders of Avantair, Inc., a Nevada corporation, (which we refer to as “Old Avantair”), pursuant to which we agreed to acquire all of Avantair’s issued and outstanding capital stock from its stockholders (referred to herein as the “acquisition”). The stock purchase agreement was amended on December 15, 2006. We refer to the amended stock purchase agreement and the letter agreement together as the Stock Purchase Agreement. On February 22, the shareholders voted in favor of the transaction.

Under the terms of the Stock Purchase Agreement, in consideration for 6,684,882 shares of Avantair’s outstanding capital stock, 6,684,822 shares of common stock were issued to the Old Avantair stockholders. At that time, a total of 64,550 shares were submitted for conversion to an amount equal to the cash in the Trust account. Old Avantair’s stockholders are also eligible to receive contingent deferred purchase price payments based on our post-closing financial performance (on a consolidated basis) during the fiscal year ending June 30, 2007 and the fiscal year ending June 30, 2008. At the end of each of these fiscal years, we will calculate (based on our annual audited consolidated financial statements) our net income or loss, plus (i) interest expense, (ii) total taxes paid or payable, and (iii) depreciation and amortization expense, all as determined on a consolidated basis in accordance with generally accepted accounting principles, but subject to certain adjustments described in the Stock Purchase Agreement. If this calculated amount is greater than $6,000,000 for the fiscal year ending June 30, 2007, we will issue to Old Avantair’s stockholders an aggregate of 954,975 additional shares of our common stock. If this calculated amount is greater than $20,000,000 for the fiscal year ending June 30, 2008, we will issue to Old Avantair’s stockholders an aggregate of 4,774,873 additional shares of our common stock. In addition, if at any time after the closing of the acquisition, but prior to February 23, 2009, the closing trading price on the Over-the-Counter Bulletin Board (or on a national securities market on which our common stock is then quoted for trading) of our common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share, then we will issue to Old Avantair’s stockholders an aggregate of 4,774,873 additional shares of our common stock. The full text of the stock purchase agreement and the letter agreements can be found in Exhibits 2.1 and 2.2 of our Current Report on Form 8-K, filed on October 4, 2006, and the full text of the amendment to the stock purchase agreement can be found in Exhibit 2.1 of our Current Report on Form 8-K, filed on December 20, 2006.

Concurrent with the closing of the acquisition, the size of our board of directors was increased to seven members. The Old Avantair’s stockholders had the right to nominate four members of our board of directors, one of whom was subject to the approval of our initial stockholders. Our initial stockholders had the right to nominate three members of our board of directors. Barry J. Gordon was named our non-executive Chairman.

In connection with a separate (but related) transaction, Old Avantair entered into an investors rights agreement (we refer to this as the Investors Rights Agreement) under which Avantair agreed with certain of its stockholders to cause us to file a "shelf" registration statement within 60 days following the closing of the acquisition with respect to approximately 48% of the shares of our common stock issued to certain Avantair stockholders at the closing of the acquisition, and to file additional “shelf” registration statements within 60 days following the issuance of the contingent deferred purchase price payments described above. If we do not timely file any of these registration statements, then, on the 60th day after the issuance of such shares and for each 30-day period thereafter that the applicable registration statement remains unfiled, Avantair will issue warrants (exercisable at $5.00 per share) to the Old Avantair stockholders eligible to participate in such registration statements in an amount equal to 2% of their initial investment in Avantair. In the Stock Purchase Agreement, we acknowledged that we will comply with these obligations. The full text of the Investors Rights Agreements is Exhibit 10.1 of our Current Report on Form 8-K, filed on October 4, 2006.

At the closing of the acquisition, certain of Avantair’s stockholders (who received in the aggregate approximately 51% of the shares of our common stock issued at the closing) agreed to restrictions on their ability to sell certain of these shares of our common stock. These restrictions will prohibit sale of such shares by most of these Avantair stockholders until the second anniversary of the closing of the acquisition.

On October 2, 2006, we entered into a loan agreement (which we refer to as the Loan Agreement) by and among us, Old Avantair and CNM, Inc. Under the Loan Agreement, CNM, Inc. loaned to Old Avantair an additional $7,600,000 under the terms of a revolving credit agreement dated May 31, 2005 between Avantair and CNM, Inc (which we refer to as the Revolving Credit Agreement). Pursuant to the Loan Agreement Avantair repaid to CNM, Inc. $19,068,144. Following this payment, the remaining outstanding balance owed to CNM, Inc. under the Revolving Credit Agreement is expected to be converted into a term loan, repayable by Avantair in 12 equal quarterly installments and accruing interest at the rate of 10% per annum. The full text of the Loan Agreement can be found in Exhibit 10.2 to our Current Report on Form 8-K, filed on October 4, 2006.

On February 22, 2007, after the required approval by our stockholders, the acquisition was consummated. A total of 64,550 shares were submitted for conversion into cash from the Trust. In addition, subsequent to the closing, Ardent issued 200,545 shares of its common stock to EarlyBird Capital as a consulting fee.

For a more complete discussion of Avantair and our proposed business combination, including the risks that are applicable to us, see our Current Report on Form 8-K dated October 4, 2006 and filed with the SEC on the same date, as amended by Form 8-K/A filed with the SEC on December 20, 2006 and January 8, 2007, and our Definitive Proxy Statement for our Special Meeting of Stockholders filed with the SEC on February 1, 2007.

Employees

As of March 26, 2007, we have 273 employees.

Risks associated with our business

In addition to other information included in this report, you should consider all the risks relating to our operations following the business combination with Avantair, Inc. described in our Current Report on Form 8-K dated October 4, 2006, our current reports on Form 8-K dated December 20, 2006, our Current Report on Form 8-K dated January 8, 2007, our Current Report on Form 8-K dated February 28, 2007 and our Definitive Proxy Statement filed with the Securities and Exchange Commission on February 1, 2007. You should also consider the following factors in evaluating our business and future prospects.

There will be a substantial number of shares of our common stock available for resale in the future that may be dilutive to our current stockholders and may cause a decrease in the market price of our common stock.

The consideration issued in the acquisition to Avantair’s stockholders was comprised of 6,684,822 shares of our common stock less 64,550 shares submitted for conversion, with the possibility of up to an additional 10,504,721 additional shares of our common stock depending on the combined companies’ financial performance and the trading price of our common stock after the closing of the acquisition. In addition, we issued to EarlyBirdCapital 200,545 shares of our common stock at the closing of the acquisition as payment for consulting services. None of these shares are initially being registered for resale. However, we are obligated to file a “shelf” registration statement within 60 days following the acquisition of Avantair with respect to approximately 46% of the shares of our common stock issued at the closing of the acquisition, and to file additional “shelf” registration statements within 60 days following the issuance to Avantair’s stockholders of the additional shares described above. The Avantair stockholders who will receive the balance of the shares of our common stock issued in the acquisition have agreed that their shares cannot be sold publicly until the expiration of the restricted periods set out in the Stockholders Agreement (a maximum of two years after the closing). See “Recent Developments” in item 1 above. In addition, warrants to purchase 13,800,000 shares of common stock issued in connection with our initial public offering, warrants to purchase 200,000 shares of common stock issued to a current officer of Old Avantair who became an officer and director of Avantair following the closing of acquisition pursuant to his employment agreement and warrants to purchase 146,000 shares of common stock issued to EarlyBirdCapital became exercisable at the closing of the acquisition. All of our common stock issuable upon exercise of the warrants will be available for resale upon exercise. Lastly, 1,500,000 shares of our common stock purchased by our initial stockholders prior to our initial public offering will be held in escrow until February 24, 2008, at which time they will be released from escrow and be eligible for resale in the public market subject to compliance with applicable law, and our initial stockholders are entitled to demand that we register the resale of their shares of common stock at any time after the date on which their shares are released from escrow. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock.

If we are unable to receive a listing of our securities on NASDAQ or another national securities exchange, then it may be more difficult for our stockholders to sell their securities.

Shares of our common stock, warrants and units are currently traded in the over-the-counter market and quoted on the OTCBB.We will apply to have the common stock, warrants and units included in The NASDAQ Stock Market. The listing of our common stock, warrants and units on The NASDAQ Stock Market or another national securities exchange was not a condition of the acquisition and there is no assurance that this listing will be obtained. If we are unable to receive a listing or approval of trading of its securities on NASDAQ or another national securities exchange, then it may be more difficult for its stockholders to sell their securities.

An effective registration statement may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise his, her or its warrants and causing such warrants to be practically worthless.

No warrant will be exercisable and we will not be obligated to issue shares of our common stock unless, at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrant is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and we will not be required to settle any such warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may have no value, the market for the warrants may be limited and the warrants may expire worthless.

Avantair has a history of losses and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability.

Avantair has incurred losses since inception. To date, Avantair’s revenues have largely come from sales of fractional interests in aircraft and monthly management fees. Avantair’s primary expenses – cost of aircraft, cost of flight operations and overhead – have increased over the past several years and significantly exceeded revenues. Avantair’s expenses are expected to increase as it acquires additional aircraft and expands its operations, and there is no assurance that Avantair will be able to obtain sufficient financing (or financing on acceptable terms) or earn sufficient revenues to generate positive cash flow and attain profitability.

If Avantair is unable to fund its operations and capital expenditures, Avantair may not be able to continue to acquire additional inventory of aircraft, which would have a material adverse effect on Ardent’s business.

Avantair has experienced significant negative cash flow since its inception. In order to fund Avantair’s operations and capital expenditures, Ardent may be required to incur borrowings or raise capital through the sale of debt or equity securities. Ardent’s ability to borrow or access the capital markets for future offerings may be limited by Ardent’s and Avantair’s financial condition at the time of any such offering as well as by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond their control. Avantair’s failure to obtain the funds for necessary future capital expenditures would limit its ability to acquire additional inventory of aircraft and could have a material adverse effect on Ardent’s business, results of operations and financial condition.

Avantair’s independent registered public accounting firm has raised substantial doubt about Avantair’s ability to continue as a going concern.

Avantair’s consolidated and combined financial statements have been prepared assuming that Avantair will continue as a going concern, however, Avantair’s independent registered public accounting firm’s report has raised substantial doubt about Avantair’s ability to continue as a going concern as a result of its recurring net losses and working capital deficiency, among other matters. This basis of accounting contemplates the recovery of Avantair’s assets and the satisfaction of its liabilities in the normal course of business. Successful transition to profitable operations is dependent upon obtaining a level of sales adequate to support Avantair’s cost structure. Avantair has suffered recurring losses resulting in an accumulated deficit of $44.9 million and a working capital deficiency of $34.2 million as of December 31, 2006. Avantair’s management intends to continue to finance its operations through cash flows from operations and by raising additional capital from the sale of debt or equity securities, as well as through the use of Ardent’s capital. However, there can be no assurance that Avantair will be able to obtain such financing or internally generate cash flows from operations, which may impact Avantair’s ability to continue as a going concern. The consolidated and combined balance sheets of Avantair do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the potential inability of Avantair to continue as a going concern.

Avantair is dependent upon key personnel whose loss may adversely impact Avantair’s business.

Avantair depends on the expertise, experience and continued services of its senior management employees, especially Steven Santo, its Chief Executive Officer and John Waters, its Chief Financial Officer. Santo has acquired specialized knowledge and skills with respect to Avantair and its operations and most decisions concerning the business of Avantair will be made or significantly influenced by him. Avantair does not maintain life insurance with respect to Santo, Waters or any other of its executives. The loss of Santo, Waters or other senior management employees, or an inability to attract or retain other key individuals, could materially adversely affect Ardent. Ardent and Avantair seek to compensate and incentivize their key executives, as well as other employees, through competitive salaries and bonus plans, but there can be no assurance that these programs will allow Avantair to retain key employees or hire new key employees. As a result, if Messrs. Santo and/or Waters were to leave Avantair following the acquisition, Ardent and Avantair could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successors obtain the necessary training and experience. In anticipation of the acquisition, Avantair entered into employment agreements with each of Santo and Waters. However, there can be no assurance that the terms of these employment agreements will be sufficient to retain Santo and/or Waters.

Avantair’s management systems and personnel may not be sufficient to effectively manage its growth.

Avantair’s growth strategy involves increasing the number of available aircraft, fractional share owners and fixed base operations. Achieving Avantair’s growth strategy is critical in order for its business to achieve economies of scale and to achieve profitability. Any condition that would deny, limit or delay its ability to acquire additional aircraft, sell fractional shares and open additional fixed base operations in the future will constrain Avantair’s ability to grow. Acquiring additional aircraft, selling fractional shares and opening fixed base operations requires Avantair to commit a substantial amount of resources. Expansion is also dependent upon Avantair’s ability to maintain a safe and secure operation and will require additional personnel, equipment and facilities.

An inability to hire and retain personnel, timely secure the required equipment and facilities in a cost-effective manner, efficiently operate Avantair’s expanded facilities, or obtain the necessary regulatory approvals may adversely affect Avantair’s ability to achieve its growth strategy. There can be no assurance that Avantair will be able to successfully expand its business in this increased competitive environment, and if Avantair fails to do so its business could be harmed.

Expansion of Avantair’s business will also strain its existing management resources and operational, financial and management information systems to the point that they may no longer be adequate to support its operations, requiring Avantair to make significant expenditures in these areas. Avantair will need to develop further financial, operational and management reporting systems and procedures to accommodate future growth and reporting requirements (including pursuant to applicable securities laws). There can be no assurance that Avantair will be able to develop such additional systems or procedures to accommodate its future expansion on a timely basis, and the failure to do so could harm its business.

Material weaknesses in internal controls over financial reporting may raise doubts about Avantair’s ability to comply with financial reporting laws and regulations and to publish accurate financial statements.

Avantair is aware of the existence of material weaknesses in the design and operation of Avantair’s internal controls over financial reporting that could adversely affect its ability to record, process, and summarize and report financial data consistent with the assertions of management in the financial statements. A material weakness is defined as a significant deficiency in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

Any failure to effectively address a material weakness or other control deficiency of Avantair or implement required new or improved controls, or difficulties encountered in their implementation, could disrupt Avantair’s ability to process key components of its result of operations and financial condition timely and accurately and cause Avantair to fail to meet its reporting obligations under rules of the Securities and Exchange Commission.

The aviation industry has inherent operational risks that may not be adequately covered by Avantair’s insurance.

Avantair maintains insurance on its aircraft for risks commonly insured against by aircraft owners and operators, including hull physical damage liability, third-party liability, airport premises liability, war risk liability and ground hangar keepers liability coverage. Avantair can give no assurance that Avantair will be adequately insured against all risks or that its insurers will pay a particular claim. Even if its insurance coverage is adequate to cover its losses, Avantair may not be able to timely obtain a replacement aircraft in the event of a loss. Furthermore, in the future, Avantair may not be able to obtain adequate insurance coverage at reasonable rates for its fleet. Avantair’s insurance policies will also contain deductibles, limitations and exclusions which, although Ardent believes are standard in the aviation industry, may nevertheless increase its costs. Moreover, certain accidents or other occurrences may result in intangible damages (such as damages to reputation) for which insurance may not provide an adequate remedy.

Avantair may not be able to generate sufficient cash flows to meet its debt service obligations.

Avantair’s ability to make payments on its indebtedness will depend on its ability to generate cash from its future operations. As of December 31, 2006, Avantair had incurred an aggregate of approximately $45.8 million in short and long term indebtedness to third party lenders, including an additional $7.6 million in indebtedness incurred concurrently with the execution of the Stock Purchase Agreement, compared to an aggregate stockholders deficit of $44.9 million. Much of this indebtedness is secured by some or all of Avantair’s assets. Avantair’s business may not generate sufficient cash flow from operations or from other sources sufficient to enable it to repay its indebtedness and to fund its other liquidity needs, including capital expenditure requirements. Avantair may need to refinance or restructure all or a portion of its indebtedness on or before maturity. Avantair may not be able to refinance any of its indebtedness on commercially reasonable terms, or at all. If Avantair cannot service or refinance its indebtedness, it may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, any of which could have a material adverse effect on our operations. Additionally, Avantair may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.

A default under Avantair’s indebtedness may have a material adverse effect on Avantair’s financial condition.

In the event of a default under certain of Avantair’s indebtedness, the holders of the indebtedness generally would be able to declare all of such indebtedness, together with accrued interest, to be due and payable. In addition, borrowings under certain of Avantair’s indebtedness are secured by a first priority lien on all of its assets, and, in the event of a default, the lenders generally would be entitled to seize the collateral. In addition, default under certain debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those other instruments to be due and payable pursuant to cross default clauses. Accordingly, the occurrence of a default under any debt instrument, unless cured or waived, would likely have a material adverse effect on Avantair’s business and Avantair’s results of operations.

Avantair’s loan agreements contain restrictive covenants that will limit its liquidity and corporate activities.

Avantair’s loan agreements impose operating and financial restrictions that will limit Avantair’s ability to:

•	create additional liens on its assets;

•	make investments;

•	engage in mergers or acquisitions;

•	pay dividends; and

•	sell any of Avantair’s aircraft or any other assets outside the ordinary course of business.

Therefore, Avantair will need to seek permission from its lender in order for Avantair to engage in some corporate actions. Avantair’s lender’s interests may be different from those of Avantair, and no assurance can be given that Avantair will be able to obtain its lender’s permission when needed. This may prevent Avantair from taking actions that are in its best interest.

Avantair’s dependence on a small number of aircraft manufacturers poses a significant risk to its business and prospects.

Avantair has historically sold and flown only Piaggio Avanti aircraft. Avantair recently contracted with another manufacturer, Embraer, for an additional aircraft model. The types of aircraft sold and operated by Avantair are the products of a small number of manufacturers. If any of these manufacturers faced production delays due to, for example, natural disasters or labor strikes, Avantair may experience a significant delay in the delivery of previously ordered aircraft, which would adversely affect its revenues and profitability and could jeopardize its ability to meet the demands of its customers. Avantair has limited alternatives to find alternate sources of new aircraft.

Avantair’s dependence on the importation of foreign aircraft poses a significant risk to its business prospects.

Avantair’s revenue and profitability are based in part on current laws and regulations regarding the exportation from the country of manufacture and importation into the United States of the aircraft. Current laws and regulations do not preclude the exportation from the subject manufacturers’ countries of operation or importation of the aircraft into the United States, provided that all applicable statutory and regulatory requirements are satisfied. Modification of such statutes and regulations by any foreign government or any agency thereof with respect to the exportation of the aircraft or modification of such statutes and regulations by the federal government of the United States or any agency thereof affecting the importation of the aircraft, could pose a significant risk to Avantair’s business operations. The risks for Avantair associated with the modification of the exportation and importation statutes and regulations are increased due to Avantair’s current dependence on the importation of foreign aircraft for the sale of fractional interests in aircraft.

Avantair’s reputation and financial results could be harmed in the event of an accident or incident involving its aircraft.

An accident or incident involving one of Avantair’s aircraft could involve significant potential claims of injured passengers or others in addition to repair or replacement of a damaged aircraft and its consequential temporary or permanent loss from service. Although Avantair believes it currently maintains liability insurance in amounts and of the type generally consistent with industry practice, the amount of such coverage may not be adequate and Avantair may be forced to bear substantial losses from an accident. Substantial claims resulting from an accident in excess of Avantair’s related insurance coverage would harm its business and financial results. Moreover, any aircraft accident or incident, even if fully insured, could cause a public perception that Avantair is less safe or reliable than other competitors, which would harm Avantair’s business.

The fractional aircraft industry is competitive.

Avantair competes with national airlines, regional airlines, charter carriers, other fractional aircraft ownership operators, and particularly on shorter routes, ground transportation. According to AvData, there are only five companies which have 3% or more of the total market for fractional aircraft, based upon the units in operation – NetJets, Flight Options, FlexJet, CitationShares, and Avantair, with NetJets having a market share of approximately 50% and Avantair’s three largest competitors having a combined market share of over 80%. Avantair has a market share of approximately 3%. Many of Avantair’s competitors have been in business far longer than Avantair and have significantly greater financial stability, access to capital markets and name recognition. In addition, some of our competitors offer a greater selection of aircraft (including jet aircraft), some of which permit owners to fly greater distances or at greater speeds, travel with a greater number of passengers and on shorter advance notice before flying. Unanticipated shortfalls in expected revenues as a result of price competition or in delivery delays by suppliers would negatively impact Ardent’s financial results and harm Avantair’s business. There is no assurance that Avantair will be able to successfully compete in this industry.

Restriction on foreign ownership and possible required divestiture of stock.

In some cases, including all current international operations, Avantair is deemed to transport persons or property by air for compensation, and Avantair accordingly is regulated by the FAA and the U.S. Department of Transportation as an air taxi operator. Therefore, to comply with restrictions imposed by U.S. aviation laws on foreign ownership of air carriers, Ardent’s certificate of incorporation and bylaws will be amended upon the closing of the acquisition to reflect that at least 75% of the voting stock of Ardent is required to be held by U.S. citizens. Although Avantair’s amended and restated certificate of incorporation contains provisions limiting non-citizen ownership of its voting stock, Avantair could lose its operating certificate, which allows it to conduct aircraft operations in the U.S., if such provisions prove unsuccessful in maintaining the required level of citizen ownership. Such loss would have a material adverse effect on Avantair. If Avantair determines that persons who are not citizens of the U.S. own more than the permitted percentage, currently 25%, of Avantair’s voting stock, Avantair may redeem such stock or, if redemption is not permitted by applicable law or Avantair’s Board of Directors, in its discretion, elects not to make such redemption, Ardent may restrict the voting rights of such excess shares. The required redemption would be at a price equal to the average closing price during the preceding 10 trading days, which price could be materially different from the current price of the common stock, or at a price at which the non-citizen acquired the voting stock, or at a price equal to the fair market value as determined by Avantair’s Board of Directors, plus the amounts of any dividends or other distributions which may be owed to the stockholder. If a non-citizen purchases the voting stock, there can be no assurance that his stock will not be redeemed, which redemption could result in a material loss, or that he will be able to exercise full voting rights with respect to such voting stock. Such restrictions and redemption rights may make Avantair’s equity securities less attractive to potential investors, which may result in Avantair’s publicly traded voting stock having a lower market price than it might have in the absence of such restrictions and redemption rights.

Future acquisitions of fixed base operations(“FBO”) businesses or other assets by Avantair would subject Avantair to additional business, operating and industry risks, the impact of which cannot presently be evaluated, and could adversely impact Avantair’s capital structure.

Avantair intends to pursue other acquisition opportunities following the closing of the acquisition. While Avantair is presently committed to any additional acquisition, Avantair is currently actively pursuing one or more potential acquisition opportunities. Acquisitions may be of fixed base operations businesses, operations in the aircraft industry or other businesses that may be complementary to Avantair’s business. In addition, Avantair is not limited to any particular industry or type of business for potential acquisitions. Accordingly, there is no current basis to evaluate the possible merits or risks of the particular business or assets that Avantair may acquire, or of the industry in which such business operates. If Avantair acquires a business in an industry characterized by a high level of risk, it may be affected by the currently unascertainable risks of that industry. Although Avantair’s management will endeavor to evaluate the risks inherent in a particular industry or target business, there can be no assurance that Avantair will properly ascertain or assess all of the significant risk factors.

In addition, the financing of any acquisition could adversely impact Avantair’s capital structure as any such financing would likely include the issuance of additional equity securities and/or the borrowing of funds. The issuance of additional equity securities may significantly reduce the equity interest of existing stockholders and/or adversely affect prevailing market prices for Avantair’s common stock. If Avantair incurs indebtedness, it could increase the risk of a default that would entitle the holder to declare such indebtedness due and payable and/or to seize any collateral securing the indebtedness. In addition, default under one debt instrument could in turn permit lenders under other debt instruments to declare borrowings outstanding under those other instruments to be due and payable pursuant to cross default clauses. Accordingly, the financing of future acquisitions could adversely impact the capital structure and equity interest in Avantair.

Except as required by law or the rules of any securities exchange on which Avantair’s securities might be listed at the time Avantair seeks to consummate an acquisition, shareholders will not be asked to vote on any proposed acquisition and will not be entitled to exercise conversion rights in connection with any such acquisition.

Avantair’s business is subject to extensive government regulation, which can result in increased costs, delays, limits on its operating flexibility and competitive disadvantages.

Commercial aircraft operators are subject to extensive regulatory requirements. Many of these requirements result in significant costs. For example, the Federal Aviation Administration (FAA) from time to time issues directives and other regulations relating to the maintenance and operation of aircraft, and compliance with those requirements drives significant expenditures.

Moreover, additional laws, regulations, taxes and airport rates and charges have been enacted from time to time that have significantly increased the costs of commercial aircraft operations, reduced the demand for air travel or restricted the way we can conduct its business. For example, the Aviation and Transportation Security Act, which became law in 2001, mandates the federalization of certain airport security procedures and imposes additional security requirements on airlines. Similar laws or regulations or other governmental actions in the future may adversely affect Avantair’s business and financial results.

Avantair’s results of operations may be affected by changes in law and future actions taken by governmental agencies having jurisdiction over Avantair’s operations, including:

•	changes in the law which affect the services that can be offered by commercial aircraft operators in particular markets and at particular airports;

•	restrictions on competitive practices (for example court orders, or agency regulations or orders, that would curtail a commercial aircraft operator’s ability to respond to a competitor);

•	the adoption of regulations that impact customer service standards (for example, new passenger security standards); or

•	the adoption of more restrictive locally-imposed noise restrictions.

Also, Avantair is subject to various federal and state environmental statutes that are discussed in more detail under “Information About Avantair—Environmental Regulation.”

The FAA has jurisdiction over many aspects of Avantair’s business, including personnel, aircraft and ground facilities. Avantair is required to have an FAA Air Carrier Operating Certificate to transport personnel and property for compensation in aircraft it operates directly. The FAA certificate contains operating specifications that allow Avantair to conduct its present operations, but it is potentially subject to amendment, suspension or revocation in accordance with procedures set forth in federal aviation laws. The FAA is responsible for ensuring that Avantair complies with all FAA regulations relating to the operation of its aviation business, and conducts regular inspections regarding the safety, training and general regulatory compliance of its aviation operations. Additionally, the FAA requires Avantair to file reports confirming our continued compliance.

Avantair could be adversely affected by a failure or disruption of its computer, communications or other technology systems.

Avantair is highly dependent on its computer systems and call center software to operate its business. The systems and software on which Avantair relies to manage the scheduling and monitoring of its flights could be disrupted due to events beyond Avantair’s control, including natural disasters, power failures, terrorist attacks, equipment failures, software failures and computer viruses and hackers. Further, the vendor of Avantair’s scheduling software is a small business and highly dependent on the services of its founder. Any substantial or repeated failure of Avantair’s systems or software could impact Avantair’s operations and customer service, result in a disruption in flight scheduling, the loss of important data, loss of revenues, increased costs and generally harm its business. Moreover, a catastrophic failure of certain of Avantair’s vital systems could limit its ability to operate flights for an indefinite period of time, which would have a material adverse impact on Avantair’s business.

Avantair may not be able to obtain acceptable customer contracts covering all of the fractional interests of its new airplanes which could adversely affect Ardent’s profitability.

Avantair intends to substantially expand its fleet of airplanes. The fractional interests of Avantair’s new airplanes may not be fully sold when they are placed into service. As a result, Avantair’s financial performance could be adversely affected if Avantair is unable to sell all of the fractional interests in these aircraft.

Sales of fractional interests in excess of available fleet capacity could adversely affect Avantair’s business.

Since fractional shareowners generally desire to enter a fractional program when they make their decision to purchase a fractional share, it is difficult for a fractional operator to pre-sell many shares in advance of receipt of additional aircraft. An aircraft fleet provides a finite level of capacity, and the addition of significant additional share owners to the usage base may require an increase in charter usage, which may not be economical. If Avantair does not adequately manage the sales process and sells shares in excess of its available capacity, its business could be adversely affected.

Avantair’s business could be adversely affected by a failure to attract and retain qualified pilots and other operations personnel.

Avantair’s ability to attract and retain qualified pilots, mechanics, and other highly trained personnel will be an important factor in determining Avantair’s future success. Many of Avantair’s customers require pilots of aircraft that service them to have high levels of flight experience. The market for these experienced and highly trained personnel is extremely competitive. If Avantair is unable to attract and retain such persons, flight operations may be disrupted, which could have a negative effect on Ardent’s results.

Avantair’s business is affected by many changing economic conditions beyond its control which may adversely affect its results of operations.

Ownership of fractional shares is likely considered a luxury item to consumers, especially compared to the costs associated with commercial air travel. As a result, a general downturn in economic, business and financial conditions, including recession, inflation and higher interest rates, could have an adverse effect on consumers’ spending habits and could cause them to travel less frequently and, to the extent they travel, to travel using commercial air carriers or other means considered to be more economical than via a fractionally owned aircraft.

The operation of aircraft is dependent on the price and availability of fuel. Continued periods of historically high fuel costs may materially adversely affect Avantair’s operating results.

Avantair’s operating results may be significantly impacted by changes in the availability or price of fuel for aircraft operated by Avantair. Fuel prices have increased substantially since 2004. Although Avantair is currently able to obtain adequate supplies of fuel, it is impossible to predict the price of fuel. Political disruptions or wars involving oil-producing countries, changes in government policy, changes in fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages and additional fuel price increases in the future. Furthermore, Avantair bears the entire cost of fuel when repositioning aircraft. There can be no assurance that Avantair will be able to fully recover its increased fuel costs by passing these costs on to its customers. In the event that Avantair is unable to do so, Avantair’s operating results will be adversely affected.

Avantair’s reliance on current laws and regulations with respect to the opportunity to conduct sales with foreign customers and flights to currently permitted areas poses a significant risk to its business prospects.

Avantair’s revenue and profitability are based in part on current laws and regulations by the federal government of the United States and the agencies thereof, including but not limited to the Department of Homeland Security, the Department of State, the Department of Commerce and the Department of the Treasury, allowing sales to and provision of services for foreign persons and flights to foreign locations that are permissible under current laws and regulations. Modification of such statutes and regulations could pose a significant risk to Avantair’s business operations by reducing the pool of potential customers through the preclusion of foreign persons and the locations of permissible flights.

ITEM 2.	DESCRIPTION OF PROPERTY

As of February 22, 2007, our executive offices have been relocated to Avantair’s corporate headquarters at 4311 General Howard Drive, Clearwater, FL 33762.

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

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2007
First Quarter*	7.30	5.50	5.68	4.35	0.90	0.49

2006
Fourth Quarter	6.70	6.02	5.51	5.31	0.70	0.35
Third Quarter	6.20	6.00	5.37	5.29	0.48	0.36
Second Quarter	6.88	6.20	5.45	5.30	0.77	0.43
First Quarter	7.06	6.13	5.48	5.19	0.78	0.50

2005
Fourth Quarter	6.30	5.88	5.23	5.06	0.59	0.41
Third Quarter	6.30	5.75	5.15	4.90	0.64	0.46
Second Quarter	6.40	5.90	5.25	4.90	0.64	0.52
First Quarter	6.65	6.10	5.20	5.12	0.80	0.64

*	Through March 26, 2007

Holders

As of February 15, 2007, there was one holder of record of our units, nine holders of record of our common stock and one holder of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of the acquisition. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination.

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

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $37,227,000, of which $36,222,000 was deposited into a trust fund and the remaining proceeds ($1,005,000) became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $2,337,605 in interest through December 31, 2006.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We were formed on September 14, 2004 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Until consummation of our initial public offering in February 2005, all of our activity related to our formation and initial public offering. Since February 2005, we have been searching for prospective target businesses to acquire. On October 2, 2006, we entered into a stock purchase agreement with certain stockholders and letter agreement with other stockholders of Avantair, Inc., a Nevada corporation, (which we refer to as “Old Avantair”) pursuant to which we agreed to acquire all of Old Avantair’s issued and outstanding capital stock from its stockholders. The stock purchase agreement was amended on December 15, 2006.

For the year ended December 31, 2006, we had a net loss of $(809,109), attributable to interest income and unrealized gains on Trust assets offset primarily by routine operational expenses such as rent, insurance, and approximately $1,300,000 of legal fees attributed to the potential acquisitions.

Net profit for the year ended December 31, 2005 was $301,844, attributable to interest income and unrealized gains on Trust assets offset primarily by routine operational expenses such as rent, insurance, and professional fees of working capital.

$36,222,000 of the net proceeds of our initial public offering were put in trust, with the remaining net proceeds of $1,005,000 of working capital to pay for business, legal and accounting due diligence on the acquisition and continuing general and administrative expenses. We used all of the net proceeds of our initial public offering not held in trust to identify and evaluate prospective acquisition candidates, to select the target business, and to structure, negotiate and consummate the business combination. At December 31, 2006, we had cash outside of the trust fund of $122,506, prepaid expenses of $118,578 and total liabilities of $1,854,818, including an aggregate of $300,000 in non interest-bearing loans extended by our Initial Stockholders and excluding $467,287 of deferred interest, leaving us with a working capital deficit, excluding the trust fund, of $(1,613,734).

We were obligated to pay to American Fund Advisors a monthly fee of $7,500 for general and administrative services, which continued until the acquisition closed on February 22, 2007. In addition, in September 2004 and January 2005, Barry Gordon advanced an aggregate of $77,500 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. These amounts were repaid in March 2005 out of proceeds of our initial public offering. Subsequently, during the third and fourth quarters of 2006, the Initial Stockholders of Ardent lent the Company $300,000 on a non-interest bearing basis. This was repaid at the closing of the acquisition.

In connection with our initial public offering, we issued to the underwriters, for $100, an option to purchase up to a total of 300,000 units exercisable at $9.90 per unit. The units issuable upon exercise of this purchase option are identical to the units we sold in the offering except that the warrants included in the option have an exercise price of $6.25. We estimated that the fair value of this option was approximately $492,000 ($1.64 per unit underlying such option) using a Black-Scholes option-pricing model. The fair value of the option granted to the underwriter was estimated as of the date of grant using the following assumptions: (1) expected volatility of 42.72%, (2) risk-free interest rate of 3.91% and (3) expected life of 5 years.

Off-Balance Sheet Arrangements

Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of Financial Accounting Standard (FAS) 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See Footnote 2 to the financial statements for more information. We do not believe that these options or warrants will affect our liquidity.

ITEM 7.	FINANCIAL STATEMENTS

This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL CHANGES.

None.

ITEM 8A. CONTROL AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Barry J. Gordon	61	Chairman of the Board

Arthur H. Goldberg	64	Director

Steven Santo	39	Chief Executive Officer and Director

John Waters	60	Chief Financial Officer and Director

Tracy L. Chaplin	41	Chief Operating Officer

Kevin V. McKamey	42	Executive Vice President

Stephanie A. Cuskley	46	Director

A. Clinton Allen	62	Director

Robert J. Lepofsky	62	Director

Barry J. Gordon has been Avantair’s (formerly known as Ardent Acquisition Corporation) Chairman of the Board and Chief Executive Officer since its inception. Mr. Gordon has nearly 40 years of experience in evaluating aviation industry securities, including membership for 25 years in the Society of Airline Analysts (with 5 years as its president), and over 30 years experience in the senior management of a mutual fund specializing in the airline, aerospace and technology industries. Mr. Gordon served as executive vice president of American Fund Advisors, Inc. from September 1978 until December 1980, as its president from December 1980 until May 1987 and has been its chairman of the board since May 1987. American Fund Advisors is a private money management firm that manages money for high net worth individuals, pension and profit sharing plans. Mr. Gordon has been a director of American Fund Advisors since December 1980. From December 1991 to March 2005, he was president, and from December 1991 to December 1993, he was director, of the John Hancock Technology Series, Inc., an investment company. Since September 1999, Mr. Gordon has been President, Chief Executive Officer and a director of BlueStone AFA Management, LLC, the general partner of the AFA Private Equity Fund 1 (formerly BlueStone AFA

Fund), a venture capital fund providing equity capital for public and private companies primarily in the technology sector, and since January 2000, he has been a director of the AFA Private Equity Fund. Mr. Gordon has also been chairman of the board and Chief Executive Officer of the New Jersey Cardinals, a Class A affiliate of the St. Louis Cardinals, from February 1990 until April 2006 and the Norwich Navigators, a Class AA affiliate of the San Francisco Giants, from March 1991 until April 2005. He also served as a director of Winfield Capital Corp., an Over The Counter Bulletin Board listed small business investment company, from October 1995 to October 2005. In 1992, Mr. Gordon was awarded Entrepreneur of the Year for Long Island in financial services. Mr. Gordon received a B.B.A. from the University of Miami and an M.B.A. from Hofstra University.

Arthur H. Goldberg has been a member of Avantair’s (formerly known as Ardent Acquisition Corporation) Board of Directors since inception. Mr. Goldberg has served as a member of Corporate Solutions Group since January 2000. From February 1994 to December 1999, Mr. Goldberg served president of Manhattan Associates, an investment and merchant banking firm. Mr. Goldberg has been a director of Atlantic Realty Trust, a NASDAQ SmallCap listed real estate investment trust, since 1996, and has been a trustee of Ramco-Gershenson Properties Trust (formerly named RPS Realty Trust), a New York Stock Exchange listed real estate investment trust, since 1998. Mr. Goldberg received a B.S. (cum laude) from New York University Stern School and a J.D. from the New York University School of Law.

Steven Santo has served as Chief Executive Officer, President and a director of Avantair since its inception in June 2003 and Skyline Aviation Services, Inc. since June 2002. Mr. Santo is a licensed, commercially-rated pilot who has been flying for approximately 15 years. From 1995 through 2001, Mr. Santo practiced law as an attorney in private practice, concluding his law practice in 2001 as a name partner at the firm of Fields, Silver & Santo. From 1992 to 1995, Mr. Santo served as an Assistant District Attorney in New York working in the office’s major crimes unit. Mr. Santo received a J.D. from St. Johns School of Law and a bachelor’s degree from Villanova University.

John Waters has served as Chief Financial Officer, Treasurer and a director of Avantair since October 2006. From December 2005 to September 2006, Mr. Waters served as a consultant to Avantair. From July 2004 through December 2005 he was the Chief Administrative Officer of Authentidate Holdings Corp. Upon his retirement from Arthur Andersen & Co. in August 2001 he formed John Waters Consulting LLC, an entity that provided merger and acquisition services to several private equity organizations primarily located in New York City. From June 1967 though August 2001, Mr. Waters was employed by Arthur Andersen & Co. LLP. When he retired he was senior partner in that firm and in 1992 helped form and lead their acquisition Advisory Business Segment which provided merger and acquisition and structuring advice to private equity organizations and also consulted on several large cross border acquisitions initiated by clients located outside the United States. Mr. Waters received a bachelor’s degree in business administration from Iona College and is a Certified Public Accountant.

Tracy L. Chaplin joined Avantair in 2006 and serves as the company’s Chief Operating Officer. She is responsible for managing day-to-day operations and activities. Formerly Chief Purchasing Officer at Flight Options, she was responsible for the development of strategy and management of an annual spending budget in excess of $400 million in areas such as fuel management, charter management, maintenance, logistics, catering, and engines. Ms. Chaplin has a Bachelor’s degree in Economics from Wright State University.

Kevin V. McKamey joined Avantair in October 2002 and is currently Executive Vice President. He is responsible for long range planning, and facilities strategies including the FBO business. Prior to joining Avantair, Mr. McKamey had been the Flight and Sales Support Manager of Piaggio Avanti. Mr. McKamey is a graduate of the Embry-Riddle University where he received a degree in Aviation Business Administration.

Stephanie A. Cuskley has been on the board of directors of Insituform Technologies Inc. (NASDAQ:INSU) since 2005 and is chair of its audit committee. Until her retirement in May 2005, Ms. Cuskley was a managing director with JPMorgan Chase where she most recently (2003-2005) headed Investment Banking Coverage for the firm’s mid-cap clients located in the eastern US. Ms. Cuskley joined JPMorgan Chase in 1994 and spent 7 years in high yield origination. Subsequently, from 2001 to 2003, she led a global culture and leadership development initiative (LeadershipMorganChase) sponsored by the firm’s CEO and Executive Committee. Prior to joining JPMorgan Chase, Ms. Cuskley was an Executive VP with Integrated Resources, a large NY-based financial services company, and advised on their financial restructuring. She started her investment banking career in 1985 at Drexel Burnham Lambert as a corporate finance generalist. She is also a commissioner and co-head of the Economic Development committee of the NYC Mayor’s Commission on Women’s Issues and a member of the Resources Development Committee for United Way of New York City. Ms. Cuskley received her MBA from Cornell and her BA from the University of Toronto.

A. Clinton Allen has been the Chairman and Chief Executive Officer of A.C. Allen & Company, a holding company and consulting firm, since 1987. In 2002, Mr. Allen became, and is currently, non-executive chairman and director of Collectors Universe, a provider of value added services to dealers and collectors. From 1989 to 2002, Mr. Allen served as Vice Chairman of the Board of Psychemedics Corporation, Inc., a biotechnology company with a proprietary drug testing product, and as Chairman of the Board of Psychemedics from 2002 to 2003. Mr. Allen was Vice Chairman and a director of the DeWolfe Companies, a real estate firm, from 1991 until it was acquired by Cendant Corporation in 2002. Additionally, he was a director and member of the executive committee of Swiss Army Brands, world’s leading distributor of Swiss Army products from 1994 until it was acquired by Victorinox Corporation in 2002. Mr. Allen also provided the original financing for Blockbuster Entertainment, was their founding director, and served on the Board until Blockbuster was acquired by Viacom/Paramount in 1994. Mr. Allen also served as a director of Steinway Musical Instruments Company, a manufacturer of musical instruments, since 1999 and, since 2003, as its lead director; since 2003, as a director and member of the executive committee of LKQ Corporation, a supplier of recycled OEM automotive parts; and since 2003, as a director of Brooks Automation, a provider of integrated tool and factory automation solutions for the global semiconductor and related industries. Mr. Allen received his undergraduate degree from Harvard University.

Richard J. Lepofsky has been Chairman of Westcliff Capital Group, a private holding company since November 2006. After serving for ten years on the Board of Directors of Ensign-Bickford Industries, Inc., a broadly diversified, privately-held corporation with business interests ranging from food flavorings, industrial manufacturing, aerospace defense products and real estate development, Mr. Lepofsky became President and Chief Executive Officer of Ensign-Bickford in January 2005, a position he held until his retirement in November, 2006. From January 1989 to December 2004, Mr. Lepofsky was President and Chief Executive Officer of Helix Technology Corporation, a publicly-held producer of innovative vacuum systems for the semiconductor industry and Mr. Lepofsky previously served as its Senior Vice President and Chief Operating Officer from 1979 through 1988. In January 2005 Mr. Lepofsky was named non-executive Chairman of the Board of Helix, a position he held until October 2005 when Helix merged with Brooks Automation, Inc., a publicly held producer of factory automation solutions for the global semiconductor and related industries. Mr. Lepofsky is a director of Moldflow Corporation, a publicly-held provider of software products and services for the plastics industry and chair of its Corporate Governance and Nominating committee. In the not-for-profit sector Mr. Lepofsky is Vice-Chairman of the CareGroup Health System, a major Harvard-affiliated healthcare system in Boston and a member of the Board of Overseers of the Boston Symphony Orchestra. Mr. Lepofsky received his B.S. degree from Drexel Institute of Technology.

Audit Committee

Our board of directors established an audit committee comprised of Ms. Cuskley and Messrs. Goldberg and Lepofsky, with Ms. Cuskley acting as the chairman. Our audit committee appoints, retains, sets compensation of, and supervises our independent accountants, reviews the results and scope of the audit and other accounting related services and reviews our accounting practices and systems of internal accounting and disclosure controls. Our board of directors believes that Ms. Cuskley is an “audit committee financial expert” (as defined in Regulation 228.401(e)(1)(i)(A) of Regulation S-B). The board of directors also believes that Ms. Cuskley would be considered an “independent” director under Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934.

The audit committee has a written charter, which was adopted by the board of directors in February 2007. A copy of the charter is filed with the SEC as Exhibit 99.1 to this Form 10-KSB.

Corporate Governance and Nominating Committee

Our board of directors has established a corporate governance and nominating committee comprised of Ms. Cuskley and Messrs. Goldberg and Lepofsky, with Mr. Lepofsky acting as Chairman. Our corporate governance and nominating committee selects, or recommends to the full board of directors for selection, all nominees to the board of directors.

The corporate governance and nominating committee has a written charter, which was adopted by the board of directors in February 2007. A copy of the charter is filed with the SEC as Exhibit 99.2 to this Form 10-KSB.

Compensation Committee

Our board of directors has established a compensation committee comprised of Messrs. Allen, Goldberg and Lepofsky, with Mr. Allen acting as chairman. Our compensation committee determines, or recommends to the full board of directors for determination, the compensation paid to our officers, to the extent our officers are entitled to receive compensation.

The compensation committee has a written charter, which was adopted by the board of directors in February 2007. A copy of the charter is filed with the SEC as Exhibit 99.3 to this Form 10-KSB.

Code of Ethics

In March 2005, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. A copy of our code of ethics is attached as an exhibit to this Annual Report. Requests for copies of our code of ethics should be sent in writing to Avantair, Inc., 4311 General Howard Drive, Clearwater, Florida 33762.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2006, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 10.	EXECUTIVE COMPENSATION

Commencing February 24, 2005 and ending with the closing of the acquisition, we paid American Fund Advisors, an affiliate of Barry J. Gordon, Marc H. Klee and Alan J. Loewenstein, a fee of $7,500 per month for providing us with certain general and administrative services including office space, utilities and secretarial support. Other than this $7,500 per-month fee, no compensation of any kind, including finders and consulting fees, was paid to any of our founding stockholders, including all of our officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, our existing stockholders were reimbursed for out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans other than to the non-executive Chairman and the independent Directors, each of whom was granted an award of 30,000 options vesting over a three-year period.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of March 26 , 2007.

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class
Jonathan Auerbach(2)	3,055,400		20.1%
Steven Santo	1,641,650		10.8%
Paul Sonkin(3)	1,659,463	(4)	11.0%
Jeff Feinberg(5)	1,000,000		6.6%
Jeffrey Kirby(6)	936,282		6.2%
Paul J Solit(7)	893,311		5.9%
Seth Klarman(8)	817,000		5.4%
Fred B. Barbara(9)	756,426		5.0%
Barry J. Gordon(10)	629,440	(11)	4.1%
John Waters	495,034	(12)	3.3%
Arthur H. Goldberg(13)	210,000	(14)	1.4%
Stephanie A. Cuskley(15)	0	(16)	*
A. Clinton Allen(17)	7,000	(16)	*
Robert J. Lepofsky(18)	10,000	(16)	*
Kevin McKamey	337,445		2.2%*
Tracy Chaplin	—		*
All directors and executive officers as a group (9 individuals)	3,330,569	(19)	22.2%

*	Less than 1%.

(1)	Unless otherwise noted, the business address of each of the following is c/o Avantair, 4311 General Howard Drive, Clearwater FL 33762

(2)	The business address of Mr. Auerbach is Hound Partners, LLC, 101 Park Avenue, 48th Floor, New York, NY 10178.

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

(4)	Does not include 1,173,590 shares of common stock issuable upon exercise of warrants.

(5)	The business address of Mr. Feinberg is JLF Asset Management, LLC, 2775 Via De La Valle, Suite 204, Del Mar CA 92014.

(6)	The business address of Mr. Kirby is P.O. Box 70458, Reno, Nevada 89570.

(7)	The business address of Mr. Solit is Potomac Capital Management, 825 Third Avenue, 33 Floor, New York, NY 10022.

(8)	The business address of Mr. Klarman is The Baupost Group, LLC, 10 St. James Avenue, Suite 2000, Boston, MA 02116.

(9)	The business address of Mr. Barbara is BHP Partners LLC, 2300 South Archer Avenue, Chicago, IL 60616.

(10)	The business address of Mr. Gordon is c/o American Fund Advisors, Inc., 1415 Kellum Place, Suite 205, Garden City, NY 11530.

(11)	Does not include 374,626 shares of common stock issuable upon exercise of warrants nor 30,000 options vesting over three years.

(12)	Does not include 200,000 shares of common stock issuable upon exercise of warrants.

(13)	The business address of Mr. Goldberg is c/o Corporate Solutions Group, 175 Great Neck Road, Suite 408, Great Neck, NY 11021

(14)	Does not include 125,000 shares of common stock issuable upon exercise of warrants nor 30,000 options vesting over three years.

(15)	The business address of Ms. Cuskley is 180 East 79th Street, New York, NY 10021

(16)	Does not include 30,000 options vesting over three years.

(17)	The business address of Mr. Allen is 710 South Street, Needham, MA 02492

(18)	The business address of Mr. Lepofsky is c/o Westcliff Capital Group, PO Box 81367, Wellesley Hills, MA 02461

(19)	Does not include 699,626 shares of common stock issuable upon exercise of warrants nor 150,000 options vesting over three years.

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

•	February 24, 2008;

•	our liquidation; or

•

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

We also entered into a registration rights agreement with the Founders pursuant to which the holders of the majority of the Founders Shares will be entitled to make up to two demands that we register these shares pursuant to an agreement to be signed prior to or on the date of this prospectus. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

American Fund Advisors, an affiliate of Barry J. Gordon, Marc H. Klee and Alan J. Loewenstein, agreed that, through the acquisition of a target business, it would make available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We paid American Fund Advisors $7,500 per month for these services until the completion of the acquisition.

During 2004, Barry J. Gordon advanced an aggregate of $77,500 to us to cover expenses related to our initial public offering. The loans were payable without interest on the earlier of September 30, 2005 or the consummation of our initial public offering. These loans were repaid in March 2005. Subsequently, during the third and fourth quarters of 2006, the Initial Stockholders of Ardent lent the Company $300,000 on a non-interest bearing basis, which was repaid subsequent to the closing of the acquisition.

We reimbursed our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations.

Other than the $7,500 per-month administrative fee and reimbursable out-of-pocket expenses payed to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, was paid to any of our Founders or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination with Old Avantair.

ITEM 13.	EXHIBITS

(a)	The following Exhibits are filed as part of this report.

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of October 2, 2006 between Ardent Acquisition Corporation and the Stockholders of Avantair, Inc. (1)

2.2	Letter Agreement, entered into as of October 2, 2006 between Avantair, Inc., certain equity investors and Ardent Acquisition Corporation. (1)

2.3	Amendment to Stock Purchase Agreement, dated as of December 15, 2006 between Ardent Acquisition Corporation and the Stockholders of Avantair, Inc. (2)

3.1	Amended and Restated Certificate of Incorporation. (3)

3.2	By-laws. (3)

4.1	Specimen Unit Certificate. (3)

4.2	Specimen Common Stock Certificate. (3)

4.3	Specimen Warrant Certificate. (3)

4.4	Form of Unit Purchase Option to be granted to Representative. (3)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (3)

10.1	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Barry J. Gordon. (3)

10.2	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Marc H. Klee. (3)

10.3	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Harvey Granat. (3)

10.4	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Robert Brill. (3)

10.5	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Arthur G. Goldberg. (3)

10.6	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Philip Goodman. (3)

10.7	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Alan J. Loewenstein. (3)

10.8	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Robert Sroka. (3)

10.9	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (3)

10.10	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. (3)

10.11	Form of Letter Agreement between American Fun Advisors, Inc. and Registrant regarding administrative support. (3)

10.12	Promissory Note, dated October 31, 2004, in the principal amount of $70,000 issued to Barry J. Gordon. (3)

10.13	Registration Rights Agreement among the Registrant and the Initial Stockholders. (3)

10.14	Form of Warrant Purchase Agreement among EarlyBirdCapital, Inc. and each of the Initial Stockholders. (3)

10.15	Investors Rights Agreement, entered into as of October 2, 2006, between Avantair, Inc. and certain equity investors. (1)

10.16	Loan Agreement, entered into as of October 2, 2006 by and among Avantair, Inc., CNM, Inc. and Ardent Acquisition Corporation. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Charter for the Audit Committe of the Board.

99.2	Charter for the Corporate Governance and Nominating Committee of the Board.

99.3	Charter for the Compensation Committe of the Board.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 4, 2006.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2006.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-121028).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Goldstein Golub Kessler LLP (“GGK”) acts as our principal accountant. Through September 30, 2005, GGK had a continuing relationship with American Express Tax and Business Services Inc. (“TBS”) from which it leased auditing staff who are full time, permanent employees of TBS and through which its partners provided non-audit services. Subsequent to September 30, 2005, this relationship ceased and the firm established a similar relationship with RSM McGladrey, Inc. (“RSM”). As a result of this arrangement, GGK has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid or to be paid to GGK and RSM for services rendered.

Audit Fees

We have paid our principal accountant $25,000 for the services they performed in connection with our initial public offering, including the financial statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2005. We also paid or expect to pay them $21,000 and $19,000 for additional auditing services including review of our 2006 and 2005 10-QSB filings, respectively. In addition, we expect to pay them approximately $19,000 and $15,000 in connection with our 2006 and 2005 audit and 10-KSB filings, respectively.

Audit-Related Fees

We expect to pay our principal accountant $15,300 for assurance and related services rendered during 2006 which were reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During 2006, we did not make any payment to our principal accountant in connection with tax services.

All Other Fees

During 2006, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

Avantair, Inc. (formerly Ardent Acquisition Corporation)

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Ardent Acquisition Corporation

We have audited the accompanying balance sheet of Ardent Acquisition Corporation (a corporation in the development stage) as of December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005 and the cumulative period from September 14, 2004 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ardent Acquisition Corporation as of December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, and the cumulative period from September 14, 2004 (inception) to December 31, 2006 in conformity with United States generally accepted accounting principles.

/s/ Goldstein Golub Kessler LLP

Goldstein Golub Kessler LLP
New York, New York

March 26, 2007

Avantair, Inc. (formerly Ardent Acquisition Corporation)

Balance Sheets

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash	$122,506	$541,355
Assets held in Trust Fund (Note 1)	38,559,605	37,214,871
Prepaid expenses	118,578	19,828

Total current assets	38,800, 689	37,776,054

Deferred Tax Asset (Note 8)	264,673	110,570

TOTAL ASSETS	$39,065,362	$37,886,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts Payable	$12,128	$2,011
Accrued Expenses	1,389,327	133,772
Deferred Interest (Note 1)	467,287	198,475
Taxes Payable	153,363	—
Notes Payable to Shareholders (Note 4)	300,000	—

Total current liabilities	2,322,105	334,258

Common stock, subject to possible conversion, 1,379,310 shares at conversion value (Note 1)	7,240,778	7,240,778

Commitment (Note 5)

Stockholders’ equity (Notes 1, 2, 5 and 6)
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value
Authorized 30,000,000 shares
Issued and outstanding 8,400,000 shares (which includes 1,379,310 subject to possible conversion)	840	840
Additional paid-in capital	30,010,555	30,010,555
Income (loss) accumulated during the development stage	(508,916)	300,193

Total stockholders’ equity	29,502,479	30,311,588

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,065,362	$37,886,624

See notes to the financial statements.

Avantair, Inc. (formerly Ardent Acquisition Corporation)

Statements of Operations

	For the Year Ending December 31, 2006	For the Year Ending December 31, 2005	For the Period from September 14, 2004 (inception) to December 31, 2006
Income:
Interest Income	$9,908	$17,479	$27,566
Interest Income on Trust Assets	1,075,921	794,396	1,870,317

Total Income	1,085,829	811,875	1,897,883

Expenses:
Professional fees	1,620,555	65,949	1,686,504
Rent	90,000	76,875	166,875
State Capital Taxes	36,253	34,750	71,003
Insurance	105,000	87,500	192,500
Other formation and operating Costs	117,455	44,065	163,350

Total Expenses	1,969,263	309,139	2,280,232

Income (loss) before provision for income taxes	(883,434)	502,736	(382,349)

Provision (benefit) for income taxes	(74,325)	200,892	126,567

Net income/(loss) for the period	$(809,109)	$301,844	$(508,916)

Net income (loss) per share basic and diluted	$(0.10)	$0.04	$(0.07)

Weighted average shares outstanding	8,400,000	7,260,822	7,007,986

See notes to the financial statements.

Avantair, Inc. (formerly Ardent Acquisition Corporation)

Statements of Stockholders’ Equity

	Common Stock		Addition paid-in-capital	(Deficit)/Income Accumulated During the Development Stage	Total
	Shares	Amount
Sale of 1,500,000 shares of common stock to initial stockholders on September 14, 2005 at $.0167 per share	1,500,000	$150	$24,850	—	$25,000

Net Loss for the period	—	—	—	$(1,651)	(1,651)

Balance at December 31, 2004	1,500,000	$150	$24,850	$(1,651)	$23,349

Sale of 6,900,000 units, net of underwriters’ discount and offering expenses (includes 1,379,310 shares subject to possible conversion)	6,900,000	690	37,226,383		37,227,073

Proceeds subject to possible conversion of 1,379,310 shares	—	—	(7,240,778)	—	(7,240,778)

Proceeds from issuance of option			100		100

Net income for the period	—	—	—	301,844	301,844

Balance, December 31, 2005	8,400,000	$840	$30,010,555	$300,193	$30,311,588

Net loss for the period	—	—	—	(809,109)	(809,109)

Balance, December 31, 2006	8,400,000	$840	$30,010,555	$(508,916)	$29,502,479

See notes to the financial statements.

Avantair, Inc. (formerly Ardent Acquisition Corporation)

Statements of Cash Flows

	For the year ending December 31, 2006	For the year ending December 31, 2005	For the period from September 14, 2004 (inception) to December 31, 2006
Cash flow from operating activities
Net (loss) income	$(809,109)	$301,844	$(508,916)
Adjustments to reconcile net income to net cash used in operating activities:
Deferred Tax Asset	(154,103)	(110,570)	(264,673)
Accrued interest on Treasury Bills	(1,344,734)	(992,871)	(2,337,605)
(Increase) in prepaid expenses	(98,750)	(19,828)	(118,578)
Increase (Decrease) in accrued expenses	1,255,555	131,997	1,255,555
Increase in deferred interest	268,812	198,475	467,287
Increase in accounts payable	10,117	2,011	145,900
Increase in taxes payable	153,363	—	153,363

Net cash used in operating activities	(718,849)	(488,942)	(1,207,667)

Cash Flow from Investing Activities
Assets Placed in Trust	—	36,222,000	36,222,000
Redemption of Treasury Bill Held in Trust	37,673,751	—	37,673,751
Purchase of Municipal Securities Held in Trust	(37,673,751)	—	(37,673,751)

Net Cash Used in Investing Activities	—	(36,222,000)	(36,222,000)

Cash flows from financing activities
Gross Proceeds	—	41,400,000	41,400,000
Proceeds from notes, stockholders	300,000	—	370,000
Payment of notes, stockholder	—	(70,000)	(70,000)
Proceeds from sale of shares of common stock	—	—	25,000
Proceeds from issuance of option	—	100	100

Payment of costs of public offering	—	(4,084,117)	(4,172,927)

Net cash provided by financing activities	300,000	37,245,983	37,552,173

Net (decrease) increase in cash	(418,849)	535,041	122,506

Cash at beginning of the period	541,355	6,314	—

Cash at the end of the period	$122,506	$541,355	$122,506

Supplemental Cash Flow Information:
Income Taxes Paid	175,000	237,952

See notes to the financial statements.

Avantair, Inc. (formerly Ardent Acquisition Corporation)

Notes to Financial Statements

1. Organization and Business Operations	Avantair, Inc., formerly Ardent Acquisition Corporation, (the “Company”) was incorporated in Delaware on September 14, 2004 as a blank check company whose objective is to acquire an operating business.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective February 24, 2005. The Company consummated the offering on March 2, 2005 and received net proceeds of approximately $32,205,000 (Note 2). On March 3, 2005, the Company consummated the closing of the over-allotment option and the Company received net proceeds of approximately $5,022,000 (Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $36,222,000 of the net proceeds was placed in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2 (a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The money market funds have been accounted for as trading securities, which are recorded at their market value of approximately $38,559,000 at December 31, 2006. The excess of market value over cost, exclusive of the deferred interest described below, is included in the accompanying financial statements. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, submits such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination would not be consummated.

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

With respect to a business combination which is approved and consummated, any public stockholder who voted against the business combination could have demanded that the company convert his or her shares. Public stockholders holding up to 19.99% of the aggregate number of shares owned by all public stockholders could seek conversion of their shares in the event of a business combination.

Avantair, Inc. (formerly Ardent Acquisition Corporation)

Notes to Financial Statements

Such public stockholders would be entitled to receive their per share interest in the trust account computed without regard to the shares held by initial stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount held in the trust account) had been classified as common stock subject to possible conversion in the accompanying December 31, 2006 and 2005 balance sheets and 19.99% of the related interest earned on the trust account has been recorded as deferred interest. With respect to the acquisition of Avantair Inc. described in Note 3 which was approved and consummated in February 2007, a total of 64,550 shares were tendered for conversion. The per share conversion price is equal to the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering or $5.61 per share. Accordingly, $362,126 was retained for this purpose.

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

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practical to estimate:

Cash: The carrying amount approximates fair value.

Investment in New York Municipal Cash trust account: This investment is considered a trading security. The investment is carried at market value, which approximates cost plus accrued interest.

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share reflects the additional dilution for all potentially dilutive securities such as stock warrants and options. The effect of the 13,800,000 outstanding warrants, issued in connection with the initial public offering described in Note 2 has not been considered in the diluted net income per share since the warrants were contingently exercisable at December 31, 2006. The effect of the 300,000 units included in the underwriters purchase option, as described in Note 2 along with the warrants underlying such units, has not been considered in the diluted earnings per share calculation since the market price of the option was less than the exercise price during the period.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.

Avantair, Inc. (formerly Ardent Acquisition Corporation)

Notes to Financial Statements

The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We do not expect FIN 48 will have a material effect on our financial condition or results of operations.

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

2. Initial Public Offering	On March 2, 2005 and March 3, 2005 the Company sold 6,900,000 units (“Units”) in the Offering (including the over-allotment option) for $6.00 per Unit. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Warrants will be redeemable, upon prior written consent of EarlyBirdCapital, Inc., at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.The warrant agreement governing the warrants, as amended, states that in no event would the Company be obligated to pay cash or other consideration to the holder of warrants or otherwise “net cash settle” any warrant exercise. In connection with this Offering, the Company issued an option, for $100, to the representative of the underwriters to purchase 300,000 Units at an exercise price of $9.90 per Unit. In addition, the warrants underlying such Units are exercisable at $6.25 per share. The unit purchase option agreement governing the Option, as amended, states that in no event would the Company be obligated to pay cash or otherwise “net cash settle” the Option or the Warrants underlying the Option.

3. Business Combination	On October 2, 2006, we entered into a Stock Purchase Agreement with all of the current stockholders of Avantair, Inc. We are the surviving corporation in the merger and will change our name to “Avantair, Inc.” Avantair, a Nevada corporation, is engaged in the sale and management of fractional ownerships of professionally piloted aircraft for personal and business use. Avantair operates fixed flight based operations, aircraft maintenance, concierge services to customers from hangars and office locations in Clearwater, Florida, and Camarillo, California. Avantair is the fifth largest company in the North American fractional aircraft industry.

Pursuant to the merger which completed on February 22, 2007, Avantair’s stockholders, in exchange for all of the securities of Avantair outstanding immediately prior to the merger, received from us 6,684,822 shares of our common stock. Immediately following the merger, the stockholders of Avantair own

Avantair, Inc. (formerly Ardent Acquisition Corporation)

Notes to Financial Statements

44.5% of our total issued and outstanding common stock, adjusted for the conversion shares. 24% of the shares of common stock issued at the time of the merger were placed into escrow to secure our indemnity rights under the merger agreement and will be governed by the terms of an escrow agreement. The merger agreement also provides for Avantair’s stockholders to receive up to an additional 10,504,721 shares of our common stock, contingent upon the combined companies attaining certain cash earnings and stock price targets.

Upon consummation of the merger, our board of directors was increased to seven members and is comprised of four persons designated by the stockholders of Avantair, and three persons designated by certain of our stockholders. Barry J. Gordon, Ardent’s Chairman became non-executive Chairman of the combined company.

For a more complete discussion of Avantair, Inc. and the business combination, including the risks that are applicable see our Current Report on Form 8-K dated October 4, 2006 and filed with the SEC on the same date, as amended by Form 8-K/A filed with the SEC on December 20, 2006 and January 8, 2007, and our Definitive Proxy Statement for our Special Meeting of Stockholders filed with the SEC on February 1, 2007.

4. Due to Stockholder	In September 2004, the Company issued a $70,000 unsecured promissory note to an Initial Stockholder, who is also an officer. An additional $7,500 was advanced in January 2005. The amounts due were non interest-bearing and were paid from the net proceeds of the Offering. During the second half of 2006 all of the Initial Stockholders lent the Company a total of $300,000. The amounts were non interest-bearing and were repaid subsequent to the transaction.

5. Commitments	The Company initially occupied office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering. The statement of operations for the year ended December 31, 2006 includes $90,000 related to this agreement.

The Company entered into an agreement with a law firm to provide professional services in conjunction with finding and acquiring a target company. Included in professional fees and accrued expenses, at December 31, 2006, is $1,298,843 of legal fees incurred to date, which was paid at closing (see note 3).

6. Preferred Stock	The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

7. Common Stock	On January 4, 2005, the Company’s Board of Directors authorized a stock dividend of 0.666666 shares of common stock for each outstanding share of common stock and on January 24, 2005, the Company’s Board of Directors authorized a further stock dividend of 0.2 shares of common stock for each outstanding share of common stock. All references in the accompanying financial statements to the number of shares of stock have been retroactively restated to reflect these transactions.

Avantair, Inc. (formerly Ardent Acquisition Corporation)

Notes to Financial Statements

At December 31, 2006, 14,700,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters’ unit purchase option. On February 22, 2007, the stockholders voted to increase the number of shares the Company is authorized to issue from 30,000,000 to 75,000,000.

Avantair, Inc. (formerly Ardent Acquisition Corporation)

Notes to Financial Statements

8. Income Taxes

The provision for income taxes consists of the following:

	For the period ended December 31,
	2006	2005
Current:
Federal	$(3,090)	$241,079
State	80,643	70,382
Deferred:
Federal	(151,878)	(85,584)
State		(24,986)

Total	$(74,325)	$200,892

The total provision for income taxes differs from that amount which would be computed by applying the U.S. federal income tax rate to income before provision for income taxes principally due to the effect of state and local income taxes.

The tax effect of temporary differences that give rise to the net deferred tax asset is as follows:

	December 31, 2006	December 31, 2005
Interest income deferred for reporting purposes	$116,702	$79,310
Expenses deferred for income tax purposes	$155,820	$31,260

Subtotal	$272,522	$110,570
Valuation allowance	7,849	—

Net deferred tax asset	$264,673	$110,570

The Company’s effective tax rate differs from the Federal statutory tax rate of 34% due to the following:

	Year ended December 31, 2006	Period ended December 31, 2005
Federal statutory rate	(34)%	34%
State income taxes	6	6
Non-taxable items	19.6	—
Valuation allowance	—	—

Effective tax rate	(8.4)	40.0

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of April, 2007.

ARDENT ACQUISITION CORPORATION

By:	/s/ Steven Santo
Steven Santo
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Barry J. Gordon Barry J. Gordon	Chairman of the Board	April 5, 2007

/s/ Steven Santo Steven Santo	President and Chief Executive Officer and Director (Principal Executive Officer)	April 5, 2007

/s/ John Waters John Waters	Chief Financial Officer (Principal Financial Officer and Director)	April 5, 2007

/s/ A. Clinton Allen A. Clinton Allen	Director	April 5, 2007

/s/ Stephanie Cuskley Stephanie Cuskley	Director	April 5, 2007

/s/ Arthur H. Goldberg Arthur H. Goldberg	Director	April 5, 2007

/s/ Robert Lepofsky Robert Lepofsky	Director	April 5, 2007