Form 10-Q
period 2007-03-31
Avantair, Inc
filed 2007-05-15
CIK 1303849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File Number 000-51115

AVANTAIR, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1635240
(State of incorporation)	(IRS employer identification no.)

4311 General Howard Drive

Clearwater, Florida 33762

(Address of principal executive offices)

(727) 539-0071

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

15,220,817 shares of common stock, par value $.0001 per share, were outstanding at May 14, 2007.

AVANTAIR, INC.

FORM 10-Q

PART I

ITEM 1

FINANCIAL STATEMENTS

AVANTAIR, INC. AND SUBSIDIARY

(Formerly Ardent Acquisition Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2007	June 30, 2006
	(Unaudited)	(Note 1)
CURRENT ASSETS
Cash and cash equivalents	$13,527,449	$2,175,734
Accounts receivable, net of allowance for doubtful accounts of $600,000	4,562,471	1,935,501
Accounts receivable from vendor	820,714	856,775
Inventory	302,679	253,533
Property held for sale	4,531,014	7,870,300
Current portion of notes receivable	1,122,503	1,672,481
Prepaid expenses and other current assets	442,632	80,419

Total current assets	25,309,462	14,844,743

AIRCRAFT COSTS RELATED TO FRACTIONAL SALES	143,277,787	96,202,776

Less amounts charged to cost of sales	49,693,658	31,747,580

	93,584,129	64,455,196

PROPERTY AND EQUIPMENT – NET	11,643,943	4,835,743

OTHER ASSETS
Cash - restricted	1,632,710	—
Deposits	10,588,979	13,431,683
Deferred maintenance agreement	2,864,044	3,329,500
Notes receivable, net of current portion	1,579,325	2,921,163
Goodwill	1,141,159	1,141,159
Other assets	440,856	195,496

Total other assets	18,247,073	21,019,001

Total assets	$148,784,607	$105,154,683

See Accompanying notes.

AVANTAIR, INC. AND SUBSIDIARY

(Formerly Ardent Acquisition Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	March 31, 2007	June 30, 2006
	(Unaudited)	(Note 1)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$12,412,635	$11,399,629
Borrowings under line of credit from a related party	—	22,317,079
Customer deposits	360,050	580,989
Current portion of notes payable	4,008,477	4,400,293
Unearned management fee and charter card revenues	9,197,837	3,437,615

Total current liabilities	25,978,999	42,135,605

Notes payable, net of current portion	19,370,716	6,550,138
Deferred revenue related to fractional aircraft share sales	109,665,906	90,198,115
Deferred gain on sale and leaseback of asset	853,354	1,003,946
Other liabilities	519,413	297,486

Total long-term liabilities	130,409,389	98,049,685

Total liabilities	156,388,388	140,185,290

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $.0001 par value, 1,000,000 shares authorized ; none issued	—	—
Common stock, Class A, $.0001 par value, 75,000,000 shares authorized, 15,220,817 and 6,194,908 shares issued and outstanding	1,522	619
Common stock, Class B, non-voting, $10 par value, 1,250 shares authorized, 100 shares issued and outstanding	—	1,000
Paid-in capital	46,602,334	381
Accumulated deficit	(52,321,051)	(34,498,621)
Due from stockholder	—	(533,986)
Treasury stock	(1,886,586)	—

Total stockholders’ deficit	(7,603,781)	(35,030,607)

Total liabilities and stockholders’ deficit	$148,784,607	$105,154,683

See Accompanying notes.

AVANTAIR, INC. AND SUBSIDIARY

(Formerly Ardent Acquisition Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Revenues
Fractional aircraft shares sold	$7,372,979	$5,194,064	$21,917,085	$17,273,764
Maintenance and management fees	10,069,343	6,442,258	27,316,678	16,478,716
Other	2,430,869	206,717	5,317,067	775,535

Total revenue	19,873,191	11,843,039	54,550,830	34,528,015

Operating expenses
Cost of fractional aircraft shares sold	6,841,576	4,463,776	18,028,061	14,181,165
Cost of flight operations	13,875,121	8,794,693	34,425,851	20,291,980
General and administrative expenses	4,197,539	4,052,741	11,831,527	9,979,796
Compensation expense related to equity transactions	164,807	—	2,707,207	—
Selling expenses	1,047,521	1,238,656	2,905,751	2,251,596

Total operating expenses	26,126,564	18,549,866	69,898,397	46,704,537

Loss from operations	(6,253,373)	(6,706,827)	(15,347,567)	(12,176,522)

Other income (expenses)
Interest income	117,740	126,478	271,836	396,987
Interest expense	(1,212,318)	(884,522)	(2,726,651)	(2,000,067)
Other income (expense), net	(101,001)	90,616	279,952	214,448
Write-off of aircraft deposit	—	—	(300,000)	—

Total other expense	(1,195,579)	(667,428)	(2,474,863)	(1,388,632)

Net loss	$(7,448,952)	$(7,374,255)	$(17,822,430)	$(13,565,154)

Loss per common share:
Basic and diluted	$(0.72)	$(1.19)	$(2.31)	$(2.19)

Weighted-average common shares outstanding:
Basic and diluted	10,288,909	6,194,708	7,700,505	6,194,708

See Accompanying notes.

AVANTAIR. INC. AND SUBSIDIARY

(Formerly Ardent Acquisition Corporation)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

NINE MONTHS ENDED MARCH 31, 2007

(unaudited)

	CLASS A COMMON STOCK		CLASS B COMMON STOCK		PAID-IN CAPITAL	DUE FROM STOCKHOLDER	ACCUMULATED DEFICIT	TREASURY STOCK	TOTAL STOCKHOLDERS’ DEFICIT
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, June 30, 2006	6,194,608	$619	100	$1,000	$381	$(533,986)	$(34,498,621)	$—	$(35,030,607)
Advances to stockholder	—	—	—	—	—	(118,339)	—	—	(118,339)
Reclass of stockholder advances to treasury stock	—	—	—	—	—	652,325	—	(652,325)	—
Redemption of Class A common stock	(3,221,196)	(322)	—	—	—	—	—	(499,678)	(500,000)
Redemption of Class B common stock	—	—	(100)	(1,000)	—	—	—	(734,583)	(735,583)
Sale of common stock (less $450,000 of costs) at $2.78 per share	3,237,410	324	—	—	8,549,676	—	—	—	8,550,000
Issuance of shares to members of management at fair value of $5.36 per share	474,000	47	—	—	2,542,353	—	—	—	2,542,400
Issuance of shares in connection with acquisition	8,400,000	840	—	—	35,705,263	—	—	—	35,706,103
Stock redemption in connection with acquisition	(64,550)	(6)	—	—	(362,126)	—	—	—	(362,132)
Issuance of shares to underwriters in connection with acquisition	200,545	20	—	—	(20)	—	—	—	—
Issuance of warrants at fair value of $0.78	—	—	—	—	156,000	—	—	—	156,000
Issuance of stock options to non-employee directors	—	—	—	—	10,807	—	—	—	10,807
									—
Net loss	—	—	—	—	—	—	(17,822,430)	—	(17,822,430)

Balance, March 31, 2007	15,220,817	$1,522	—	$—	$46,602,334	$—	$(52,321,051)	$(1,886,586)	$(7,603,781)

See Accompanying notes.

AVANTAIR, INC. AND SUBSIDIARY

(Formerly Ardent Acquisition Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED MARCH 31, 2007 AND 2006

(unaudited)

	March 31, 2007	March 31, 2006
OPERATING ACTIVITIES:
Net loss	$(17,822,430)	$(13,565,154)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	864,172	2,623,647
Gain on sale of assets	—	(207,544)
Fair value of warrants issued to officers	156,000	—
Fair value of stock issued to officers	2,542,400	—
Fair value of stock options issued	10,807	—
Provision for bad debts	—	200,000
Changes in operating assets and liabilities:
Accounts receivable	(2,626,970)	1,478,935
Accounts receivable from vendor	36,061	(532,392)
Inventory	(49,146)	2,128,640
Deposits and other assets	2,842,704	(960,342)
Deferred maintenance agreement	465,456	—
Prepaid expenses and other current assets	(362,213)	1,379
Notes and leases payments receivable	1,891,816	4,773,279
Aircraft costs related to fractional shares	(29,128,933)	(19,078,155)
Other assets	(245,360)	40,858
Accounts payable and accrued liabilities	1,013,006	1,185,855
Deferred maintenance and management fees	5,760,222	58,019
Restricted cash	(1,632,710)	—
Customer deposits	(220,939)	4,357,802
Other liabilities	221,927	—
Deferred gain on sale and leaseback of asset	(150,592)	—
Deferred revenue related to fractional aircraft share sales	19,467,791	22,459,373

Net cash (used in) provided by operating activities	(16,966,931)	4,964,200

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	4,200,000	878,973
Capital expenditures	(4,140,923)	(1,138,138)

Net cash provided by (used in) investing activities	59,077	(259,165)

FINANCING ACTIVITIES:
Borrowings under long-term notes payable	13,545,617	—
Borrowings under line of credit	7,581,365	6,688,034
Principal payments on long-term notes payable	(12,559,318)	(5,084,474)
Principal payments on line of credit	(22,848,144)	(5,688,034)
Proceeds from issuance of stock	43,893,971	—
Advances to stockholder	—	(410,501)
Cost of treasury shares	(1,353,922)	—

Net cash provided by (used in) financing activities	28,259,569	(4,494,975)

Net increase in cash and cash equivalents	11,351,715	210,060
Cash and cash equivalents, beginning of period	2,175,734	2,009,779

Cash and cash equivalents, end of period	$13,527,449	$2,219,839

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid (net of amounts capitalized)	$2,189,198	$1,453,592

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of shares in connection with acquisition	$20	$—

Reclassification of stockholder advances to treasury stock	$533,986	$—

Capital lease	$4,392,163	$—

Deferred gain on sale and leaseback of asset	$860,714	$—

Conversion of short-term borrowings to long-term notes payable	$7,050,300	$—

See Accompanying notes.

AVANTAIR, INC. AND SUBSIDIARY

(Formerly Ardent Acquistion Corporation)

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 – OPERATIONS AND ACCOUNTING POLICIES

Operations

Avantair, Inc. (formerly known as Ardent Acquisition Corporation) (“Avantair” or the “Company”), was organized on September 14, 2004 as a blank check company whose objective was to acquire an operating business.

On October 2, 2006, the Company signed a definitive stock purchase agreement (the “Acquisition”) with Avantair Inc. (“Old Avantair”). The agreement, as amended on December 15, 2006, provided for Avantair to issue 6,684,822 shares of common stock to the stockholders of Old Avantair in exchange for all of the issued and outstanding shares of Old Avantair (the “Share Exchange”). The agreement also provided for the Company to issue to the stockholders of Old Avantair an additional 954,975 shares in fiscal year 2007 and 4,774,873 shares in fiscal year 2008, if certain financial milestones are achieved. In addition, there will be 4,774,873 shares issued to the stockholders of Old Avantair if the future trading price of stock meets certain criteria prior to February 23, 2009.

On February 22, 2007, the stockholders of Avantair voted in favor of the Acquisition. Subsequent to the Acquisition, Old Avantair’s business activities were the activities of Avantair. The stockholders and management of Old Avantair own a substantial portion of the equity of the combined company. The Board of Directors is comprised of three individuals designated by Avantair’s stockholders and four individuals designated by Old Avantair’s stockholders, one of which is subject to the approval of Avantair’s stockholders. In addition, Avantair’s management is responsible for carrying out its current business plan. As a result, this transaction has been treated as a reverse merger, and a capital transaction, equivalent to the issuance of stock by Old Avantair for Avantair’s net assets and, accordingly, the historical financial statements prior to February 22, 2007 are those of Old Avantair. All shares and per share data prior to the Share Exchange have been restated to reflect the stock issuances and the effect of the closing of the Share Exchange. Upon the closing of the Acquisition, 1,601,593 shares of the Company’s common stock included within the purchase price have been transferred to an escrow agent to secure indemnification obligations of the Company’s stockholders under the stock purchase agreement.

The Company is engaged in the sale and management of fractional ownership of professionally piloted aircraft for personal and business use. In Clearwater, Florida, Avantair, currently only has the right to provide fuel to customers who either rent hanger space or rent ramp space at the Company’s facility. The Company operates fixed flight based operations (“FBO”), aircraft maintenance, concierge services to customers from hangars and office locations in Camarillo, California, Clearwater, Florida, and Caldwell, New Jersey.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Successful transition to profitable operations is dependent upon obtaining a level of sales adequate to support the Company’s cost structure. The Company has suffered recurring losses resulting in an accumulated deficit of $52,321,051 as of March 31, 2007. Management intends to continue to finance the operations of the Company through cash flows from operations and by raising additional capital from possible future sales of its stock or through other borrowings. However, there can be no assurance that the Company will be able to obtain such financing or internally generate cash flows from operations, which may impact the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the potential inability of the Company to continue as a going concern.

General

The accompanying unaudited interim Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statement rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements. The interim operating results are not necessarily indicative of the results for a full year or any interim period. The June 30, 2006 consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company’s most recent registration statement Form S-1 filed with the SEC on April 24, 2007.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Fiscal Year 2006, 2005 and 2004 Audited Consolidated Financial Statements included in the Company’s Definitive Proxy Statement filed with the SEC on February 1, 2007 (the “Proxy”) and the most recent registration statement Form S-1 filed with the SEC on April 24, 2007.

Consolidation

The condensed consolidated financial statements include the accounts of Avantair and Old Avantair. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimated used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect: the proper recording of revenue arrangements with multiple deliverables, the allowance for doubtful accounts, the carrying value of long-lived assets, the amortization period of long-lived assets, the provision for income taxes and related deferred tax accounts, certain accrued expenses and contingencies.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, (“SFAS No. 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets to the amounts expected to be realized.

Stock-Based Compensation

The Company accounts for share-based compensation to employees and directors in accordance with SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”), which requires the recognition of compensation expense for employee stock options and other share-based payments. Under SFAS No. 123(R), expense related to employee stock options and other share-based payments is recognized over the relevant service period based on the fair value of each stock option grant.

Revenue Recognition

The Company sells fractional shares of aircraft and the related maintenance and management services that accompany aircraft ownership. The aircrafts are sold in 1/16th shares or multiples thereof and title of such share is owned by the customer in perpetuity. In addition, the purchase agreement grants the customer the right to the use of the aircraft for a specified number of hours each year the aircraft is in service. When a customer purchases a fractional share, they are also required to enter into a five-year management and maintenance agreement. Under the terms of the management and maintenance agreement, the Company agrees to manage, operate and maintain the aircraft on behalf of the customer in exchange for a fixed monthly fee.

Fractional Aircraft Shares

The Company does not have vendor specific objective evidence to determine the fair value of each element and, as a result, has adopted the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (“EIFT 00-21”) to account for the sale of fractional shares of aircraft. Accordingly, if the sales of the fractional share cannot be separated from the underlying maintenance agreement, the revenue is recognized ratably over the life of the maintenance agreement. The sales of the fractional shares of the aircraft are recognized as income over a five-year period. The period in which revenue is recognized will be evaluated on a periodic basis. Factors that will impact management’s assessment of the most appropriate period of revenue recognition will include, but not be limited to, customer turnover, terms and conditions of the related fractional share sale, maintenance arrangements as well as any other factor that could impact revenue.

Management and Maintenance Agreements

Revenue earned in connection with the management and maintenance agreements is recognized ratably over the term of the agreement or five years. At times a customer will prepay their management and maintenance fee for a period of one year or longer. Included in accounts receivable at March 31, 2007 is $379,529 related to unearned maintenance and management fees. This is recorded as unearned revenue and amortized into revenue on a monthly basis in accordance with the schedule provided for within each agreement.

Aircraft Costs Related To Fractional Sales

The Company reflects aircraft costs related to the sale of fractional aircraft shares. As a result of the adoption of EITF 00-21, the Company recognizes the sales of the fractional shares of aircraft as income over the five-year period. The aircraft costs related to sales of fractional shares consist of the cost of the aircraft and are recorded as an asset and recognized as cost of aircraft shares sold over the five-year period.

Loss Per Share

Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the year.

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants is antidilutive due to the losses of the Company, they have been excluded from the Company’s computation of net loss per share for the three and nine months ended March 31, 2007 and 2006, respectively. Therefore, basic and diluted loss per share were the same for three and nine months ended March 31, 2007 and 2006. The total number of potentially dilutive securities excluded from the calculation of diluted loss per share for the three and nine months ended March 31, 2007 was 12,646,744. There were no potentially dilutive securities excluded from the calculation of diluted loss per share for the three and nine months ended March 31, 2006.

Recently Issued Pronouncements

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (as amended) – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will implement FIN 48 beginning July 1, 2007 and will evaluate the impact that adopting FIN 48 will have on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”. This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. For the Company, SFAS 157 is effective for the fiscal year beginning July 1, 2008. Management is currently evaluating this standard to determine its impact, if any, on its consolidated financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of SFAS 159, if any, on its consolidated financial statements.

NOTE 2 – PROPERTY HELD FOR SALE

During 2006, the Company decided to sell certain of its aircraft. The Company sold one of its aircraft and is pursuing buyers for the sale of two other aircraft. The Company recovered its net book value on the aircraft sold and the pending arrangements if completed, will also provide the Company with sufficient proceeds to recover the net book value of the two other aircraft.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company leased a Socata TBM 700 aircraft from Aircraft Support, LLC (“Aircraft Support”). The CEO of the Company and the former Chairman owned all of the outstanding interests in Aircraft Support. The lease agreement provided for monthly payments of $23,000. Rental expense for the three and nine months ended March 31, 2007 was $0 and $138,000, respectively. On January 1, 2007, the Company acquired all the oustanding interest in Aircraft Support and assumed the outstanding debt obligation in the amount of $2.2 million. The fair value of the aircraft is equal to or greater than the debt assumed. The CEO and the former Chairman are guarantors on the related debt. Aircraft Support has no operations and its sole asset is the Socata TBM 700 aircraft. The Company has consolidated the results of Aircraft Support and all intercompany transactions have been eliminated.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Sale and Leaseback Transaction

The Company entered into a sale and leaseback agreement, dated August 11, 2006, with JMMS, LLC. Under the sale and leaseback agreement, the Company sold 100% of its interest in a core aircraft for $4.2 million and leased back 68.8% of the aircraft for a five year term. The proceeds of the sale and leaseback arrangement was used to pay down the line of credit with CNM, Inc. In March 2007, the Company amended the lease agreement to include a provision for the Company to buy back the aircraft at the expiration of the term. As a result of the amendment, the Company has accounted for the sale and leaseback transaction as a finance lease in accordance with SFAS Nos. 13 and 98, “Accounting for Leases”. Accordingly, the deferred gain of $110,134 has been reversed and the asset and related liabilities have been recorded in the accompanying condensed consolidated financial statements.

Future minimum lease payments on this lease are approximately $2,093,500

Purchase Commitment

Purchase commitments at March 31, 2007 are as follow:

	Number of Aircraft	Amount
Commitment, July 1, 2006	164	$916,200,000
Reduction in commitment due to contract renegotiation	(84)	(514,000,000)
Aircraft delivered during the period	(8)	(43,200,000)

Commitment, March 31, 2007	72	$359,000,000

As of March 31, 2007, the Company has agreed to purchase 52 additional Avanti II P-180 aircraft from Piaggio America. The total commitment is approximately $303,000,000 to be delivered through 2010, which reflects pricing increases.

As of March 31, 2007 the Company is party to a contract with another manufacturer to acquire 20 aircraft for approximately $56,000,000.

NOTE 5 – STOCK-BASED COMPENSATION

The Company issues stock-based compensation to its officers, directors, employees and consultants under its 2006 Long Term Incentive Plan (the “Plan”). There are 1,500,000 shares authorized under the Plan. The maximum life of options granted is generally 10 years and the options generally vest over a period of three years. The exercise price and other terms and conditions of stock options will be determined by the Compensation Committee at the time of grant. The exercise price per share may not be less than 100 percent of the fair market value of a share of the Company’s common stock on the date of the grant.

A summary of options activity for the three months ended March 31, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options Outstanding as of December 31, 2006	—	$—	$—
Granted	150,000	5.34	4.35
Exercised	—	—	—
Forfeited and Expired	—	—	—

Options Outstanding, March 31, 2007	150,000	$5.34	$4.35

Exercisable, March 31, 2007	—	$—	$—

	Stock Options Outstanding				Stock Options Exercisable
Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$5.34	150,000	9.91	5.34	—	—	—	$—	$—

The fair value of each stock option grant to employees is estimated on the date of grant. A Black-Scholes option-pricing model, applying the following weighted average assumptions, was used to estimate the fair value for employee stock options issued:

Three Months Ended March 31, 2007
Dividend yield	0.00%
Expected volatility	46.96%
Risk-free rate	4.67%
Expected life of options	6 years

Due to the Company’s limited history as a public company, the Company has estimated expected volatility based on the historical volatility of certain companies as determined by management. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s intent not to issue a dividend under its dividend policy. The expected term is based on the simplified method in accordance with Staff Accounting Bulletin No. 107 on Share Based Payment.

NOTE 6 – CAPITAL STOCK

In connection with the Acquisition on February 22, 2007, 64,550 shares were submitted for conversion into cash. In addition, subsequent to the closing, the Company issued 200,545 shares of its common stock, par value of $.0001, to Early Bird Capital as a consulting fee having a fair value of $1,070,910.

On February 22, 2007, the stockholders approved a change to the Company’s authorized shares from 10,000,000 to 76,000,000 shares, of which 75,000,000 shares are common stock, par value of $.0001 per share, and 1,000,000 shares are Preferred Stock, par value of $.0001 per share. The condensed consolidated financial statements give effect to this change.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of Avantair for the three and nine months ended March 31, 2007 and 2006. This discussion should be read in conjunction with Avantair’s consolidated financial statements and the notes thereto, included in the Proxy, Form 8K and the most recent registration statement Form S-1 filed with the SEC on April 24, 2007.

Overview

Avantair, Inc. (formerly known as Ardent Acquisition Corporation) (“Avantair” or the “Company”), was organized on September 14, 2004 as a blank check company whose objective was to acquire an operating business.

On March 2, 2005, the Company consummated its initial public offering of 6,000,000 units with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On March 4, 2005, the Company consummated the closing of an additional 900,000 units subject to the over-allotment option. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $41,400,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $37,227,000, of which $36,222,000 was deposited into a trust fund (the “Trust Fund”).

On October 2, 2006, the Company signed a definitive stock purchase agreement (the “Acquisition”) with Avantair Inc. (“Old Avantair”). The agreement, as amended on December 15, 2006, provided for Avantair to issue 6,684,822 shares of common stock to the stockholders of Old Avantair in exchange for all of the issued and outstanding shares of Old Avantair. The agreement also provided for the Company to issue to the stockholders of Old Avantair an additional 954,975 shares in fiscal year 2007 and 4,774,873 shares in fiscal year 2008 if certain financial milestones are achieved. In addition, there will be 4,774,873 shares issued to the stockholders of Old Avantair if the future trading price of stock meets certain criteria prior to February 23, 2009. Upon the closing of the Acquisition, 1,601,593 shares of the Company’s common stock included within the purchase price have been transferred to an escrow agent to secure indemnification obligations of the Company’s stockholders under the stock purchase agreement.

On February 22, 2007, the shareholders of Old Avantair voted in favor of the Acquisition. Subsequent to the Acquisition, Old Avantair’s business activities were the activities of Avantair. As a result, this transaction has been treated as a reverse merger, and a capital transaction, equivalent to the issuance of stock by Old Avantair for Avantair’s net assets and, accordingly, the historical financial statements prior to February 22, 2007 are those of Old Avantair. All shares and per share data prior to the Share Exchange have been restated to reflect the stock issuances and the effect of the closing of the Share Exchange.

The Company is engaged in the sale and management of fractional ownerships of professionally piloted aircraft for personal and business use. According to AvData, Avantair is the fifth largest company in the North American fractional aircraft industry. Currently, Avantair operates 33 aircraft with 72 additional aircraft on order. Avantair expects to have approximately 36 aircraft in its fleet by June 30, 2007 presuming that the current delivery schedule is met by the manufacturer. Avantair operates fixed flight based operations, aircraft maintenance, concierge and other services to customers from hangars and office locations in Clearwater, Florida and Camarillo, California. Avantair is in discussions to open an additional facility in Caldwell, New Jersey.

The results of operations for the three and nine months ended March 31, 2007 and 2006 were consolidated. All inter-company transactions have been eliminated in consolidation.

Avantair has experienced losses since its inception and as of March 31, 2007 and June 30, 2006 had an accumulated deficit of approximately $52.3 million and $34.5 million, respectively. Avantair generates revenues through the sales of fractional shares of aircraft and providing operations, maintenance and management services related to these aircraft. Avantair presently sources all of its aircraft from a single manufacturer. As of March 31, 2007, Avantair had contractual commitments to purchase these aircraft at wholesale pricing for an aggregate of approximately $303 million to this manufacturer through 2010 for the delivery of 52 additional aircraft. For these aircraft, Avantair has provided initial deposits aggregating approximately $9.2 million, and makes progress payments of an additional $0.3 million per aircraft when delivered in the United States. Prior to delivery of these aircraft, Avantair markets and sells fractional interests, separated into ownership shares as low as 1/16th interest, at retail prices to individuals and businesses. Avantair has placed an order with another manufacturer for 20 very light jets, for $56 million, with delivery scheduled beginning in 2009. In addition, Avantair generates revenue through maintenance and management agreements with fractional owners under which Avantair provides pilots, maintenance, fuel and hangar space for the aircraft. In addition to the cost of acquiring aircraft, Avantair’s primary expenses have been related to aircraft repositioning (i.e., moving an aircraft to another location to accommodate customer needs, pilot training and demonstration flights for sales purposes), maintenance and staffing, charters and insurance. Further, Avantair incurred increased costs of flight operations and general and administrative expenses in anticipation of increased aircraft deliveries and usage in the fiscal year ended June 30, 2006. However, these aircraft deliveries were delayed pending regulatory approvals of updated avionics. Subsequent to this period, regulatory approval was obtained and Avantair began accepting delivery of these aircraft in September 2006. Avantair’s management anticipates that the opening of its fixed base operations business in Camarillo, California, and potentially other FBOs, will generate an additional source of revenue in future fiscal years.

Avantair’s primary sources of liquidity have been cash provided by operations, cash provided from its debt facility with CNM, Inc, and cash provided by the sale of its common stock. Principal uses of cash are capital expenditures, principally the purchase of core aircraft and leasehold improvements. At June 30, 2006 Avantair had a working capital deficit of approximately $27.3 million. On October 2, 2006, Avantair sold approximately 3.2 million shares of its Class A common stock and raised approximately $9.0 million. In addition, it borrowed $7.6 million from CNM. For the nine months ended March 31, 2007, net cash used in operating activities totaled approximately $16.2 million compared to net cash provided by operating activities of approximately $5.0 million for the nine months ended March 31, 2006. The cash used in operating activities during the nine months ended March 31, 2007 resulted primarily from a $17.8 million net loss from operations for the nine months ended March 31, 2007, compared to a net loss from operations of $13.6 million for the nine months ended March 31, 2006. This loss from operations was also attributable to an increase of $19.5 million in deferred revenue related to fractional aircraft sales (net of the aircraft costs related to fractional shares). This deferred revenue amount represents cash received for fractional shares sold on planes not yet delivered to Avantair.

Critical Accounting Policies

Avantair’s discussion and analysis of its financial condition and results of operations for the purposes of this document are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Avantair’s significant accounting policies are presented in Note 2 to its unaudited condensed consolidated financial statements, and the following summaries should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this 10-Q filing. While all accounting policies affect the financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of the condensed consolidated financial statements and results of operations and that require Avantair’s management’s most subjective or complex judgments and estimates. Avantair’s management believes the policies that fall within this category are the policies related to revenue recognition, aircraft costs related to fractional sales, use of estimates, capital assets, impairment of long-lived assets, income taxes and loss per share.

Revenue recognition. Avantair sells fractional shares of aircraft and the related maintenance and management services that accompany aircraft ownership. The aircraft are sold in 1/16th shares or multiples thereof. The purchase agreement grants the customer ownership and the right to the use of the aircraft for a specified number of hours each year the aircraft is in service. When a customer purchases a fractional share, the customer is also required to enter into a five-year management and maintenance agreement. Under the terms of the management and maintenance agreement, Avantair agrees to manage, operate and maintain the aircraft on behalf of the customer in exchange for a fixed monthly fee plus a fuel surcharge.

Fractional Aircraft Shares. Avantair does not have vendor specific objective evidence to determine the fair value of each element and as a result has adopted the provisions of the Emerging Issues Task Force Issue No. 00-21 (“Accounting for Revenue Arrangements with Multiple Deliverables”) (“EITF 00-21”) to account for the sale of fractional shares of aircraft. Accordingly, if the sale of the fractional share cannot be separated from the underlying maintenance agreement, the revenue must be recognized ratably over the life of the maintenance agreement. The sales of the fractional shares of the aircraft are recognized as income over the five-year period. The period in which revenue is recognized will be evaluated on a periodic basis. Factors that will impact management’s assessment of the most appropriate period of revenue recognition will include, but not be limited to, customer turnover, terms and conditions of the related fractional share sale, maintenance arrangements as well as any other factor that could impact revenue.

Management and Maintenance Agreement. Revenue earned in connection with the management and maintenance agreement is recognized ratably over the term of the agreement or five years. At times a customer will prepay their management and maintenance fee for a period of one year or longer. This is recorded as unearned revenue and amortized into revenue on a monthly basis in accordance with the schedule provided for within each agreement.

Aircraft Costs Related To Fractional Sales. As a result of the adoption of EITF 00-21, aircraft costs related to the sale of fractional shares are recorded as an asset which is then charged to cost of sales over a five year period commencing on the date the plane is delivered and paid for. For example, if an aircraft costs $5.5 million, this amount is recorded as an asset and recognized as cost of aircraft shares sold over a five-year period.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Avantair is subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in Avantair’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of Avantair’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as Avantair’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect: the proper recording of revenue arrangements with multiple deliverables, the allowance for doubtful accounts, the carrying value of long-lived assets, the amortization period of long-lived assets, the provision for income taxes and related deferred tax accounts, certain accrued expenses and contingencies. Avantair’s management believes that the assumptions made to these estimates are appropriate and reasonable. However, changes in circumstances and conditions affecting these assumptions could have a material effect on Avantair’s results of operations.

Property and Equipment. Property and equipment are recorded at cost and consist principally of aircraft purchased which are not fractionalized and which provide additional capacity to Avantair to meet customer demand. Depreciation and amortization is computed using the straight-line method over the following useful lives:

Aircraft	5 years
Office equipment	5-7 years
Flight management software/hardware	5 years
Vehicles	5 years
Improvements	Lesser of estimated useful life or the term of the lease

Avantair reviews the estimates of its capital assets’ useful lives annually. Any changes to these methods of depreciation could have a material effect on Avantair’s results of operations.

Impairment of Long-Lived Assets. Avantair accounts for the impairment of long-lived assets under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets’ carrying value. For long-lived assets to be held and used, Avantair recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell. Avantair’s management believes that the assumptions made to evaluate the long-lived assets for impairment are appropriate and reasonable. However, changes in circumstances and conditions affecting these assumptions could result in impairment charges in future periods that may be material.

Income taxes. Avantair accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets to the amounts expected to be realized. Avantair’s management believes that the assumptions made to calculate this allowance are appropriate and reasonable. However, changes in circumstances and conditions affecting these calculations could result in charges in future periods that may be material.

Loss Per Share. Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the year.

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants is antidilutive, due to the losses of the Company, they have been excluded from the Company’s computation of net loss per share for the three and nine months ended March 31, 2007 and 2006, respectively. Therefore, basic and diluted loss per share were the same for three and nine months ended March 31, 2007 and 2006.

Recently Issued Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (as amended) – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Avantair expects to implement FIN 48 beginning in fiscal year 2008 and will evaluate the impact that adopting FIN 48 will have on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”. This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. For the Company, SFAS 157 is effective for the fiscal year beginning July 1, 2008. Management is currently evaluating this standard to determine its impact, if any, on the consolidated financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of SFAS 159, if any, on the consolidated financial statements.

No other pronouncements have been recently issued that Avantair believes will have a material impact on Avantair’s consolidated financial position and results of operations.

Results of Operations

Three months ended March 31, 2007 compared to nine months ended March 31, 2006.

Revenues for the three months ended March 31, 2007 were $19.9 million, an increase of 68.6% from $11.8 million for the three months ended March 31, 2006. This increase was the result of an increase of 57.8% in maintenance and management fees to $10.1 million for the three months ended March 31, 2007 from $6.4 million for the three months ended March 31, 2006, an increase of 42.3% in revenue generated from the sale of fractional aircraft shares to $7.4 million from $5.2 million and an increase in revenue generated from other areas to $2.4 million from $0.2 million. Revenue from management fees increased primarily due to a 44.0% increase in the number of fractional shares to 444.5 at March 31, 2007 from 308.5 at March 31, 2006 and a 12.7% increase in the annual maintenance and management fee to $8,900 from $7,900 per fractional aircraft share. Revenue from the sale of fractional aircraft shares increased due to a 3.8% increase in the price of a fractional aircraft share. Revenue from other areas increased (i) due to an increase in demonstration sales of $0.5 million or 243% due to an increase in the cost charged for such demonstration flights and an increase in the number of demonstration flights; (ii) due to an increase in charter card revenue which increased $1.3 million since charter cards just started being sold during the three months ended March 31, 2006, (iii) due to an increase in remarketing fees of $0.2 million pursuant to the resale of fractional aircraft shares, and (iv) due to an increase in fuel and rent revenues of $0.2 million from FBO activity which did not occur during the 3 months ended March 31, 2006.

Operating expenses for the three months ended March 31, 2007 were 41.1% higher than the three months ended March 31, 2006, with total expenses of $26.1 million compared to $18.5 million. The cost of flight operations increased 58.0% to $13.9 million for the three months ended March 31, 2007, from $8.8 million for the three months ended March 31, 2006, due to:

•	an increase of $0.5 million in maintenance expenses which resulted from the increase in fleet size and usage;

•

an increase of $1.6 million in pilot salary expense and related pilot expenses, including hotel expenses, pilot airfare, living expenses, vacation expense, and pilot training expenses due to hiring an additional 33 pilots necessary to support current operations;

•	an increase of $1.3 million in fuel expense due to an increased price of fuel and the increase in fleet size and usage;

•	an increase of $0.3 million in insurance expense due to an increase in fleet size; and

•	an increase of $1.2 million in engine insurance expense due to increase in fleet size.

•	an increase of $0.2 million in lease payment for the Astra (core aircraft).

Cost of fractional aircraft shares sold increased $2.3 million to $6.8 million for the three months ended March 31, 2007 from $4.5 million for the three months ended March 31, 2006, due to a 44% increase in the number of fractional shares sold to 444.5 fractional shares sold through the three months ended March 31, 2007 from 308.5 fractional shares sold through the three months ended March 31, 2006. Selling expenses decreased to $1.0 million for the three months ended March 31, 2007 from $1.2 million for the three months ended March 31, 2006 primarily due to a decrease in commission expense.

Loss from operations was $6.3 million for the three months ended March 31, 2007, a decrease of 6.0% from $6.7 million for the three months ended March 31, 2006 for the reasons set forth above.

General and administrative expenses increased 2.4% to $4.2 million for the three months ended March 31, 2007 from $4.1 million for the three months ended March 31, 2006.

Total other income and expense was $(1.2) million for the three months ended March 31, 2007 compared to $(0.7) million for the three months ended March 31, 2006, primarily due to a 33.3% increase in interest expense to $1.2 million for the three months ended March 31, 2007 from $0.9 million for the three months ended March 31, 2006 and a decrease of 211% in other income to ($0.1) million from $0.09 million. Interest expense increased $0.3 million due to an increase in the interest rate on Avantair’s line of credit and an increase in the balance outstanding on the Avantair’s line of credit.

Net loss remained at $7.4 million for the three months ended March 31, 2007 and 2006, respectively.

Nine months ended March 31, 2007 compared to the nine months ended March 31, 2006.

Revenues for the nine months ended March 31, 2007 were $54.6 million, an increase of 58.3% from $34.5 million for the nine months ended March 31, 2006. This increase was the result of a 26.6% increase in the revenue generated from the sale of fractional aircraft shares to $21.9 million for the nine months ended March 31, 2007 from $17.3 million for the nine months ended March 31, 2006, an increase of 65.5% in maintenance and management fees to $27.3 million for the nine months ended March 31, 2007 from $16.5 million for the nine months ended March 31, 2006 and an increase of 657% in other revenue to $5.3 million for the nine months ended March 31, 2007 from $0.7 million for the nine months ended March 31, 2006. Revenue from the sale of fractional aircraft shares increased due to a 44% increase in the number of fractional shares sold to 444.5 through the nine months ended March 31, 2007 from 308.5 fractional shares sold through the nine months ended March 31, 2007. The increase in revenue from maintenance and management fees increased due to several primary factors:

•	a price increase in the annual maintenance and management fees from $7,900 to $8,900; and

•	an increase in fleet size.

Other revenue increased $4.6 million due to (i) an increase in demonstration sales of $1.4 million or 224% due to a 20% increase in the cost charged for such demonstration flights and an increase in the number of demonstration flights; (ii) an increase in charter card revenue of $2.4 million since charter cards were not sold during the nine months ended March 31, 2006, (iii) an increase in remarketing fees of $0.4 million, (iv) an increase in rent revenue of $0.2 million, and (v) fuel revenue of $0.2 million.

Operating expenses for the nine months ended March 31, 2007 were 49.5% higher than during the nine months ended March 31, 2006, with total expenses of $69.8 million compared to $46.7 million. The cost of fractional aircraft shares sold increased to $18.0 million for the nine months ended March 31, 2007 from $14.2 million for the nine months ended March 31, 2006, due to an increase of 44% in the number of fractional shares sold to 444.5 fractional shares sold through the nine months ended March 31, 2007 from 308.5 fractional shares sold through the nine months ended March 31, 2006. The cost of flight operations increased 69.5% to $34.4 million for the nine months ended March 31, 2007 from $20.3 million for the nine months ended March 31, 2006, due to:

•	an increase of $1.7 million in maintenance expenses, comprised primarily of an increase in parts expense and maintenance insurance coverage due to an increase in fleet size;

•

an increase of $2.9 million in fuel prices and flight fees (which includes landing fees, airport fees and ground transportation fees) borne by Avantair for repositioning flights, demonstration flights and pilot training flights;

•	an increase of $4.4 million in pilot expenses due to hiring an additional 33 pilots, including salaries and related pilot expenses, including hotel expenses, pilot airfare and living expenses;

•	an increase of $1.4 million in chartering expenses;

•	an increase of $1.4 million in engine insurance expense due to increased fleet size and usage;

•	an increase of $1.0 million in insurance aircraft coverage due to the increased fleet size;

•	an increase of $1.0 million in aircraft leasing expenses; and

•	an increase of $0.3 million in other aircraft expenses resulting from an increase in fleet size.

Cost of flight operations (including maintenance expenses, costs related to repositioning, pilot-related costs and charter expenses) was negatively impacted in all areas by a delay at the FAA in approving a newly designed avionics package in the Piaggio Avanti II. This delay caused 6 planes originally scheduled for delivery during the last 6 months of fiscal year ended June 30, 2006 to be delivered, in part, in September 2006. The greater than anticipated use of Avantair’s existing fleet resulted in increased maintenance expenses due to accelerated mileage-based maintenance events and periodic refurbishment, and increased pilot-related costs due to the need to transport pilots to and from various locations in order for the aircraft to operate. Compensation expense increased due to 474,000 shares of common stock issued to certain officers of Avantair for prior services rendered at a cost of $5.36 per share.

General and administrative expenses increased 18.0% to $11.8 million for the nine months ended March 31, 2007 from $10.0 million for the nine months ended March 31, 2006, due to:

•	an increase of $1.2 million in increase expenses related to fixed based operations;

•	an increase of $0.5 million in legal and accounting expenses; and

•	an increase of $0.1 million in rent expense caused by the relocation of Avantair’s headquarters from New Jersey to Florida.

Selling expenses increased to $2.9 million for the nine months ended March 31, 2007 from $2.3 million for the nine months ended March 31, 2006 due to an increase of $0.6 million in advertising expenses and aircraft shows.

Loss from operations was $15.3 million for the nine months ended March 31, 2006, an increase of 25.4% from $12.2 million for the nine months ended March 31, 2006 for the reasons set forth above.

Total other income and expense was $(2.5) million for the nine months ended March 31, 2007 compared to $(1.4) million for the nine months ended March 31, 2006, primarily due to a 35.0% increase in interest expense to $2.7 million for the nine months ended March 31, 2007 from $2.0 million for the nine months ended March 31, 2006. Interest expense increased $0.7 million due to an increase in the interest rate on Avantair’s line of credit and an increase in the balance outstanding on the Avantair’s line of credit.

Net loss increased to $(17.8) million for the nine months ended March 31, 2007 compared to $(13.6) million for the nine months ended March 31, 2006. The primary reason for the increase in the net loss is the loss from operations and the increase in total other expense discussed above.

Liquidity And Capital Resources

At March 31, 2007 and June 30, 2006 Avantair had a working capital deficit of $0.7 million and $27.3 million, respectively, and an accumulated deficit of $52.3 million and $34.5 million, respectively. These conditions, among other matters, raised substantial doubt about Avantair’s ability to continue as a going concern. On October 2, 2006, Avantair sold approximately 3.2 million shares of its Class A common stock and raised approximately $9.0 million. In addition, it borrowed $7.6 million from CNM, Inc. to finance its business in the near term. Avantair has continued to sustain operating losses in the period subsequent to March 31, 2007. Upon the closing of the Acquisition on February 22, 2007, the Company gained access to the Trust Fund which contained approximately $38.8 million, including interest. Following the closing, these amounts have been used as follows:

•

Approximately $19.0 million of the funds deposited in the trust account was paid to CNM, Inc. to satisfy Avantair’s obligations under its Loan Agreement, dated October 2, 2006, and Revolving Credit Agreement, dated May 31, 2005, with CNM, Inc. which amount the Company has agreed to pay on the condition that the Acquisition is consummated;

•	Approximately $0.4 million to the Avantair stockholders who elected to exercise their conversion rights and receive their pro rata portion of the funds deposited in the trust account; and

•

The remaining funds in the trust account after the distributions listed above were released to Avantair and Old Avantair to be used to fund transaction expenses, for future aircraft deposits, potential acquisitions and for working capital purposes.

With its borrowings, recent equity financing and anticipated access to the Trust Fund, Avantair anticipates that its existing resources combined with revenues will enable it to maintain its current and planned operations for the next twelve months. However, changes in its plans or other events affecting its operating expenses, such as acquisition opportunities, may cause Avantair to expend its existing resources sooner than expected.

Avantair’s primary growth strategy is to increase the number of available aircraft and fractional share owners. Avantair presently sources all of its aircraft from a single manufacturer and has contractual commitments to purchase these aircraft at wholesale pricing for an aggregate of approximately $303 million to this manufacturer through 2010 for the delivery of 52 additional aircraft. In addition, it has also entered into an agreement with another manufacturer to buy 20 additional aircraft for a total purchase price of $56 million. Other than the fixed price of each aircraft, those costs related to such growth will be variable, and the primary variable expenses that will be increased are pilot salary and expense, maintenance expense and fuel expense. All such expenses are expected to be covered by the sale of fractional shares and management fees. The cost of these aircraft is expected to be funded by pre-selling the fractional shares of each plane prior to such plane’s delivery or by Avantair raising additional capital. While Avantair intends to pursue potential acquisition opportunities, it has not entered into any material commitment to consummate any acquisition and it would be premature to estimate any potential costs related to any such acquisition.

Avantair may seek additional funding through equity or debt financing transactions or strategic relationships. However, the uncertainty as to its future profitability may make it difficult for Avantair to secure additional financing on acceptable terms, if it is able to secure additional financing at all. Insufficient funds may require Avantair to delay, scale back or eliminate some or all of its activities. Avantair’s auditors have qualified their report on its financial statements citing that certain conditions raise substantial doubt about Avantair’s ability to continue as a going concern.

Nine months ended March 31, 2007 compared to the nine months ended March 31, 2006.

Net cash used in operating activities totaled $17.0 million for the nine months ended March 31, 2007 compared to net cash provided by operating activities of $5.0 million for the nine months ended March 31, 2006. The cash used in operating activities during the nine months ended March 31, 2007 resulted primarily from a $17.8 million net loss from operations for the nine months ended March 31, 2007 compared to a net loss from operations of $13.6 million for the nine months ended March 31, 2006. This loss from operations was also attributable to an increase of $19.5 million in deferred revenue related to fractional aircraft sales (net of the aircraft costs related to fractional shares). This deferred revenue amount represents cash received for fractional shares sold on planes not yet delivered to Avantair.

Net cash provided by investing activities was $0.1 million for the nine months ended March 31, 2007 compared to net cash used of $0.3 million used for the nine months ended March 31, 2006. The cash provided by investing activities during the nine months ended March 31, 2007 resulted from the sale of one of the aircraft held for sale. The cash used in investing activities during the nine months ended March 31, 2006 consisted mainly of capital expenditures related to leasehold improvements.

Net cash provided by financing activities was $28.2 million for the nine months ended March 31, 2007 compared to net cash used of $4.5 million used for the nine months ended March 31, 2006. During the nine months ended March 31, 2007, Avantair received an increase of $43.9 million in proceeds from the issuance of stock, an increase of $13.5 million in borrowings under long-term notes payable, an increase of $0.9 million in proceeds from borrowings under the line of credit, an increase in principal payments made on long-term notes payable of $12.6 million and an increase in the principal payments made on the line of credit of $22.8 million.

Financing Arrangements

Upon the closing of the Acquisition on February 22, 2007, the Company gained access to the Trust Fund which contained approximately $38.8 million, including interest. Following the closing, these amounts have been used as follows:

•

Approximately $19.0 million of the funds deposited in the trust account were paid to CNM, Inc. to satisfy Avantair’s obligations under its Loan Agreement, dated October 2, 2006, and Revolving Credit Agreement, dated May 31, 2005, with CNM, Inc. which amount the Company had agreed to pay on the condition that the acquisition is consummated;

•	Approximately $400,000 to the Avantair stockholders who elected to exercise their conversion rights and receive their pro rata portion of the funds deposited in the trust account; and

•

The remaining funds in the trust account after the distributions listed above will be released to Avantair and Old Avantair to be used to fund transaction expenses, for future aircraft deposits, potential acquisitions and for working capital purposes.

On October 2, 2006, Avantair entered into stock purchase agreements with various investors, whereby it sold 3,237,410 shares of its Class A common stock for an aggregate purchase price of $9.0 million. The proceeds of the equity financing were used for working capital purposes and to pay a $2.1 million balance due an Avantair supplier for certain aircraft. In connection with the stock purchase agreements, Avantair entered into a Loan Agreement, a Security Agreement and a Secured Promissory Note with CNM, Inc., a former stockholder of Avantair. Under these documents, CNM, Inc. loaned Avantair the sum of $7.6 million, the proceeds of which were used to reduce the balance due an Avantair supplier for certain aircraft. The loan was collateralized by all of Avantair’s assets. The loan accrued interest at a rate of 15.0% per year on any unpaid principal until paid in full, and the loan was paid in full on February 23, 2007.

In addition, pursuant to the Loan Agreement, Avantair paid CNM, Inc. approximately $19 million to reduce the balance on its outstanding debt facility with CNM, Inc. to $7.1 million. As of March 31, 2007, $7.1 million is outstanding under the debt facility with CNM, Inc. The debt facility with CNM, Inc., bears interest at a rate of 3.75% above LIBOR. No funds remain available to Avantair under this debt facility. Under the terms of its credit arrangements with CNM, Inc., Avantair is subject to certain restrictions and covenants including that Avantair may not make any distributions to its shareholders and that Avantair must apply all proceeds from the sale of any assets to reduce its debt obligations with CNM, Inc.

As of March 31, 2007, Avantair owes Wells Fargo Equipment Finance, Inc. an aggregate of $7.6 million pursuant to various notes payable. Avantair used the proceeds received pursuant to these notes to purchase four aircraft. The notes are payable in monthly installments ranging from $4,550 to $38,480 with interest rates ranging from 5.75% to 6.12% per year. The notes are collateralized by the aircraft. Avantair also has financed an aircraft maintenance program contract with Jet Support Services, Inc. in the amount of $3.5 million. The promissory note provides for seven monthly installments of $145,867, six monthly installments $52,532 and 47 monthly installments of $45,867, respectively, and interest is payable pursuant to the note at a rate of 7% per year.

Avantair has entered into a sale and leaseback agreement, dated August 11, 2006, with JMMS, LLC. Under the sale and lease-back agreement, Avantair sold 100% of its interest in a core aircraft for $4.2 million and leased back 68.8% of the aircraft for a five year term. The proceeds of the sale and leaseback arrangement were used to pay down the debt facility with CNM, Inc.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

Avantair is exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Avantair does not enter into derivatives or other financial instruments for trading or speculative purposes. Avantair has also not entered into financial instruments to manage and reduce the impact of changes in interest rates and foreign currency exchange rates, although Avantair may enter into such transactions in the future.

Off-Balance Sheet Arrangements

Avantair has no off-balance sheet obligations nor guarantees and has not historically used special purpose entities for any transactions.

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that material information relating to the Company are made known by others within the Company to our Chief Executive Officer (“CEO”), CFO and others in the Company involved in the preparation of our annual report and our quarterly reports. The Company has evaluated, with the participation of the Company’s CEO and CFO, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007, pursuant to Exchange Act Rule 15d-15 and were determined not to be effective. Based upon that evaluation, the CEO and CFO identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considered to be “material weaknesses.” The Public Company Accounting Oversight Board defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

The material weakness identified relates to the lack of sufficient knowledge and experience among the internal accounting personnel regarding the application of US GAAP and SEC requirements.

Notwithstanding the existence of this material weakness in our internal control over financial reporting, our management believes, including our Chief Executive Officer and Chief Financial Officer that the condensed consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1

LEGAL PROCEEDINGS

See Note 4 to the financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings.

ITEM 1A

RISK FACTORS

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

If Avantair is unable to fund its operations and capital expenditures, Avantair may not be able to continue to acquire additional inventory of aircraft, which would have a material adverse effect on the Company’s business.

The Company has experienced significant negative cash flow since its inception. In order to fund the Company’s operations and capital expenditures, the Company may be required to incur borrowings or raise capital through the sale of debt or equity securities. The Company’s ability to borrow or access the capital markets for future offerings may be limited by the Company’s financial condition at the time of any such offering as well as by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond their control. The Company’s failure to obtain the funds for necessary future capital expenditures would limit its ability to acquire additional inventory of aircraft and could have a material adverse effect on the Company’s business, results of operations and financial condition.

Avantair’s independent registered public accounting firm’s report expresses substantial doubt about Avantair’s ability to continue as a going concern.

Avantair’s accompanying consolidated financial statements have been prepared assuming that Avantair will continue as a going concern, however, Avantair’s independent registered public accounting firm’s report expresses substantial doubt about Avantair’s ability to continue as a going concern as a result of its recurring net losses and working capital deficiency, among other matters. This basis of accounting contemplates the recovery of Avantair’s assets and the satisfaction of its liabilities in the normal course of business. Successful transition to profitable operations is dependent upon obtaining a level of sales adequate to support Avantair’s cost structure. Avantair has suffered recurring losses resulting in an accumulated deficit of $52.3 million and a working capital deficit of $0.7 million as of March 31, 2007. Avantair’s management intends to continue to finance its operations through cash flows from operations and by raising additional capital from the sale of debt or equity securities, as well as through the use of capital remaining from the Trust Fund. However, there can be no assurance that Avantair will be able to obtain such financing or internally generate cash flows from operations, which may impact Avantair’s ability to continue as a going concern. The accompanying consolidated and combined balance sheets of Avantair do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the potential inability of Avantair to continue as a going concern.

Avantair is dependent upon key personnel whose loss may adversely impact Avantair’s business.

Avantair depends on the expertise, experience and continued services of its senior management employees, especially Steven Santo, its Chief Executive Officer and John Waters, its Chief Financial Officer. Santo has acquired specialized knowledge and skills with respect to Avantair and its operations and most decisions concerning the business of Avantair will be made or significantly influenced by him. Avantair does not maintain life insurance with respect to Santo, Waters or any other of its executives. The loss of Santo, Waters or other senior management employees, or an inability to attract or retain other key individuals, could materially adversely affect Avantair. Avantair seeks to compensate and incentivize its key executives, as well as other employees, through competitive salaries and bonus plans, but there can be no assurance that these programs will allow Avantair to retain key employees or hire new key employees. As a result, if Messrs. Santo and/or Waters were to leave Avantair following the acquisition, Avantair could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successors obtain the necessary training and experience. In anticipation of the acquisition, Avantair entered into employment agreements with each of Santo and Waters. However, there can be no assurance that the terms of these employment agreements will be sufficient to retain Santo and/or Waters.

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

Material weaknesses in internal controls over financial reporting raise doubts about Avantair’s ability to comply with financial reporting laws and regulations and to publish accurate financial statements.

Avantair has been advised by J.H. Cohn LLP, its independent registered public accounting firm, of the existence of material weaknesses in the design and operation of Avantair’s internal controls over financial reporting that could adversely affect its ability to record, process, and summarize and report financial data consistent with the assertions of management in the financial statements. A material weakness is defined as a significant deficiency in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

After the closing of the acquisition, any failure to effectively address a material weakness or other control deficiency of Avantair or implement required new or improved controls, or difficulties encountered in their implementation, could disrupt Avantair’s ability to process key components of its result of operations and financial condition timely and accurately and cause Avantair to fail to meet its reporting obligations under rules of the Securities and Exchange Commission.

The aviation industry has inherent operational risks that may not be adequately covered by Avantair’s insurance.

Avantair maintains insurance on its aircraft for risks commonly insured against by aircraft owners and operators, including hull physical damage liability, third-party liability, airport premises liability, war risk liability and ground hangar keepers’ liability coverage. Avantair can give no assurance that Avantair will be adequately insured against all risks or that its insurers will pay a particular claim. Even if its insurance coverage is adequate to cover its losses, Avantair may not be able to timely obtain a replacement aircraft in the event of a loss. Furthermore, in the future, Avantair may not be able to obtain adequate insurance coverage at reasonable rates for its fleet. Avantair’s insurance policies will also contain deductibles, limitations and exclusions which, although Avantair believes are standard in the aviation industry, may nevertheless increase its costs. Moreover, certain accidents or other occurrences may result in intangible damages (such as damages to reputation) for which insurance may not provide an adequate remedy.

Avantair may not be able to generate sufficient cash flows to meet its debt service obligations.

Avantair’s ability to make payments on its indebtedness will depend on its ability to generate cash from its future operations. As of March 31, 2007, Avantair had incurred an aggregate of approximately $23.4 million in short and long term indebtedness to third party lenders. Much of this indebtedness is secured by some or all of Avantair’s assets. Avantair’s business may not generate sufficient cash flow from operations or from other sources sufficient to enable it to repay its indebtedness and to fund its other liquidity needs, including capital expenditure requirements. Avantair may need to refinance or restructure all or a portion of its indebtedness on or before maturity. Avantair may not be able to refinance any of its indebtedness on commercially reasonable terms, or at all. If Avantair cannot service or refinance its indebtedness, it may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, any of which could have a material adverse effect on our operations. Additionally, Avantair may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.

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

Avantair competes with national airlines, regional airlines, charter carriers, other fractional aircraft ownership operators, and particularly on shorter routes, ground transportation. According to AvData, there are only five companies which have 3% or more of the total market for fractional aircraft, based upon the units in operation – NetJets, Flight Options, FlexJet, CitationShares, and Avantair, with NetJets having a market share of approximately 50% and Avantair’s three largest competitors having a combined market share of over 80%. Avantair has a market share of approximately 3%. Many of Avantair’s competitors have been in business far longer than Avantair and have significantly greater financial stability, access to capital markets and name recognition. In addition, some of our competitors offer a greater selection of aircraft (including jet aircraft), some of which permit owners to fly greater distances or at greater speeds, travel with a greater number of passengers and on shorter advance notice before flying. Unanticipated shortfalls in expected revenues as a result of price competition or in delivery delays by suppliers would negatively impact Avantair’s financial results and harm Avantair’s business. There is no assurance that Avantair will be able to successfully compete in this industry.

Restriction on foreign ownership and possible required divestiture of stock.

In some cases, including all current international operations, Avantair is deemed to transport persons or property by air for compensation, and Avantair accordingly is regulated by the FAA and the U.S. Department of Transportation as an air taxi operator. Therefore, to comply with restrictions imposed by U.S. aviation laws on foreign ownership of air carriers, Avantair’s certificate of incorporation and bylaws were amended upon the closing of the Acquisition to reflect that at least 75% of the voting stock of Avantair is required to be held by U.S. citizens. Although Avantair’s amended and restated certificate of incorporation contains provisions limiting non-citizen ownership of its voting stock, Avantair could lose its operating certificate, which allows it to conduct aircraft operations in the U.S., if such provisions prove unsuccessful in maintaining the required level of citizen ownership. Such loss would have a material adverse effect on Avantair. If Avantair determines that persons who are not citizens of the U.S. own more than the permitted percentage, currently 25%, of Avantair’s voting stock, Avantair may redeem such stock or, if redemption is not permitted by applicable law or Avantair’s Board of Directors, in its discretion, elects not to make such redemption, Avantair may restrict the voting rights of such excess shares. The required redemption would be at a price equal to the average closing price during the preceding 10 trading days, which price could be materially different from the current price of the common stock, or at a price at which the non-citizen acquired the voting stock, or at a price equal to the fair market value as determined by Avantair’s Board of Directors, plus the amounts of any dividends or other distributions which may be owed to the stockholder. If a non-citizen purchases the voting stock, there can be no assurance that his stock will not be redeemed, which redemption could result in a material loss, or that he will be able to exercise full voting rights with respect to such voting stock. Such restrictions and redemption rights may make Avantair’s equity securities less attractive to potential investors, which may result in Avantair’s publicly traded voting stock having a lower market price than it might have in the absence of such restrictions and redemption rights.

Future acquisitions of fixed base operations businesses or other assets by Avantair would subject Avantair to additional business, operating and industry risks, the impact of which cannot presently be evaluated, and could adversely impact Avantair’s capital structure.

Avantair intends to pursue other acquisition opportunities following the closing of the acquisition. While Avantair is not presently committed to any additional acquisition, Avantair is currently actively pursuing one or more potential acquisition opportunities, including an FBO in Caldwell, New Jersey. Acquisitions may be of fixed base operations businesses, operations in the aircraft industry or other businesses that may be complementary to Avantair’s business. In addition, following the Acquisition Avantair is not limited to any particular industry or type of business that it may acquire. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular business or assets that Avantair may acquire, or of the industry in which such business operates. To the extent Avantair acquires a financially unstable business; we may be affected by numerous risks inherent in the acquired business’s operations. If Avantair acquires a business in an industry characterized by a high level of risk, it may be affected by the currently unascertainable risks of that industry. Although Avantair’s management will endeavor to evaluate the risks inherent in a particular industry or target business, there can be no assurance that Avantair will properly ascertain or assess all of the significant risk factors.

In addition, the financing of any acquisition after the Avantair Acquisition could adversely impact Avantair’s capital structure as any such financing would likely include the issuance of additional equity securities and/or the borrowing of funds. The issuance of additional equity securities may significantly reduce the equity interest of existing stockholders and/or adversely affect prevailing market prices for Avantair’s common stock. If Avantair incurs indebtedness, it could increase the risk of a default that would entitle the holder to declare such indebtedness due and payable and/or to seize any collateral securing the indebtedness. In addition, default under one debt instrument could in turn permit lenders under other debt instruments to declare borrowings outstanding under those other instruments to be due and payable pursuant to cross default clauses. Accordingly, the financing of future acquisitions could adversely impact our capital structure and your equity interest in Avantair.

Except as required by law or the rules of any securities exchange on which Avantair’s securities might be listed at the time Avantair seeks to consummate an acquisition, you will not be asked to vote on any proposed acquisition and you will not be entitled to exercise conversion rights in connection with any such acquisition.

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

Avantair may not be able to obtain acceptable customer contracts covering all of the fractional interests of its new airplanes which could adversely affect Avantiar’s profitability.

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

Avantair’s ability to attract and retain qualified pilots, mechanics, and other highly trained personnel will be an important factor in determining Avantair’s future success. Many of Avantair’s customers require pilots of aircraft that service them to have high levels of flight experience. The market for these experienced and highly trained personnel is extremely competitive. Accordingly, Avantair cannot assure that it will be successful in its efforts to attract and retain such persons. If Avantair is unable to attract and retain such persons, flight operations may be disrupted, which could have a negative effect on Avantair’s results.

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

The operation of aircraft is dependent on the price and availability of fuel. Continued periods of historically high fuel costs may materially adversely affect operating results.

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

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 2, 2006, the Company signed a definitive stock purchase agreement with certain stockholders of Old Avantair. The agreement, as amended on December 15, 2006, along with the letter agreement, dated as of October 2, 2006, among the Company, Old Avantair and certain stockholders of Old Avantair (collectively, the “Stock Purchase Agreement”), provided for the Company to issue 6,684,822 shares of common stock to the stockholders of Old Avantair in exchange for all of the issued and outstanding shares of Old Avantair. The Stock Purchase Agreement also provided for the Company to issue to the stockholders of Old Avantair an additional 954,975 shares in fiscal year 2007 and 4,774,873 shares in fiscal year 2008, if certain financial milestones are achieved. In addition, there will be 4,774,873 shares issued to the stockholders of Old Avantair if the future trading price of stock meets certain criteria prior to February 23, 2009.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following proposals were submitted to and approved by a majority of stockholders present at a Special Meeting of Stockholders held on February 22, 2007:

1. The proposal to adopt and approve the transactions contemplated by the Stock Purchase Agreement and to adopt amendments to the Company’s certificate of incorporation designed to ensure the Company’s compliance with the citizenship requirements of U.S. aviation laws after completion of the Acquisition. The proposal was approved by 6,746,710 shares, with 106,451 shares voting against the proposal and no shares abstaining from the vote.

2. The proposal to adopt amendments to the Company’s certificate of incorporation to increase the number of shares of common stock which the Company is authorized to issue from 30,000,000 shares to 75,000,000 shares. The proposal was approved by 6,731,410 shares, with 63,751 shares voting against the proposal and 47,000 shares abstaining from the vote.

3. The proposal to adopt amendments to the Company’s certificate of incorporation to change the name of the Company from Ardent Acquisition Corporation to Avantair, Inc. The proposal was approved by 6,731,910 shares, with 59,541 shares voting against the proposal and 47,800 shares abstaining from the vote.

4. The proposal to adopt the Company’s Long-Term Incentive Plan (an equity-based compensation plan). The proposal was approved by 6,733,715 shares, with 61,446 shares voting against the proposal and 47,000 shares abstaining from the vote.

5. The proposal to adjourn the Special Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event there are not sufficient votes at the time of the Special Meeting to adopt the Acquisition proposal, the name change proposal or the plan proposal. The proposal was approved by 6,776,910 shares, with 64,451 shares voting against the proposal and 800 shares abstaining from the vote.

ITEM 6

EXHIBITS

We have filed the following exhibits as part of this report:

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

32.1	Section 1350 Certification (Chief Executive Officer)	X

32.2	Section 1350 Certification (Chief Financial Officer)	X

ITEM 4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVANTAIR, INC.

Date: May 15, 2007	By:	/s/ STEVEN SANTO
Steven Santo
Chief Executive Officer (Authorized Officer and Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01	Section 1350 Certification (Chief Executive Officer)	X

32.02	Section 1350 Certification (Chief Financial Officer)	X