Form 10-Q/A
period 2007-03-31
Avantair, Inc
filed 2007-07-09
CIK 1303849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

AVANTAIR, INC.

FORM 10-Q

EXPLANATORY NOTE

Avantair, Inc. (the “Company”) is filing this amendment to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007, originally filed May 15, 2007, to reflect certain adjustments to the Company’s pro forma financial statements and the earnings per share data.

This amendment to the original Form 10-Q includes the Form 10-Q in its entirety, but does not reflect events occurring after the original filing of the Form 10-Q. All information contained in this amendment and the original Form 10-Q is subject to updating and supplementing as provided in the periodic reports filed subsequent to the original filing date with the Securities and Exchange Commission. The filing of this Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement therein not misleading.

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

See Accompanying notes.

AVANTAIR, INC. AND SUBSIDIARY

(Formerly Ardent Acquisition Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	March 31, 2007	June 30, 2006
	(Unaudited)	(Note 1)
CURRENT LIABILITIES
Accounts payable	$9,189,293	$9,452,291
Accrued liabilities	3,223,342	1,947,338
Borrowings under line of credit from a related party	—	22,317,079
Customer deposits	360,050	580,989
Current portion of notes payable	4,008,477	4,400,293
Unearned management fee and charter card revenues	9,197,837	3,437,615

Total current liabilities	25,978,999	42,135,605

Notes payable, net of current portion	19,370,716	6,550,138
Deferred revenue related to fractional aircraft share sales	109,665,906	90,198,115
Deferred gain on sale and leaseback of asset	853,354	1,003,946
Other liabilities	519,413	297,486

Total long-term liabilities	130,409,389	98,049,685

Total liabilities	156,388,388	140,185,290

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $.0001 par value, 1,000,000 shares authorized ; none issued	—	—
Common stock, Class A, $.0001 par value, 75,000,000 shares authorized, 15,220,817 and 3,289,500 shares issued and outstanding	1,522	329
Common stock, Class B, non-voting, $10 par value, 1,250 shares authorized, 100 shares issued and outstanding	—	1,000
Paid-in capital	46,602,624	671
Accumulated deficit	(52,321,051)	(34,498,621)
Due from stockholder	—	(533,986)
Treasury stock, at cost, 315,178 shares	(1,886,876)	—

Total stockholders’ deficit	(7,603,781)	(35,030,607)

Total liabilities and stockholders’ deficit	$148,784,607	$105,154,683

See accompanying notes.

AVANTAIR, INC. AND SUBSIDIARY

(Formerly Ardent Acquisition Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Revenues
Fractional aircraft shares sold	$7,372,979	$5,194,064	$21,917,085	$17,273,764
Maintenance and management fees	10,069,343	6,442,258	27,316,678	16,478,716
Other	2,430,869	206,717	5,317,067	775,535

Total revenue	19,873,191	11,843,039	54,550,830	34,528,015

Operating expenses
Cost of fractional aircraft shares sold	6,841,576	4,463,776	18,028,061	14,181,165
Cost of flight operations	13,875,121	8,794,693	34,425,851	20,291,980
General and administrative expenses	4,197,539	4,052,741	11,831,527	9,979,796
Compensation expense related to equity transactions	164,807	—	2,707,207	—
Selling expenses	1,047,521	1,238,656	2,905,751	2,251,596

Total operating expenses	26,126,564	18,549,866	69,898,397	46,704,537

Loss from operations	(6,253,373)	(6,706,827)	(15,347,567)	(12,176,522)

Other income (expenses)
Interest income	117,740	126,478	271,836	396,987
Interest expense	(1,212,318)	(884,522)	(2,726,651)	(2,000,067)
Other income (expense), net	(101,001)	90,616	279,952	214,448
Write-off of aircraft deposit	—	—	(300,000)	—

Total other expense	(1,195,579)	(667,428)	(2,474,863)	(1,388,632)

Net loss	$(7,448,952)	$(7,374,255)	$(17,822,430)	$(13,565,154)

Loss per common share: Basic and diluted	$(0.72)	$(1.19)	$(2.66)	$(4.12)

Weighted-average common shares outstanding: Basic and diluted	10,288,909	6,194,708	6,704,460	3,288,590

See Accompanying notes.

AVANTAIR. INC. AND SUBSIDIARY

(Formerly Ardent Acquisition Corporation)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

NINE MONTHS ENDED MARCH 31, 2007

(unaudited)

	CLASS A COMMON STOCK		CLASS B COMMON STOCK		PAID-IN CAPITAL	DUE FROM STOCKHOLDER	ACCUMULATED DEFICIT	TREASURY STOCK	TOTAL STOCKHOLDERS’ DEFICIT
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, June 30, 2006	3,288,590	$329	100	$1,000	$671	$(533,986)	$(34,498,621)	$—	$(35,030,607)
Advances to stockholder	—	—	—	—	—	(118,339)	—	—	(118,339)
Reclass of stockholder advances to treasury stock	(178,471)	(18)	—	—	—	652,325	—	(652,307)	—
Redemption of Class A common stock	(136,707)	(14)	—	—	—	—	—	(499,986)	(500,000)
Redemption of Class B common stock	—	—	(100)	(1,000)	—	—	—	(734,583)	(735,583)
Sale of common stock (less $450,000 of costs) at $2.78 per share	3,237,410	324	—	—	8,549,676	—	—	—	8,550,000
Issuance of shares to members of management at fair value of $5.36 per share	474,000	47	—	—	2,542,353	—	—	—	2,542,400
Issuance of shares in connection with acquisition	8,400,000	840	—	—	35,705,263	—	—	—	35,706,103
Stock redemption in connection with acquisition	(64,550)	(6)	—	—	(362,126)	—	—	—	(362,132)
Issuance of shares to underwriters in connection with acquisition	200,545	20	—	—	(20)	—	—	—	—
Issuance of warrants at fair value of $0.78	—	—	—	—	156,000	—	—	—	156,000
Issuance of stock options to non-employee directors	—	—	—	—	10,807	—	—	—	10,807
									—
Net loss	—	—	—	—	—	—	(17,822,430)	—	(17,822,430)

Balance, March 31, 2007	15,220,817	$1,522	—	$—	$46,602,624	$—	$(52,321,051)	$(1,886,876)	$(7,603,781)

See Accompanying notes.

AVANTAIR, INC. AND SUBSIDIARY

(Formerly Ardent Acquisition Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED MARCH 31, 2007 AND 2006

(unaudited)

	Nine Months Ended
	March 31, 2007	March 31, 2006
OPERATING ACTIVITIES:
Net loss	$(17,822,430)	$(13,565,154)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	864,172	2,623,647
Gain on sale of assets	—	(207,544)
Fair value of warrants issued to officers	156,000	—
Fair value of stock issued to officers	2,542,400	—
Fair value of stock options issued	10,807	—
Provision for bad debts	—	200,000
Changes in operating assets and liabilities:
Accounts receivable	(2,626,970)	1,478,935
Accounts receivable from vendor	36,061	(532,392)
Inventory	(49,146)	2,128,640
Deposits and other assets	2,842,704	(960,342)
Deferred maintenance agreement	465,456	—
Prepaid expenses and other current assets	(362,213)	1,379
Notes and lease payments receivable	1,891,816	4,773,279
Aircraft costs related to fractional shares	(29,128,933)	(19,078,155)
Other assets	(245,360)	40,858
Accounts payable and accrued liabilities	1,013,006	1,185,855
Deferred maintenance and management fees	5,760,222	58,019
Restricted cash	(1,632,710)	—
Customer deposits	(220,939)	4,357,802
Other liabilities	221,927	—
Deferred gain on sale and leaseback of asset	(150,592)	—
Deferred revenue related to fractional aircraft share sales	19,467,791	22,459,373

Net cash (used in) provided by operating activities	(16,966,931)	4,964,200

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	4,200,000	878,973
Capital expenditures	(4,140,923)	(1,138,138)

Net cash provided by (used in) investing activities	59,077	(259,165)

FINANCING ACTIVITIES:
Borrowings under long-term notes payable	13,545,617	—
Borrowings under line of credit	7,581,365	6,688,034
Principal payments on long-term notes payable	(12,559,318)	(5,084,474)
Principal payments on line of credit	(22,848,144)	(5,688,034)
Proceeds from issuance of stock	43,893,971	—
Advances to stockholder	—	(410,501)
Cost of treasury shares	(1,353,922)	—

Net cash provided by (used in) financing activities	28,259,569	(4,494,975)

Net increase in cash and cash equivalents	11,351,715	210,060
Cash and cash equivalents, beginning of period	2,175,734	2,009,779

Cash and cash equivalents, end of period	$13,527,449	$2,219,839

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid (net of amounts capitalized)	$2,189,198	$1,453,592

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of shares in connection with acquisition	$20	$—

Reclassification of stockholder advances to treasury stock	$533,986	$—

Capital lease	$4,392,163	$—

Deferred gain on sale and leaseback of asset	$860,714	$—

Conversion of short-term borrowings to long-term notes payable	$7,050,300	$—

See Accompanying notes.

AVANTAIR, INC. AND SUBSIDIARY

(Formerly Ardent Acquisition Corporation)

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 – OPERATIONS AND ACCOUNTING POLICIES

Operations

Avantair, Inc. (formerly known as Ardent Acquisition Corporation) (“Avantair” or the “Company”), was organized on September 14, 2004 as a blank check company whose objective was to acquire an operating business.

On October 2, 2006, the Company signed a definitive stock purchase agreement (the “Acquisition”) with Avantair Inc. (“Old Avantair”). The agreement, as amended on December 15, 2006, provided for Avantair to issue 6,684,822 shares of common stock to the stockholders of Old Avantair in exchange for all of the issued and outstanding shares of Old Avantair (the “Share Exchange”). The agreement also provided for the Company to issue to the stockholders of Old Avantair additional shares as follows:

•

At the end of the fiscal year ending June 30, 2007, if Cash Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) (EBITDA + non cash expenses), is greater than $6,000,000 for the fiscal year ending June 30, 2007, the SPAC will issue an aggregate of 954,975 shares of its common stock to Avantair’s stockholders.

•

At the end of the fiscal year ending June 30, 2008, the SPAC will calculate (based on its annual audited consolidated financial statements for such fiscal year) Cash EBITDA. If Cash EBITDA is greater than $20,000,000 for the fiscal year ending June 30, 2008, the SPAC will issue an aggregate of 4,774,873 shares of its common stock to Avantair’s stockholders.

•

If at any time prior to February 23, 2009, the closing trading price on the Over-the-Counter Bulletin Board (or on a national securities market on which the SPAC’s common stock is then quoted for trading) of the SPAC’s common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share, then the SPAC will issue an additional aggregate of 4,774,873 shares of its common stock to Avantair’s stockholders.

Additional shares issued will be recorded through credits and charges to additional paid in capital. Any shares issued in excess of cash acquired will be charged to operations.

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

The Company is engaged in the sale and management of fractional ownership of professionally piloted aircraft for personal and business use. In Clearwater, Florida, Avantair, currently only has the right to provide fuel to customers who either rent hanger space or rent ramp space at the Company’s facility. The Company operates aircraft maintenance, and concierge services to customers from hangars and office locations in Camarillo, California and Clearwater, Florida. The Company also operates fixed flight based operations (“FBO”) in Camarillo, California and is presently in discussions to add an FBO in Caldwell, New Jersey.

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

General

        The accompanying unaudited interim Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statement rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements. The interim operating results are not necessarily indicative of the results for a full year or any interim period. The June 30, 2006 consolidated balance sheet has been derived from the audited consolidated financial statements included elsewhere in this registration statement.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Fiscal Year 2006, 2005 and 2004 Audited Consolidated Financial Statements included in the Company’s Definitive Proxy Statement filed with the SEC on February 1, 2007 (the “Proxy”) and the Consolidated Financial Statements included elsewhere in this registration statement.

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

Referral Incentive Hours

The Company accounts for the additional hours granted under the referral incentive program by expensing costs as they are incurred which have not been material to date.

Maintenance Policy

The Company uses the direct method of accounting for scheduled non-refurbishment maintenance checks. The refurbishment portion of the maintenance check is capitalized since the interior of the aircraft is substantially refurbished and the life of the aircraft is extended. The cost of refurbishment is amortized over a three-year period. The direct method of accounting for overhaul costs is also used and these costs are expensed as incurred.

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

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants is antidilutive due to the losses of the Company, they have been excluded from the Company’s computation of net loss per share for the nine months ended March 31, 2007 and 2006, respectively. Therefore, basic and diluted loss per share were the same for nine months ended March 31, 2007 and 2006. The total number of potentially dilutive securities excluded from the calculation of diluted loss per share for the nine months ended March 31, 2007 was 12,646,744. There were no potentially dilutive securities excluded from the calculation of diluted loss per share for the nine months ended March 31, 2006.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company leased a Socata TBM 700 aircraft from Aircraft Support, LLC (“Aircraft Support”). The CEO of the Company and the former Chairman owned all of the outstanding interests in Aircraft Support. The lease agreement provided for monthly payments of $23,000. Rental expense for the nine months ended March 31, 2007 was $138,000. On January 1, 2007, the Company acquired all the oustanding interest in Aircraft Support and assumed the outstanding debt obligation in the amount of $2.2 million. The fair value of the aircraft is equal to or greater than the debt assumed. The CEO and the former Chairman are guarantors on the related debt. Aircraft Support has no operations and its sole asset is the Socata TBM 700 aircraft. The Company has consolidated the results of Aircraft Support and all intercompany transactions have been eliminated.

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

NOTE 5 – STOCK-BASED COMPENSATION

The Company issues stock-based compensation to its officers, directors, employees and consultants under its 2006 Long Term Incentive Plan (the “Plan”) adopted in February 2007. There are 1,500,000 shares authorized under the Plan. The maximum life of options granted is generally 10 years and the options generally vest over a period of three years. The exercise price and other terms and conditions of stock options will be determined by the Compensation Committee at the time of grant. The exercise price per share may not be less than 100 percent of the fair market value of a share of the Company’s common stock on the date of the grant.

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

NOTE 6 – CAPITAL STOCK

In connection with the Acquisition on February 22, 2007, 64,550 shares were submitted for conversion into cash. In addition, subsequent to the closing, the Company issued 200,545 shares of its common stock, par value of $.0001, to Early Bird Capital as a consulting fee having a fair value of $1,070,910. In addition the Company issued 200,000 warrants to the CFO. The warrants were trading in the public market under the symbol AAIRW.OB at a price of $0.78 at the time of issuance. The difference between the market trading price of $0.78 and the $0.01 exercise price per warrant is $0.77 which yields a total of $154,000 for the 200,000 warrants. The Company recognized the $154,000 as a compensation charge in the nine months ended March 31,2007.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of Avantair for the three and nine months ended March 31, 2007 and 2006. This discussion should be read in conjunction with Avantair’s consolidated financial statements and the notes thereto, included in the Proxy, Form 8K and the most recent registration statement Form S-1 filed with the SEC on April 24, 2007, as amended.

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

The Company is engaged in the sale and management of fractional ownerships of professionally piloted aircraft for personal and business use. According to AvData, Avantair is the fifth largest company in the North American fractional aircraft industry. Currently, Avantair operates 33 aircraft with 72 additional aircraft on order. Avantair expects to have approximately 36 aircraft in its fleet by June 30, 2007 presuming that the current delivery schedule is met by the manufacturer. Avantair operates aircraft maintenance, concierge and other services to customers from hangars and office locations in Clearwater, Florida and Camarillo, California. Avantair also operates fixed flight based operations in Camarillo, California and is in discussions to open an additional facility in Caldwell, New Jersey.

Avantair recorded goodwill of $1,141,159 representing the cost in excess of the fair value of net assets acquired of Skyline. Under Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized for financial reporting purposes but is reviewed annually for impairment. Goodwill is being amortized by Avantair for tax reporting purposes over 15 years. The Company performed its goodwill impairment analysis in accordance with SFAS 142. The Company’s goodwill impairment test, used to identify potential impairment, compared the fair value of reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, goodwill of the reporting unit is considered not impaired. The Company believes that there is no impairment of its goodwill based on its market capitalization at March 31, 2007 and fair value at June 30, 2006.

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

Avantair’s primary sources of liquidity have been cash provided by operations, cash provided from its debt facility with CNM, Inc, and cash provided by the sale of its common stock. Principal uses of cash are capital expenditures, principally the purchase of core aircraft and leasehold improvements. At June 30, 2006 Avantair had a working capital deficit of approximately $27.3 million. On October 2, 2006, Avantair sold approximately 3.2 million shares of its Class A common stock and raised approximately $9.0 million. In addition, it borrowed $7.6 million from CNM. For the nine months ended March 31, 2007, net cash used in operating activities totaled approximately $17.0 million compared to net cash provided by operating activities of approximately $5.0 million for the nine months ended March 31, 2006. The cash used in operating activities during the nine months ended March 31, 2007 resulted primarily from a $17.8 million net loss from operations for the nine months ended March 31, 2007, compared to a net loss from operations of $13.6 million for the nine months ended March 31, 2006. This use of cash was also attributable to a decrease of $9.7 million in aircraft costs related to fractional aircraft sales (net of the deferred revenue related to fractional shares sales).

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

Results of Operations

Three months ended March 31, 2007 compared to three months ended March 31, 2006.

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

Revenues for the nine months ended March 31, 2007 were $54.6 million, an increase of 57.9% from $34.5 million for the nine months ended March 31, 2006. This increase was the result of a 26.8% increase in the revenue generated from the sale of fractional aircraft shares to $21.9 million for the nine months ended March 31, 2007 from $17.3 million for the nine months ended March 31, 2006, an increase of 65.8% in maintenance and management fees to $27.3 million for the nine months ended March 31, 2007 from $16.5 million for the nine months ended March 31, 2006 and an increase of 586% in other revenue to $5.3 million for the nine months ended March 31, 2007 from $0.8 million for the nine months ended March 31, 2006. Revenue from the sale of fractional aircraft shares increased due to a 44% increase in the number of fractional shares sold to 444.5 through the nine months ended March 31, 2007 from 308.5 fractional shares sold through the nine months ended March 31, 2007. The increase in revenue from maintenance and management fees increased due to several primary factors:

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

Operating expenses for the nine months ended March 31, 2007 were 49.6% higher than during the nine months ended March 31, 2006, with total expenses of $69.9 million compared to $46.7 million. The cost of fractional aircraft shares sold increased to $18.0 million for the nine months ended March 31, 2007 from $14.2 million for the nine months ended March 31, 2006, due to an increase of 44% in the number of fractional shares sold to 444.5 fractional shares sold through the nine months ended March 31, 2007 from 308.5 fractional shares sold through the nine months ended March 31, 2006. The cost of flight operations increased 69.7% to $34.4 million for the nine months ended March 31, 2007 from $20.3 million for the nine months ended March 31, 2006, due to:

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

General and administrative expenses increased 18.6% to $11.8 million for the nine months ended March 31, 2007 from $10.0 million for the nine months ended March 31, 2006, due to:

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

Loss from operations was $15.3 million for the nine months ended March 31, 2006, an increase of 26% from $12.2 million for the nine months ended March 31, 2006 for the reasons set forth above.

Total other income and expense was $(2.5) million for the nine months ended March 31, 2007 compared to $(1.4) million for the nine months ended March 31, 2006, primarily due to a 36.3% increase in interest expense to $2.7 million for the nine months ended March 31, 2007 from $2.0 million for the nine months ended March 31, 2006. Interest expense increased $0.7 million due to an increase in the interest rate on Avantair’s line of credit and an increase in the balance outstanding on the Avantair’s line of credit.

Net loss increased to $(17.8) million for the nine months ended March 31, 2007 compared to $(13.6) million for the nine months ended March 31, 2006. The primary reason for the increase in the net loss is the loss from operations and the increase in total other expense discussed above.

Liquidity And Capital Resources

Avantair’s primary sources of liquidity have been cash provided by operations and cash provided from its debt facility with CNM, Inc. The balance outstanding under the debt facility was paid down to $10 million during the quarter ended March 31, 2007. This balance has been converted to a promissory note payable over 36 months with interest at 10% per year. Principal uses of cash are costs of operations and capital expenditures, principally deposits on fractional aircraft, the purchase of core aircraft and leasehold improvements. Cash generated by the business has not been sufficient to provide working capital to meet Avantair’s present requirements.

At March 31, 2007 and June 30, 2006 Avantair had a working capital deficit of $0.7 million and $27.3 million, respectively, and an accumulated deficit of $52.3 million and $34.5 million, respectively. These conditions, among other matters, raised substantial doubt about Avantair’s ability to continue as a going concern. On October 2, 2006, Avantair sold approximately 3.2 million shares of its Class A common stock and raised approximately $9.0 million. In addition, it borrowed $7.6 million from CNM, Inc. to finance its business in the near term. Avantair has continued to sustain operating losses during the period through the closing of the Acquisition on February 22, 2007, at which time Avantair gained access to the Trust Fund which contained approximately $38.8 million, including interest. Following the closing, these amounts have been used as follows:

•

Approximately $19.0 million of the funds deposited in the trust account was paid to CNM, Inc. to satisfy Avantair’s obligations under its Loan Agreement, dated October 2, 2006, and Revolving Credit Agreement, dated May 31, 2005, with CNM, Inc. which amount the Company has agreed to pay on the condition that the Acquisition is consummated;

•	Approximately $0.25 million to the Avantair stockholders who elected to exercise their conversion rights and receive their pro rata portion of the funds deposited in the trust account; and

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

Avantair’s primary growth strategy is to increase the number of available aircraft and fractional share owners. Avantair presently sources all of its aircraft from a single manufacturer and has contractual commitments to purchase these aircraft at wholesale pricing for an aggregate of approximately $286.2 million to this manufacturer through 2010 for the delivery of 53 additional aircraft. In addition, it has also entered into an agreement with another manufacturer to buy 20 additional aircraft for a total purchase price of $56 million. Other than the fixed price of each aircraft, those costs related to such growth will be variable, and the primary variable expenses that will be increased are pilot salary and expense, maintenance expense and fuel expense. All such expenses are expected to be covered by the sale of fractional shares and management fees. The cost of these aircraft is expected to be funded by pre-selling the fractional shares of each plane prior to such plane’s delivery or by Avantair raising additional capital. While Avantair intends to pursue potential acquisition opportunities, it has not entered into any material commitment to consummate any acquisition and it would be premature to estimate any potential costs related to any such acquisition. For the balance of the fiscal year 2007, Avantair anticipates it will incur $3,992,000 of Capital expenditures.

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

Net cash provided by investing activities was $0.6 million for the nine months ended March 31, 2007 compared to net cash used of $0.3 million used for the nine months ended March 31, 2006. The cash provided by investing activities during the nine months ended March 31, 2007 resulted from the sale of one of the aircraft held for sale. The cash used in investing activities during the nine months ended March 31, 2006 consisted mainly of capital expenditures related to leasehold improvements.

Net cash provided by financing activities was $28.3 million for the nine months ended March 31, 2007 compared to net cash used of $4.5 million used for the nine months ended March 31, 2006. During the nine months ended March 31, 2007, Avantair received an increase of $43.9 million in proceeds from the issuance of stock, an increase of $13.5 million in borrowings under long-term notes payable, an increase of $0.9 million in proceeds from borrowings under the line of credit, an increase in principal payments made on long-term notes payable of $12.6 million and an increase in the principal payments made on the line of credit of $22.8 million.

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

As of March 31, 2007, Avantair owes Wells Fargo Equipment Finance, Inc. an aggregate of $4.4 million pursuant to various notes payable. Avantair used the proceeds received pursuant to these notes to purchase four aircraft. The notes are payable in monthly installments ranging from $4,550 to $38,480 with interest rates ranging from 5.75% to 6.12% per year. The notes are collateralized by the aircraft. Avantair also has financed an aircraft maintenance program contract with Jet Support Services, Inc. in the amount of $3.5 million. The promissory note provides for seven monthly installments of $145,867, six monthly installments $52,532 and 47 monthly installments of $45,867, respectively, and interest is payable pursuant to the note at a rate of 7% per year.

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

AVANTAIR, INC.

Date: July 6, 2007	By:	/s/ STEVEN SANTO
Steven Santo
Chief Executive Officer (Authorized Officer and Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

32.1	Section 1350 Certification (Chief Executive Officer)	X

32.2	Section 1350 Certification (Chief Financial Officer)	X