Form 10-Q/A
period 2007-03-31
Avantair, Inc
filed 2007-08-08
CIK 1303849

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

AVANTAIR, INC.

FORM 10-Q

AVANTAIR, INC. AND SUBSIDIARY

(Formerly Ardent Acquisition Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2007	June 30, 2006
	(Unaudited)	(Note 1)
CURRENT ASSETS
Cash and cash equivalents	$13,527,449	$2,175,734
Accounts receivable, net of allowance for doubtful accounts of $600,000	4,562,471	1,935,501
Accounts receivable from vendor	820,714	856,775
Inventory	302,679	253,533
Property held for sale	4,531,014	7,870,300
Current portion of aircraft costs related to fractional sales	27,945,002	21,203,413
Current portion of notes receivable	1,122,503	1,672,481
Prepaid expenses and other current assets	442,632	80,419

Total current assets	53,254,464	36,048,156

AIRCRAFT COSTS RELATED TO FRACTIONAL SALES – NET OF CURRENT PORTION	65,639,127	43,251,783

PROPERTY AND EQUIPMENT – NET	11,643,943	4,835,743

OTHER ASSETS
Cash - restricted	1,632,710	—
Deposits	10,588,979	13,431,683
Deferred maintenance agreement	2,864,044	3,329,500
Notes receivable, net of current portion	1,579,325	2,921,163
Goodwill	1,141,159	1,141,159
Other assets	440,856	195,496

Total other assets	18,247,073	21,019,001

Total assets	$148,784,607	$105,154,683

See accompanying notes.

AVANTAIR, INC. AND SUBSIDIARY

(Formerly Ardent Acquisition Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	March 31, 2007	June 30, 2006
	(Unaudited)	(Note 1)
CURRENT LIABILITIES
Accounts payable	$9,189,293	$9,452,291
Accrued liabilities	3,223,342	1,947,338
Borrowings under line of credit	—	22,317,079
Customer deposits	360,050	580,989
Current portion of deferred revenue related to fractional aircraft share sales	31,342,223	25,205,020
Current portion of notes payable	4,008,477	4,400,293
Unearned management fee and charter card revenues	9,197,837	3,437,615

Total current liabilities	57,321,222	67,340,625

Notes payable, net of current portion	19,370,716	6,550,138
Deferred revenue related to fractional aircraft share sales – net of current portion	78,323,683	64,993,095
Deferred gain on sale and leaseback of asset	853,354	1,003,946
Other liabilities	519,413	297,486

Total long-term liabilities	99,067,166	72,844,665

Total liabilities	156,388,388	140,185,290

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $.0001 par value, 1,000,000 shares authorized ; none issued	—	—
Common stock, Class A, $.0001 par value, 75,000,000 shares authorized, 15,220,817 and 3,289,500 shares issued and outstanding	1,522	329
Common stock, Class B, non-voting, $10 par value, 1,250 shares authorized, 100 shares issued and outstanding	—	1,000
Paid-in capital	46,602,624	671
Accumulated deficit	(52,321,051)	(34,498,621)
Due from stockholder	—	(533,986)
Treasury stock, at cost, 315,178 shares	(1,886,876)	—

Total stockholders’ deficit	(7,603,781)	(35,030,607)

Total liabilities and stockholders’ deficit	$148,784,607	$105,154,683

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

See Accompanying notes.

AVANTAIR, INC. AND SUBSIDIARY

(Formerly Ardent Acquisition Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

	CLASS A COMMON STOCK		CLASS B COMMON STOCK		PAID-IN CAPITAL	DUE FROM STOCKHOLDER	ACCUMULATED DEFICIT	TREASURY STOCK	TOTAL STOCKHOLDERS’ DEFICIT
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, June 30, 2006	3,288,590	$329	100	$1,000	$671	$(533,986)	$(34,498,621)	$—	$(35,030,607)
Advances to stockholder	—	—	—	—	—	(118,339)	—	—	(118,339)
Reclass of stockholder advances to treasury stock	(178,471)	(18)	—	—	—	652,325	—	(652,307)	—
Redemption of Class A common stock	(136,707)	(14)	—	—	—	—	—	(499,986)	(500,000)
Redemption of Class B common stock	—	—	(100)	(1,000)	—	—	—	(734,583)	(735,583)
Sale of common stock (less $450,000 of costs) at $2.78 per share	3,237,410	324	—	—	8,549,676	—	—	—	8,550,000
Issuance of shares to members of management at fair value of $5.36 per share	474,000	47	—	—	2,542,353	—	—	—	2,542,400
Issuance of shares in connection with acquisition	8,400,000	840	—	—	34,634,353	—	—	—	34,635,193
Stock redemption in connection with acquisition	(64,550)	(6)	—	—	(362,126)	—	—	—	(362,132)
Issuance of shares to underwriters in connection with acquisition	200,545	20	—	—	1,070,890	—	—	—	1,070,910
Issuance of warrants at fair value of $0.78	—	—	—	—	156,000	—	—	—	156,000
Issuance of stock options to non-employee directors	—	—	—	—	10,807	—	—	—	10,807
									—
Net loss	—	—	—	—	—	—	(17,822,430)	—	(17,822,430)

Balance, March 31, 2007	15,220,817	$1,522	—	$—	$46,602,624	$—	$(52,321,051)	$(1,886,876)	$(7,603,781)

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

On October 2, 2006, the Company signed a definitive stock purchase agreement (the “Acquisition”) with Avantair Inc. (“Old Avantair”). The agreement, as amended on December 15, 2006, provided for Avantair to issue 6,684,822 shares of common stock to the stockholders of Old Avantair in exchange for all of the issued and outstanding shares of Old Avantair (the “Share Exchange”). The agreement also provided for the Company to issue to the stockholders of Old Avantair additional shares as follows:

•

At the end of the fiscal year ending June 30, 2007, if Cash Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) (EBITDA + non cash expenses), is greater than $6,000,000 for the fiscal year ending June 30, 2007, the Company will issue an aggregate of 954,975 shares of its common stock to Old Avantair stockholders.

•

At the end of the fiscal year ending June 30, 2008, the Company will calculate (based on its annual audited consolidated financial statements for such fiscal year) Cash EBITDA. If Cash EBITDA is greater than $20,000,000 for the fiscal year ending June 30, 2008, the Company will issue an aggregate of 4,774,873 shares of its common stock to Old Avantair stockholders.

•

If at any time prior to February 23, 2009, the closing trading price on the Over-the-Counter Bulletin Board (or on a national securities market on which the Company’s common stock is then quoted for trading) of the Company’s common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share, then the Company will issue an additional aggregate of 4,774,873 shares of its common stock to Old Avantair stockholders.

Additional shares issued as a result of achieving the targets referred to above will be accounted for in accordance with SFAS 123R where the fair value of shares issued will be charged to expense in the period when the achievement of the target is determined to be probable.

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

Fractional Aircraft Shares

The Company does not have vendor specific objective evidence to determine the fair value of each element and, as a result, has adopted the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) to account for the sale of fractional shares of aircraft. Accordingly, if the sales of the fractional share cannot be separated from the underlying maintenance agreement, the revenue is recognized ratably over the life of the maintenance agreement. The sales of the fractional shares of the aircraft are recognized as income over a five-year period. The period in which revenue is recognized will be evaluated on a periodic basis. Factors that will impact management’s assessment of the most appropriate period of revenue recognition will include, but not be limited to, customer turnover, terms and conditions of the related fractional share sale, maintenance arrangements as well as any other factor that could impact revenue.

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

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants is antidilutive due to the losses of the Company, they have been excluded from the Company’s computation of net loss per share for the nine months ended March 31, 2007 and 2006, respectively. Therefore, basic and diluted loss per share were the same for nine months ended March 31, 2007 and 2006. The total number of potentially dilutive securities excluded from the calculation of diluted loss per share for the nine months ended March 31, 2007 was 14,296,000 which was comprised of 14,146,000 warrants to purchase one share of the Company’s common stock and 150,000 outstanding options. There were no potentially dilutive securities outstanding during the nine months ended March 31, 2006.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

In fiscal 2006, the Company rented an aircraft hanger in Reno, Nevada from CNM Hanger, LLC (“CNM”), a former shareholder of the Company. The lease was terminated on October 1, 2006. Rent expense for the nine months ended March 31, 2007 and 2006 was $65,000 and $120,000, respectively.

During fiscal 2006, CNM, Inc. et. al. and Charles Matthewson filed an action (but did not serve) against the Company and its largest stockholder. The complaint alleged that the parties breached certain credit agreements owed the defendants $25,000,000 as a result of the alleged breach. On November 1, 2006 this litigation was dismissed without prejudice.

Included in cost of flight operations are costs for continuing education of customer-facing personnel including pilots, which have been paid to a company that is owned by the wife of the Company’s former Chairman. The payments made to this entity approximated $28,200 and $127,350 during the nine months ended March 31, 2007 and 2006, respectively. Effective September 30, 2006, this arrangement has been terminated.

The Company leased an apartment, which is owned by the former Chairman’s wife for use by Company personnel and clients. Rental payments of approximately $23,000 were paid to her for the nine months ended March 31, 2007. Effective September 8, 2006, the Company terminated the arrangement.

As a result of the relocation of the major business activities to Clearwater, Florida, the Company pays rent for the Chief Executive Officer’s living quarters in Florida. The amount of these rental payments approximate $13,800 for the nine months ended March 31, 2007.

On September 29, 2006, the Company entered into employment agreements with its Chief Executive Officer and Chief Financial Officer (“CFO”). The individual agreements are for three years and provide for aggregate compensation including bonuses of approximately $2.4 million over the term of the agreements.

        The Company leased a Socata TBM 700 aircraft from Aircraft Support, LLC (“Aircraft Support”). The CEO of the Company and the former Chairman owned all of the outstanding interests in Aircraft Support. The lease agreement provided for monthly payments of $23,000. Rental expense for the nine months ended March 31, 2007 was $138,000. On January 1, 2007, the Company acquired all the outstanding interest in Aircraft Support and assumed the outstanding debt obligation in the amount of $2.2 million. The fair value of the aircraft is equal to or greater than the debt assumed. The CEO and the former Chairman are guarantors on the related debt. Aircraft Support has no operations and its sole asset is the Socata TBM 700 aircraft. The Company has consolidated the results of Aircraft Support and all intercompany transactions have been eliminated.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Line of Credit

The Company has a financing arrangement with CNM. The borrowings under this arrangement bear interest at 3.75% over the one-month LIBOR rate per annum. The terms of the arrangement provide that the Company repay the borrowings under the line as fractional interests in aircraft are sold.

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

Upon adoption of the Plan the Company granted 150,000 options to certain non-employee members of the board of directors which resulted in $10,807 of share-based compensation expense during the three and nine months ended March 31, 2007, included in general and administrative expenses on the accompanying statement of operations. All options granted under the plan are accounted for in accordance with SFAS 123R.

A summary of options activity for the three months ended March 31, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options Outstanding as of December 31, 2006	—	$—	$—
Granted	150,000	5.34	4.35
Exercised	—	—	—
Forfeited and Expired	—	—	—

Options Outstanding, March 31, 2007	150,000	$5.34	$4.35

Exercisable, March 31, 2007	—	$—	$—

	Stock Options Outstanding				Stock Options Exercisable
Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$5.34	150,000	9.91	$5.34	—	—	—	$—	$—

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

NOTE 6 – CAPITAL STOCK

Effective September 8, 2006, the Company’s Chairman resigned. Upon his resignation, the former chairman and the Company entered into two transactions to reacquire the Company’s shares owned by the former chairman. One transaction entailed the Company’s repurchase of 178,471 shares of the Company’s common stock owned by the former chairman in exchange for the forgiveness of approximately $650,000 the former chairman owed the Company or a value of approximately $3.66 per share. The second transaction involved the Company’s repurchase of the remaining 136,707 shares of the Company’s common stock owned by the former chairman in exchange for a $500,000 note payable from the Company or a value of approximately $3.66 per share. Management and the former chairman negotiated the value of each transaction and mutually agreed to such values.

On October 2, 2006, the Company increased its authorized common stock, Class A, $10 par value from 1,250 shares to 10,000,000 shares. On October 2, 2006 the Company entered into an agreement to sell 3,237,410 shares of its Class A common stock in a private placement at $2.78 per share, of which 539,568 were sold to existing stockholders including members of management. The $2.78 price was determined through arms’ length negotiations with unrelated parties. In addition, the Company repurchased all of the outstanding Common stock, Class B shares for approximately $735,000.

In October 2006, the Company issued 474,000 fully vested shares of Class A, common stock to three members of its management team. The shares were valued considering the trading price of Ardent’s common stock at the date of issuance and the recent private placement. The company recorded a compensation charge of $2,542,400 as a result of the grant.

On October 2, 2006, the Company signed a definitive stock purchase agreement. The agreement, as amended on December 15, 2006, provided (upon the approval of its shareholders) for Ardent to issue 6,684,822, shares of common stock to the stockholders of the Company in exchange for all of the issued and outstanding shares of the Company. The agreement also provided for Ardent to issue to the existing shareholders of the Company additional shares in fiscal 2007 and fiscal 2008 if certain financial milestones are achieved. In addition, there will be shares issued to the existing stockholders of the Company if the future trading price of the stock meets certain criteria prior to February 23, 2009. Upon the closing of the transaction, 1,601,593 of shares of Ardent’s common stock included within the purchase price were transferred to an escrow agent to secure the indemnification obligations of the Company’s stockholders under the stock purchase agreement. The Acquisition has been treated as a reverse merger, equivalent to a recapitalization, considering the following: (i) The stockholders and management of Avantair will own a substantial portion of the equity of the combined company; (ii) The Board of Directors will be comprised of three individuals designated by Ardent’s initial stockholders and four individuals designated by Avantair’s stockholders, one of which individuals will be subject to the approval of Ardent’s initial stockholders; (iii) Avantair’s management will be responsible for carrying out its current business plan. Based on these factors, this transaction was accounted for as a reverse acquisition, equivalent to a recapitalization, through the issuance of stock by Avantair for the net monetary assets of Ardent. This transaction was approved by the shareholders of Ardent on February 22, 2007.

        In connection with the Acquisition on February 22, 2007, 64,550 shares were submitted for conversion into cash. The Company issued 200,545 shares of its common stock, par value of $.0001, to Early Bird Capital having a fair value of $1,070,910 in payment of an obligation incurred by Ardent and assumed by the Company upon the merger of the entities which is more fully described in Note 1.

On February 22, 2007, the stockholders approved a change to the Company’s authorized shares from 10,000,000 to 76,000,000 shares, of which 75,000,000 shares are common stock, par value of $.0001 per share, and 1,000,000 shares are Preferred Stock, par value of $.0001 per share. The condensed consolidated financial statements give effect to this change.

NOTE 7 – BRIDGE LOAN

On October 2, 2006 the Company and CNM and its principal stockholders entered into a revolving credit agreement (the “Agreement”) that provides for the Company to borrow $7,600,000 from CNM. This borrowing was conditional on the execution of a definitive stock purchase agreement with a public company, which occurred on October 2, 2006. The parties also agreed that upon the completion of the stock purchase agreement and approval of the proposed acquisition by the public company shareholders, the Company would repay a minimum of $19,000,000 of the borrowings under the revolving credit agreement. In addition, upon the execution of the stock purchase agreement, the outstanding balance after repayment of the $19 million, which may be no more than $10,000,000, will be converted into a term loan payable quarterly over three years and bearing interest at 10% per annum. The borrowings under the arrangement was collateralized by a first priority lien and security interest in all of the Company’s assets.

Under the agreement, the Company also has agreed to provide the principal stockholder of CNM 100 hours use of its aircraft over the three-year period. The fair value of aircraft usage of approximately $200,000 was accrued and will be amortized to interest expense over the life of the remaining debt under a method that will produce a constant periodic rate of return. In the nine months ended March 31, 2007, CNM used approximately 12.8 hours at an internal cost of $12,236.

Per the terms of the Agreement, upon the completion of the Acquisition the Company repaid approximately $19 million of the borrowings under the revolving credit agreement with CNM. In addition, upon the execution of the Acquisition, the balance outstanding of approximately $7 million was converted into a term loan payable quarterly over three years and bearing interest at 10% per annum. The Company accounted for this conversion in accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” (“EITF 96-19”) The conversion was not deemed to be a substantial modification as defined by EITF 96-19, and accordingly, no adjustment to the condensed consolidated financial statements was deemed necessary.

NOTE 8 – WARRANTS

At the time of the Acquisition on February 22, 2007, the Company issued 200,000 fully vested warrants to the CFO. At the date of grant, the warrants were trading in the public market at a price of $0.78. The difference between the market trading price of $0.78 and the $0.01 purchase price per warrant is $0.77 which yields a total of $164,000 of value for the 200,000 warrants. The Company recognized $154,000 as a compensation charge in the nine months ended March 31, 2007. In addition the company issued 146,000 warrants to a financial advisor in connection with the closing of the Acquisition. These warrants were Ardent’s obligation and accordingly the company recorded this as an offset to additional paid-in-capital.

Warrants to purchase common stock consist of the following:

	Warrants	Exercise Price	Expiration
Balance July 1, 2006	—	—	—
Warrants carried forward in connection with Acquisition	13,800,000	$5.00	2/23/2009
Warrants issued to financial advisor in connection with the merger	146,000	$5.00	2/22/2011
Warrants issued to officer	200,000	$5.00	2/22/2012

Total March 31, 2007	14,146,000

NOTE 9 – SUBSEQUENT EVENTS

On May 18, 2007 the Company granted an aggregate of 214,000 shares of restricted stock to its executive officers and employees. The fair value of the restricted stock grants in the amount of approximately $1 million will be recorded in accordance with SFAS 123R and the related compensation expense will be charged to operations on a ratable basis over the service period of three years.

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

Avantair recorded goodwill of $1,141,159 representing the cost in excess of the fair value of net assets acquired of Skyline. Under Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized for financial reporting purposes but is reviewed annually for impairment. Goodwill is being amortized by Avantair for tax reporting purposes over 15 years. The Company’s goodwill impairment test, used to identify potential impairment, compared the fair value of reporting unit (the Company) with its carrying amount, including goodwill (the Company’s book value). In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets to be held-and-used for impairment periodically or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

In preparing its impairment analysis for the year ended June 30, 2006 the Company derives fair value based on two approaches:

•

Market prices. The Company had entered into negotiations in April 2006 for a transaction with Ardent Acquisition Corporation which placed the fair value of the Company at approximately $59 million (11 million shares x $5.40 per share based on the quoted market price of Ardent’s common stock during April 2006). The $59 million fair value of the Company was in excess of the Company’s book value of approximately $(36) million at June 30, 2006.

•	Cash flow projections. Certain key assumptions used in preparing the cash flow projections, included:

•

The overall basis for management’s cash flow assumptions and conclusions are based on the fact that the Company’s revenue is contractual and therefore management can predict future management fee revenues with some certainty. The model is based on the premise that for every plane sold the Company will increase management fees by an agreed upon amount per plane. When the Company gets to a certain aircraft fleet size, the management fee income will then exceed all fixed and variable costs.

•

The Company expected to receive delivery of 15 planes in the next 12 months and expected to fully sell the fractional shares with respect to those planes prior to or contemporaneous with the receipt of the planes which would produce a cash flow improvement.

As a result of the analyses, no impairment charges were required for goodwill or other long-lived assets during the year ended June 30, 2006.

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

Avantair’s primary sources of liquidity have been cash provided by operations, cash provided from its debt facility with CNM, Inc, and cash provided by the sale of its common stock. Principal uses of cash are capital expenditures, principally the purchase of core aircraft and leasehold improvements. At June 30, 2006 Avantair had a working capital deficit of approximately $31.3 million. Approximately $4.0 million of this deficit is attributable to the classification of aircraft costs related to fractional sales net of deferred revenue related to fractional aircraft share sales which does not have an impact on working capital as cash is received when an aircraft fractional share is sold. On October 2, 2006, Avantair sold approximately 3.2 million shares of its Class A common stock and raised approximately $9.0 million. In addition, it borrowed $7.6 million from CNM. For the nine months ended March 31, 2007, net cash used in operating activities totaled approximately $17.0 million compared to net cash provided by operating activities of approximately $5.0 million for the nine months ended March 31, 2006. The cash used in operating activities during the nine months ended March 31, 2007 resulted primarily from a $17.8 million net loss from operations for the nine months ended March 31, 2007, compared to a net loss from operations of $13.6 million for the nine months ended March 31, 2006. This use of cash was also attributable to a decrease of $9.7 million in aircraft costs related to fractional aircraft sales (net of the deferred revenue related to fractional shares sales).

Avantair is aware of the existence of material weaknesses in the design and operation of Avantair’s internal control over financial reporting that could adversely affect its ability to record, process, and summarize and report financial data consistent with the assertions of management in the financial statements. The material weakness first began with the independent audit of the fiscal years June 2004, 2005 and 2006. The auditors’ letter on material weakness states the following:

•	Avantair’s accounting files for fiscal 2004 were incomplete, which required significant modifications of accounting data for that period.

•

Costs of fractional shares and revenue on certain contracts during the years ended June 30, 2006, 2005 and 2004 were not recognized properly due to errors made on the electronic worksheets for reporting this information.

•	There is insufficient number of accounting staff with the appropriate level of knowledge, which contributed to errors and deficiencies in financial reporting and disclosures.

Avantair has addressed the concerns stated in the auditor letter on internal controls and made appropriate changes to remedy concerns over internal controls and reduce or eliminate the possibility of a misstatement of the Avantair’s financial statements. The actions taken include the hiring of a Chief Financial Officer, Assistant Controller and a Director of Financial Transactions. In addition, Avantair has modified its business processes to include enhanced controls over its core processes. Avantair continues to educate the senior accounting staff on the requirements of Section 404 of the Sarbanes-Oxley Act.

Management will make its evaluation of our disclosure controls and procedures as of June 30, 2007.

During fiscal 2007, Avantair has:

•	designed a process to record the sale of fractional shares and implemented a monthly and quarterly review of its calculation for recognizing revenue on fractional shares;

•	implemented a new expenditure and authorization process and a cash receipts process that will improve accuracy and internal controls;

•	hired additional accounting personnel with the appropriate level of knowledge to process our monthly transactions and close; and

•	utilized the services of BISYS Private Equity Services which provides consulting services to Avantair on complex accounting issues and financial reporting matters.

In fiscal 2008, Avantair will implement a new back-office accounting software package which will further improve the accounting process and related internal controls.

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

At March 31, 2007 and June 30, 2006 Avantair had a working capital deficit of $4.1 million and $31.3 million, respectively, and an accumulated deficit of $52.3 million and $34.5 million, respectively. Approximately $3.4 million and $4.0 million of the deficit at March 31, 2007 and June 30, 2006, respectively, is attributable to the classification of aircraft costs related to fractional sales net of deferred revenue related to fractional aircraft share sales which does not have an impact on working capital as cash is received when an aircraft fractional share is sold. These conditions, among other matters, raised substantial doubt about Avantair’s ability to continue as a going concern. On October 2, 2006, Avantair sold approximately 3.2 million shares of its Class A common stock and raised approximately $9.0 million. In addition, it borrowed $7.6 million from CNM, Inc. to finance its business in the near term. Avantair has continued to sustain operating losses during the period through the closing of the Acquisition on February 22, 2007, at which time Avantair gained access to the Trust Fund which contained approximately $38.8 million, including interest. Following the closing, these amounts have been used as follows:

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

AVANTAIR, INC.

Date: August 8, 2007	By:	/s/ STEVEN SANTO
Steven Santo
Chief Executive Officer (Authorized Officer and Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

32.1	Section 1350 Certification (Chief Executive Officer)	X

32.2	Section 1350 Certification (Chief Financial Officer)	X