Form 10-K
period 2007-06-30
Avantair, Inc
filed 2007-09-27
CIK 1303849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: June 30, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 000-51115

Avantair, Inc.

(Exact Name of registrant as specified in its charter)

Delaware	20-1635240
(State of Incorporation)	(I.R.S. Employer I.D. Number)

4311 General Howard Drive Clearwater, Florida	33762
(Address of principal executive offices)	(zip code)

727 539 0071

(Registrant’s Telephone Number, Including Area Code)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer   ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2007, the aggregate market value of the common stock held by non-affiliates of the Registrant was $78,387,207. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of September 21, 2007 there were 15,220,817 shares of Common Stock, $.0001 par value per share, outstanding.

CERTAIN DEFINITIONS

Unless the context indicates otherwise, the terms “Avantair”, “the Company”, “we”, “our” and “us” refer to Avantair, Inc. and, where appropriate, its subsidiary. The term “Registrant” means Avantair, Inc.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

We believe that some of the information in this document constitutes forward-looking statements. You can identify these statements by forward-looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intends,” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations; contain information which could impact future results of operations or financial condition; or state other “forward-looking” information.

We believe it is important to communicate our expectations to the Avantair stockholders. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors and cautionary language discussed in this document provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by Avantair in its forward-looking statements, including among other things: negative cash flow and losses; reliance on a limited number of suppliers; continued compliance with government regulations and changes in government regulations; legislation or regulatory environments, requirements or changes affecting the businesses in which Avantair is engaged; actions by competitors; Avantair’s dependence on its key management personnel; fluctuations in fuel costs; and general economic conditions.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document.

All forward-looking statements included herein attributable to Avantair or any person acting on Avantair’s behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, Avantair undertakes no obligations to update these forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

i

PART I

Item 1. BUSINESS

Overview

Avantair, Inc. is engaged in the sale and management of fractional ownerships of professionally piloted aircraft for personal and business use. According to AvData, Avantair is the fifth largest company in the North American fractional aircraft industry. As of June 30, 2007, Avantair operates 36 aircraft with 69 additional aircraft on order and one additional aircraft which has been delivered to Avantair but has not yet received full FAA clearance to commence operations. Its fleet currently consists exclusively of Piaggio Avanti P-180 turboprops, and 49 of the current orders are for that aircraft. In addition, on October 17, 2006, Avantair announced orders for 20 Embraer Phenom 100 aircraft. The Phenom 100 is in the Very Light Jet category of business jets, with the largest cabin in the category. Avantair will take delivery of its first Phenom 100 in 2009. Avantair was incorporated July 11, 2003 in the State of Nevada.

Avantair currently derives revenues from two primary revenue streams: sales of fractional aircraft shares and monthly management fees. Avantair generates approximately 90% of its revenues from the sales of fractional aircraft shares and monthly management fees associated with such shares, which represented $29.7 million and $38.8 million, respectively, during fiscal 2007.

Avantair is in the process of developing a new revenue stream from fixed base operations “(FBO)”. As an FBO, Avantair will provide fuel, maintenance and refurbishment services, hangar rental, office space rental and other services to aircraft owners. Historically, Avantair has leased the premises in which the FBO is located, but may consider purchasing real estate in connection with FBO facilities it may open or acquire in the future. Avantair believes that the FBO will also allow it to lower operating costs for its fractional aircraft. Since it provides a more geographically diverse base of operations, Avantair believes that the FBO business will allow it to reduce its repositioning costs by providing additional maintenance, cleaning and fueling facilities. Avantair believes that maintaining FBOs will allow it to capitalize on both internal and industry growth since Avantair will provide these services not only to aircraft in the Avantair fleet, but also to other operators, particularly those flying aircraft in the very light jet market. Avantair operates one FBO facility in Camarillo, California. In addition, Avantair is presently in discussions to add an FBO in Caldwell, New Jersey and has identified other possible locations for future potential expansion. However, there can be no assurance that Avantair will consummate the acquisition of any of these other possible locations.

Recent Developments

On October 2, 2006, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with certain stockholders and a letter agreement with other stockholders of Old Avantair, Inc., a Nevada corporation, (which we refer to as “Old Avantair”), pursuant to which we agreed to acquire all of Avantair’s issued and outstanding capital stock from its stockholders (referred to herein as the “Reverse Merger”). The stock purchase agreement was amended on December 15, 2006. We refer to the amended stock purchase agreement and the letter agreement together as the Stock Purchase Agreement. On February 22, 2007 the shareholders voted in favor of the transaction.

Under the terms of the Stock Purchase Agreement, in consideration for 6,684,822 shares of Old Avantair’s outstanding capital stock, 6,684,822 shares of common stock were issued to the Old Avantair stockholders. At that time, a total of 64,550 shares of common stock were submitted for conversion to an amount equal to the cash in the Trust account. Old Avantair’s stockholders are also eligible to receive contingent deferred purchase price payments based on our post-closing financial performance (on a consolidated basis) during the fiscal years ending June 30, 2007 and June 30, 2008. At the end of each of these fiscal years, we will calculate (based on our annual audited consolidated financial statements) our net income or loss, plus (i) interest expense, (ii) total taxes paid or payable, and (iii) depreciation and amortization expense, all as determined on a consolidated basis in accordance with generally accepted accounting principles, but subject to certain adjustments described in the Stock Purchase

Agreement. The Company results did not meet the requirement for the year ended June 30, 2007 and therefore these shares were not issued. If this calculated amount is greater than $20,000,000 for the fiscal year ending June 30, 2008, we will issue to Old Avantair’s stockholders an aggregate of 4,774,873 additional shares of our common stock. In addition, if at any time after the closing of the Reverse Merger, but prior to February 23, 2009, the closing trading price on the Over-the-Counter Bulletin Board (or on a national securities market on which our common stock is then quoted for trading) of our common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share, then we will issue to Old Avantair’s stockholders an aggregate of 4,774,873 additional shares of our common stock. The full text of the stock purchase agreement and the letter agreements can be found in Exhibits 2.1 and 2.2 of our Current Report on Form 8-K, filed on October 4, 2006, and the full text of the amendment to the stock purchase agreement can be found in Exhibit 2.1 of our Current Report on Form 8-K, filed on December 20, 2006.

Concurrent with the closing of the Reverse Merger, the size of our board of directors was increased to seven members. The Old Avantair’s stockholders had the right to nominate four members of our board of directors, one of whom was subject to the approval of our initial stockholders. Our initial stockholders had the right to nominate three members of our board of directors. Barry J. Gordon was named our non-executive Chairman.

In connection with a separate (but related) transaction, Old Avantair entered into an investors rights agreement (we refer to this as the Investors Rights Agreement) under which Old Avantair agreed with certain of its stockholders to cause us to file a registration statement within 60 days following the closing of the Reverse Merger, and to file “shelf” registration statements within 60 days following the issuance of the contingent deferred purchase price payments described above. If we do not timely file any of these registration statements, then, on the 60th day after the issuance of such shares and for each 30-day period thereafter that the applicable registration statement remains unfiled, Avantair will issue warrants (exercisable at $5.00 per share) to the Old Avantair stockholders eligible to participate in such registration statements in an amount equal to 2% of their initial investment in Avantair. In the Stock Purchase Agreement, we acknowledged that we will comply with these obligations. The full text of the Investors Rights Agreements is Exhibit 10.1 of our Current Report on Form 8-K, filed on December 20, 2006.

At the closing of the Reverse Merger, certain of Avantair’s stockholders (who received in the aggregate approximately 51% of the shares of our common stock issued at the closing) agreed to restrictions on their ability to sell certain of these shares of our common stock. These restrictions prohibit sale of such shares by most of these Avantair stockholders until the second anniversary of the closing of the Reverse Merger.

On October 2, 2006, we entered into a loan agreement (which we refer to as the Loan Agreement) by and among us, Old Avantair and CNM, Inc. Under the Loan Agreement, CNM, Inc. loaned to Old Avantair an additional $7,600,000 under the terms of a revolving credit agreement dated May 31, 2005 between Avantair and CNM, Inc (which we refer to as the Revolving Credit Agreement). Pursuant to the Loan Agreement in February, 2007, Avantair repaid to CNM, Inc. $19,068,144. Following this payment, the remaining outstanding balance owed to CNM, Inc. under the Revolving Credit Agreement was converted into a term loan, repayable by Avantair in 36 equal monthly installments and accruing interest at the rate of 10% per annum.

On February 22, 2007, after the required approval by our stockholders, the Reverse Merger was consummated. A total of 64,550 shares of common stock were submitted for conversion into cash from the Trust. In addition, contemporaneous with the closing, Old Avantair issued 200,545 shares of its common stock and 146,000 warrants to EarlyBird Capital, Inc. as a consulting fee.

Industry Overview

Fractional aircraft ownership provides customers with the convenience and flexibility of private air service without the more significant costs associated with sole ownership of an aircraft. Commercial flight delays can be costly and tiresome, commercial hubs are increasingly crowded, major commercial airports may be far from final destinations and commercial air travel is increasingly subject to threats and security-related inconveniences. Attempting to divide the use of a plane among multiple parties to maximize its value can be logistically challenging. For businesses and high net worth individuals, fractional ownership often offers a balance between convenience and cost.

A fractional aircraft company assembles a fleet of planes with each of these planes available for a certain number of revenue generating flight hours per year. Those hours are then divided into partial ownership shares and these partial ownership shares are sold to individuals and businesses. Avantair’s customers typically purchase one-sixteenth or one-eighth shares in an aircraft although in some cases the purchases are one-quarter shares or more. The purchase of a one-eighth share means that the owner will pay approximately one-eighth of the aircraft retail price initially and receive one-eighth of the total number hours of flying time per year for the life of the contract (typically five years). An Avantair fractional share owner agrees to pay Avantair an additional predetermined monthly fee to cover the various costs of maintaining and operating the aircraft. Avantair is responsible for all of these services. The fractional shareowner contacts Avantair’s flight scheduling personnel to schedule use of the plane.

According to AvData, the North American fractionally owned aircraft fleet has grown from 8 aircraft in 1986 to an aggregate of 963 aircraft as of August 2006, and the number of fractional share owners has grown to 5,902 in that same period. According to AvData, there are only five companies which have 3% or more of the total market for fractional aircraft, based upon the units in operation - NetJets, Flight Options, FlexJet, CitationShares, and Avantair, with NetJets having a market share of approximately 50% and Avantair’s three largest competitors having a combined market share of over 80%. Avantair has a market share of approximately 3%.

The general aviation industry builds and sells aircraft ranging from single passenger, single engine propeller planes to multimillion dollar transoceanic jets costing $50 million or more. The fractional aircraft industry has primarily concentrated on the middle to upper end of that market. Most fractionally owned aircraft have a capacity of between four and seven passengers and a minimum range of 1,250-1,500 nautical miles. The list prices of these types of aircraft are generally $5 million to $50 million. There are numerous manufacturers and models in most categories of aircraft. Both providers of fractional aircraft shares and purchasers of these shares consider the choice of aircraft based upon a variety of factors including:

•	price;

•	availability;

•	operating costs;

•	reliability;

•	speed;

•	range;

•	cabin size and features;

•	safety features and record;

•	efficiency;

•	maintenance cost;

•	manufacturer; and

•	runway requirements.

Other than NetJets, all of Avantair’s principal competitors are owned by aircraft manufacturers, which have resulted in their fleets being largely comprised of aircraft built by their respective parent companies. Avantair, however, is not owned by any manufacturer, giving it a greater level of flexibility than most of its competitors.

Fractional operators must have a sufficient number of aircraft in the fleet to provide the service required. Since fractional share buyers desire to enter the program as soon as possible after purchasing shares, operators are obligated to provide access to aircraft when the shareowner requests it. If the operator does not have ample capacity available, it must charter that capacity, a practice that can be very costly. As a result, fractional operators tend to place orders for aircraft in advance, and only sell shares within a few weeks prior to taking delivery of the aircraft. Fractional operators may also offer card programs, which provide a certain number of flight hours to be used during a specific period of time, generally one year.

The capital requirements of the fractional aviation business are less intensive than other segments of the aviation industry. Ordering aircraft requires the operator to place deposits well in advance of receiving its planes. Progress payments are made as certain milestones are achieved. The amounts of the deposits and progress payments are a function of several factors including the price of the underlying plane, the creditworthiness of the buyer, and the time until delivery. The majority of the payments are generally made upon delivery. In normal practice, however, the fractional operator sells the plane in advance, so that the title transfers to the fractional shareowner within hours or days after title transfers from the manufacturer to the fractional operator. As a consequence, the fractional operator receives the funds from the share owners virtually at the same time as the bulk of the payments are paid to the manufacturer.

How Avantair’s Fractional Ownership Program Works

Each of Avantair’s current aircraft is available to fractional owners for a total of 800 flight hours per year. Those hours are then divided into blocks of ownership, beginning at fifty hours per year (a one-sixteenth share of the aircraft), and these partial ownership shares are sold to buyers. As of June 30, 2007, a share of an aircraft currently can be purchased from Avantair starting at $415,000 for a one-sixteenth share. Purchase prices for larger interests are slightly discounted. Each fractional owner must enter into a Management and Cross Lease Agreement with Avantair as part of the purchase of shares in an Avantair aircraft. As of June 30, 2007 a monthly management fee of $8,900 is assessed per one-sixteenth share owned. This fee covers any direct costs in operating and maintaining the aircraft, other than fuel surcharges which are based on actual aircraft usage. This is unlike other fractional programs, which generally charge fractional owners an occupied hourly rate for use of the aircraft. All programs have fuel surcharges, but due to the efficiency of the Avanti and the way Avantair calculates its management fee, Avantair’s surcharges tend to be less than those charged by its competitors. Any landing fees, excess catering fees, applicable international fees and taxes are billed to the owner. Monthly fees are adjusted upwards on each anniversary date by the greater of either the current Consumer Price Index or a percentage ranging from 3.0% to 3.5%, but will not exceed the then-current rate offered to new share owners.

Each fractional owner is allocated a certain number of flight hours per year based on the size of their ownership share. The owner may exceed the number of annual allocated hours by up to 20%, to the extent that the owner did not use all of their allocated hours in the prior year and/or as an advance use of the next year’s allocated hours.

Each share owner owns an “undivided interest” that cannot be affected or encumbered by the financial actions of other owners. In order to avoid scheduling conflicts, each share owner throughout Avantair’s fleet agrees to trade off use of such owner’s airplane with the other share owners in the fleet. Avantair must move planes to the necessary destinations to meet the fractional owners’ needs. Avantair keeps a certain number of core aircraft in the fleet in order to have enough planes to meet demand.

Aircraft Usage and Scheduling

A fractional share owner is required to provide a minimum of 24 hours notice to Avantair prior to the scheduled take-off time when scheduling the first leg of a trip during non-peak travel times. During peak travel times, requests for use by owner of an aircraft must be made at least 72 hours prior to the scheduled departure date of the first leg. No later than January 1st of each year, Avantair will notify all of its fractional owners of a list of the year’s peak travel days, which will not exceed 25 days.

For all flights outside of the Primary Service Area, which is comprised of the continental United States, certain airports in the Bahamas and Cabo San Lucas, fractional owners must request an aircraft at least 7 days prior to the scheduled date of the first leg of the trip. All such requests are filled on a first-come first-served basis, provided that, for each such request, the fractional owner has provided sufficient information regarding the trip to enable Avantair to schedule the trip.

The Avantair Card Program

In 2006, Avantair introduced a card program that allows a purchaser to access Avantair’s aircraft for 15 or 25 hours of flight time without the requirement to purchase ownership shares in an aircraft. The card holder purchases the entire card amount in advance and receives the same service as a fractional owner. After the card holder has exhausted the hours purchased, the holder has no further obligations to Avantair. The program offers an option for individuals and businesses seeking to experience fractional ownership. Avantair’s management considers its card program to be an effective means of introducing potential purchasers to its fractional ownership program. As of June 30, 2007 Avantair’s card program is priced at $70,000 for a 15 hour card and $105,000 for a 25 hour card.

Chartering

Whenever possible, Avantair will schedule an aircraft from its fleet for each request for use by a fractional owner. In the event that none of Avantair’s aircraft are available, Avantair will charter a comparable aircraft for use by the owner, provided that the fractional owner has complied with all applicable notice requirements and all other program provisions. Avantair will only charter aircraft that satisfy the Aviation Research Group US (ARG/US) Gold or Platinum rating.

Expiration of the Program

Upon the expiration of the term of Avantair’s agreement with a fractional owner, the owner shall have the option to (i) sell the owner’s interest in the aircraft and cease to participate in the Avantair program, (ii) sell this interest and purchase an interest in another aircraft that participates or will participate in the Avantair program or (iii) retain this interest and renew their participation in the program.

Sales and Marketing

Avantair targets customers based on demographic data, including net worth, household income, job title and age.

Avantair uses a variety of methods to market and advertise its fractional ownership program, including print advertising, direct mail, trade events, web site and online and referral incentives. In fiscal 2007, approximately half of Avantair’s marketing budget was allocated to print advertising. Advertising placement is based on historical data and demographics.

Avantair’s direct mail advertising consists of several mailings and e-mailings per year to targeted prospective customers. Avantair also participates in live events, including events at fixed base operators attended by owners and prospective owners. The events are targeted geographically and often timed to coincide with trade shows and other industry events to reduce the cost to Avantair.

As part of its marketing, Avantair maintains a web site at www.avantair.com. All of Avantair’s collateral and print marketing materials, direct mail, email and video materials direct prospective buyers to its web site.

Public relations efforts are driven by editorial opportunities and news pitches to key editors. Recent editorial placements include magazines such as Robb Report, Golf Digest and Business Week, as well as travel and aircraft industry publications. An owner newsletter, Contrails, is published quarterly with pertinent news, purchase reinforcement and any new programs. Contrails is also placed in packages that are sent to prospects at first inquiry into the fractional program.

An important element of Avantair’s marketing strategy is referral incentives. Approximately 30% of new share sales during 2005, 2006 and 2007 have been generated from referrals from existing share owners. Under Avantair’s referral incentive program, a fractional owner who refers a customer to Avantair receives two additional allocated hours of flight time.

One internal measurement used to assess future sales is leads generated by both the sales force and the other marketing methods described above. The number of Avantair’s sales leads has nearly doubled over the past year. While many leads do not turn into sales, they provide the basis for future sales. Another important indicator is demonstration flights. A very high percentage of potential buyers of shares will request a demonstration flight on one or more aircraft types and on one or more products from different fractional operators. Avantair’s demonstration flights cost the potential buyer approximately $3,000 per hour, with the owner receiving credit for two hours of flight time if a share or shares are ultimately bought. Avantair’s management believes that in excess of 80% of demonstration flights convert into sales of fractional shares.

Avantair’s sales department is comprised of a vice president of sales and regional sales directors supported by a sales department and a marketing department. Avantair’s sales staff is compensated with a base salary plus commissions.

Fleet and Geographic Scope

Avantair’s fleet currently consists of 36 aircraft, including four planes that Avantair operates as core aircraft to provide additional capacity and one additional aircraft which has been delivered to Avantair but has not yet received full FAA clearance to commence operations. Currently, all of the fractional aircraft in Avantair’s fleet are Piaggio Avanti P-180 turboprops. In addition, on October 17, 2006, Avantair announced orders for 20 Embraer Phenom 100 aircraft. The Phenom 100 is in the Very Light Jet category of business jets, with the largest cabin in the category. Avantair will take delivery of its first Phenom 100 in 2009.

Avantair has focused its sales efforts to date in two geographic regions - the East Coast and Southern California. Over the last six months, Avantair’s customer base and flight time has increased significantly on the West Coast. Currently, the top 100 city pairs most frequented by Avantair’s customers show the East Coast region at 52% and the West Coast region at 39%. This geographical breakdown makes it more effective for Avantair to position aircraft on the West Coast where they will be utilized for occupied hours on a consistent basis, which reduces the need to frequently reposition aircraft across the country. A fractional owner is entitled to board a plane at the location of his/her choosing. The costs of moving a plane, or repositioning it, are borne by Avantair. These costs have been very significant due to fuel, pilots and crew and maintenance costs arising from increased overall usage of the aircraft. As the number of planes in Avantair’s fleet increases, Avantair believes that the relative amount of repositioning should decline. As the size of Avantair’s fleet reaches a critical mass, aircraft will be domiciled in strategic locations based on travel patterns. Those locations are frequently determined through the usage of a software optimization program. In addition, Avantair incurs costs associated with pilots and crew, such as transportation to flight departure locations, per diems, meals and hotel expenses. As Avantair’s fleet expands, crews will be domiciled in cities frequented by fractional owner flights. This presents an opportunity for Avantair to leverage more favorable discounts for air and hotel due to volume, as well as making more efficient use of pilot and crew work hours.

Avantair believes that operating a very limited number of aircraft models provides it with cost and operating advantages relative to other fractional aircraft operators that may operate as many as 26 different aircraft models. Among the advantages of operating a limited number of aircraft models are:

•

Maintenance - Reduces costs of repair and maintenance by enabling nearly every member of Avantair’s maintenance staff to service all of its aircraft, plus reduced repositioning of an aircraft results in fewer flight hours and therefore less frequent maintenance;

•

Pilot Training - Pilots need to be certified for a given aircraft model, therefore the operation of a limited number of models means that nearly all employed pilots are available to operate any aircraft in the fleet. Avantair contracted with “Flight Safety” for a period of 5 years for pilot training on their Piaggio Avanti flight simulator. The contract and associated pilot training began in January 2007. This simulator will enable significant pilot training without the use of actual aircraft, and will therefore increase available flight hours for Avantair’s aircraft by an estimated 1,800 hours annually and reduce fuel, maintenance and insurance costs associated with Avantair’s internal use of its aircraft for training purposes.

•

Inventory — Fewer parts need to be inventoried which reduces the overall cost of inventory. Due to the uniformity of the fleet, Avantair is exposed to lower capital investment and inventory due to interchangeability of parts and the greater ease of troubleshooting.

Avantair is the exclusive fractional operator in North America of the Piaggio Avanti P-180 aircraft. The Piaggio Avanti has a unique design that uses forward wing technology which the Company believes allows it to both provide the fastest speed of any turboprop and yet have an unusually large cabin relative to aircraft in its category. The Piaggio Avanti also compares favorably to light jets as the Piaggio Avanti has the lowest fuel usage in the category. This aircraft also allows access to a greater number of airports than most of the jets in its category since it has the capability to land on shorter runways.

The Piaggio Avanti has several very attractive features to fractional shares owners:

•	Stand-up Cabin - A stand-up cabin and a private lavatory, which is unique in its category.

•	Flying Capacity - Ability to fly 1,300 nautical miles with five passengers, luggage and a full fuel load.

•	Speed - Fastest turboprop manufactured, with jet-like speed of 458 mph.

•	Runway capability - Ability to land on shorter runways allowing access to a greater number of airports.

•	Comfortable Ride - Sound dampening interior and rear mounted props, which help deliver a quiet ride.

•

Safety - Since its introduction in 1989, there has not been a fatal accident involving a Piaggio Avanti P-180. In addition, the Avanti’s wing design reduces the effects of turbulence and its de-icing system reduces the impact of inclement weather on aircraft operation.

The pricing structure afforded by utilizing the Piaggio Avanti allows Avantair to attract a customer desiring quality at a lower price point. Offering the cabin cross section of a mid-size aircraft and fuel efficiency of a turboprop, along with no hourly fees, allows Avantair to lower the cost of fractional ownership to a broader range of consumers.

Flight Operations

Avantair’s Operations Control Center is made up of four departments that all play a role in a fractional owner’s trip from the first phone call to completion of the trip at the final destination:

•	Owner Services

•	Pilot Services

•	Flight Specialist

•	Flight Following.

After a fractional share is sold to a customer, a fractional owner is assigned an Owner Services team. This team assists the fractional owner in scheduling flights and making necessary arrangements based on the owner’s flight requirements, including coordinating with Avantair’s Operations Control Center.

The flight scheduling process begins when a fractional owner contacts the owner’s Owner Services team. When a fractional owner contacts Avantair to schedule a flight, an assigned Owner Services team member handles the request. The team member will ask for all details of the proposed trip, including airport of departure and arrival as well as FBO preference. This department also handles any ground transportation and/or catering orders.

The trip request is subject to an approval process with the Flight Specialist. After approval, the trip is entered into Avantair’s FlightOps computer system by Owner Services. The trip request is then delivered to the fractional owner for approval. This is used as a quality control so that Avantair is sure it has all the correct details of the fractional owner’s trip. After a signed confirmation is received from the fractional owner, Owner Services will confirm this trip reservation in FlightOps. The night before and the morning of the trip, Owner Services reconfirms all ground and/or catering requests for quality control.

The day before the trip, the flights will be assigned to an Avantair aircraft by the Flight Specialist. The Flight Specialist then confirms the availability and location of the aircraft for the next day in an effort to ensure that the fractional owner gets the optimal schedule with the least amount of repositioning time. This confirmation process also takes into consideration the crew duty, rest and flight time regulations.

The job of Pilot Services is to schedule pilots for flights and arrange accommodations for pilots away from their base of operations. Pilot Services is also responsible for the crew scheduling of all aircraft.

Flight Following tracks all current flights that are in progress through direct contact with the crew and through FlightOps. Flight Following monitors weather conditions and other situations which may lead to delays, and works with the flight crews and the Operations Control Center to resolve delays as quickly as possible.

Pilot Hiring and Training

Avantair selects and hires pilots based on a detailed screening process, including interviews, assessments of the candidate’s knowledge of Avantair’s aircraft, applicable regulations and flight skills, and background checks. All pilots are initially hired into first officer positions. Minimum requirements for initial hires include:

•	2,500 hours of total flight time;

•	1,000 multi-engine flight hours; and

•	250 hours of flight hours within the previous 12 months.

All pilots must complete FAA required and approved ground and flight training prior to flying any flight leg for any of Avantair’s fractional owners. Further, all of Avantair’s pilots must fulfill ongoing training requirements. Avantair’s pilots each have an average of over 6,200 hours of total flight time.

Aircraft Maintenance

Avantair aircraft maintenance follows an inspection schedule based on the number of hours flown set forth by the aircraft manufacturer and approval of the FAA. This schedule consists of four levels of inspection - A, B, C and D checks. An A check occurs at every 150 flight hours; a B check at every 600 flight hours; a C check at every 1,500 flight hours; and a D check at every 3,000 flight hours. The scheduled maintenance events, as well as unanticipated events, result in an average downtime of one day for A checks, three days for B checks, five days for C checks and twenty-one days for D checks. Avantair contracts with FAA-approved repair stations to outsource D checks on Avantair’s aircraft. As a condition of employment, all of Avantair’s maintenance technicians must have an FAA license and are subject to a background check and drug screening prior to employment. Avantair’s Lead Technicians and Supervisors attend the FAA-approved Piaggio factory training program at Flight Safety. In addition, training is provided at the Rockwell Collins factory school as well as Pratt & Whitney Powerplant (engine) school. Avantair’s main maintenance base and Maintenance Control Center, which oversees and coordinates all maintenance activity on Avantair’s aircraft, is located in Clearwater, Florida, and is staffed 24 hours a day, seven days a week. The average years of experience is over 14 years for Avantair’s maintenance technicians, 19 years or its maintenance controllers and over 25 years for its maintenance quality control staff.

We estimate that 13 aircraft will be due for a schedule “D” check from July 1, 2007 to June 30, 2008. The largest portion of the cost of inspection is covered through our service contract with Jet Support Services, Inc. (“JSSI”). We budget $10,000 per aircraft per “D” check for miscellaneous and consumables not covered by JSSI.

At the same time the Company performs a “D” check, the Company completes a refurbishment of the aircraft interior. This is not required by regulatory authorities and the cost is born by Avantair. The cost of the refurbishment is approximately $60,000 per aircraft.

Our maintenance schedule plans for “D” checks in such a manner as to avoid peak travel periods and perform maintenance when demand is low. This planning reduces a financial impact from the aircraft being out of service during the process of a scheduled “D” check.

Competition

Avantair faces competition from other fractional aircraft operations. Avantair’s primary competitors are NetJets, a subsidiary of Berkshire Hathaway, Flight Options, a subsidiary of Raytheon, FlexJet, a Bombardier subsidiary, and CitationShares, which is 75% owned by Cessna, a wholly-owned Textron subsidiary. None of these competitors are stand-alone entities like Avantair and all of these competitors are significantly larger than Avantair and with more resources. All of these companies (other than NetJets) are subsidiaries of business jet manufacturers, which Avantair’s management believes may hamper their flexibility in purchasing aircraft. According to AvData, there are only five companies which have 3% or more of the total market for fractional aircraft, based upon the units in operation - NetJets, Flight Options, FlexJet, CitationShares, and Avantair, with NetJets having a market share of approximately 50% and Avantair’s three largest competitors having a combined market share of over 80%. Avantair has a market share of approximately 3%.

Avantair and other fractional airlines also face competition from charter airlines, air taxis and commercial airlines. Some of these competitors offer greater selection of aircraft (including jet aircraft), some of which permit owners to fly greater distances or at greater speeds, travel with a greater number of passengers and on shorter advance notice before flying.

Avantair’s management believes that fractional aircraft operators compete on the basis of aircraft model and features, price, customer service and scheduling flexibility. Avantair’s management believes that customers are generally willing to continue to use the same fractional aircraft operator so long as such operator provides satisfactory service with competitive pricing. Avantair’s management believes that the quality of its aircraft and service, and the value it provides to its customers, enables it to compete effectively against its larger competitors.

Information Technology

Avantair’s core software application, FlightOps, is designed, developed, and licensed by Bitwise Solutions, Inc. for use in Avantair’s Operations Control Center to plan, schedule and track fractional owner trips as well as manage its fleet. FlightOps uses Oracle as its database server.

Avantair has invested in an efficient high-performance computing environment that includes Dell PowerEdge servers with the latest commercially available Windows-based operating system. In addition, Avantair has approximately 88 Fujitsu Tablet PCs that are used as part of its pilots’ Electronic Flight Bag. These PCs are equipped with core software applications that include navigational aids, flight charts, and aircraft manuals.

Avantair currently has two agreements with Application Services Providers:

•	Salesforce - Customer Relationship Management Sales Force Automation; and

•	Corridor - Enterprise Resource Management Aviation Service Software (Maintenance, Inventory and FBOs).

Government and Other Regulations

Avantair, like all air carriers, is subject to extensive regulatory and legal compliance requirements, both domestically and internationally. In addition to state and federal regulation, airports and municipalities enact rules and regulations that affect aircraft operations. The FAA regulates Avantair’s activities, primarily in the areas of flight operations, maintenance, and other safety and technical matters. FAA requirements cover, among other things, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement and other environmental concerns, and aircraft safety and maintenance procedures. Specifically, the FAA may issue mandatory orders, relating to, among other things, the grounding of aircraft, inspection of aircraft, installation of new safety-related items and removal and replacement of aircraft parts that have failed or may fail in the future.

The FAA also has authority to issue air carrier operating certificates and aircraft airworthiness certificates and regulate pilot and other employee training, among other responsibilities. Avantair’s management of fractional aircraft is regulated by the FAA under Part 91, subpart K of the Federal Aviation Regulations (“FARs”), and the FAA has issued Management Specifications reflecting Avantair’s authority to manage such aircraft. In some cases, including all current international operations, the FAA deems Avantair to transport persons or property by air for compensation. Such “charter” operations are regulated under Part 135 of the FARs, and Avantair’s authority to conduct those operations is reflected in an Air Carrier Operating Certificate with operating specifications. Both types of FAA authority potentially are subject to amendment, suspension or revocation. From time to time, the FAA issues rules that require aircraft operators to take certain actions, such as, the inspection or modification of aircraft and other equipment.

Avantair’s charter operations under Part 135 also are subject to economic regulation by the U.S. Department of Transportation (“DOT”). To retain its DOT registration as an air taxi, Avantair must remain a U.S. citizen; that is, U.S. citizens must actually control Avantair, at least 75% of Avantair’s outstanding voting stock must be owned and controlled by U.S. citizens, and the President and two-thirds of the directors and other managing officers must be U.S. citizens. Avantair’s organizational documents will provide for the automatic reduction in voting power of common stock owned or controlled by non-U.S. citizens if necessary to maintain U.S. citizenship. If Avantair cannot maintain its U.S. citizenship, it would lose its ability to conduct its charter operations (though not its fractional program manager operations).

Aircraft operators also are subject to various other federal, state and local laws and regulations. The Department of Homeland Security (“DHS”) has jurisdiction over virtually all aspects of civil aviation security and arrivals into and departures from the United States. Avantair is also subject to inquiries by the DOT, the FAA, and other U.S. and international regulatory bodies.

Environmental Regulation

Many aspects of Avantair’s operations also are subject to increasingly stringent federal, state, local and foreign laws and regulations protecting the environment concerning emissions to the air, discharges to surface and subsurface waters, safe drinking water, and the management of hazardous substances, oils, and waste materials. Future regulatory developments in the U.S. and abroad could require aircraft operators to take additional action to maintain compliance with applicable laws. For example, potential future actions that may be taken by the U.S.

government, foreign governments, or the International Civil Aviation Organization to limit the emission of greenhouse gases by the aviation sector are unknown at this time but could require significant action from aircraft operators in the future.

Avantair is also subject to other environmental laws and regulations, including those that require it to remediate soil or groundwater to meet certain objectives. Under the federal Comprehensive Environmental Response, Compensation and Liability Act (commonly known as “Superfund”) and similar environmental cleanup laws, generators of waste materials, and owners or operators of facilities, can be subject to liability for investigation and remediation costs at facilities that have been identified as requiring response actions. Certain operations of Avantair are also subject to the oversight of the Occupational Safety and Health Administration “(OSHA)” concerning employee safety and health matters. Avantair also conducts voluntary remediation actions. Environmental cleanup obligations can arise from, among other circumstances, the operation of fueling facilities, and primarily involve airport sites. Future costs associated with these activities are not expected to have a material adverse effect on Avantair’s business.

Risk of Loss and Liability Insurance

The operation of any fractional aircraft business includes risks such as mechanical failure, physical damage, collision, property loss or damage due to events beyond the operator’s control. Avantair carries an all-risk aviation insurance policy (subject to standard aviation exclusions and provisions) which offers protection for physical damage to the hull, bodily injury to passengers, as well as third party bodily injury and property damage. While Avantair believes that its present insurance coverage is adequate, not all risks can be insured, and there can be no guarantee that any specific claim will be paid, or that Avantair will always be able to obtain adequate insurance coverage at reasonable rates.

Employees

As of June 30, 2007, Avantair had approximately 288 full-time employees, 24 of whom were management and 264 of whom were operational. Avantair believes that it has good relations with its employees. Prior to the execution of the Stock Purchase Agreement, Avantair’s former chairman, Alfred Rapetti, resigned because Ardent was unwilling to proceed with the acquisition with Mr. Rapetti as chairman due to fundamental differences between Ardent and Mr. Rapetti regarding Avantair’s growth strategy and operating practices.

Item 1A. RISK FACTORS

You should carefully consider the risks described below before making a decision to buy our common stock. If any of the following risks actually occurs, our business, financial condition and results of operations could be harmed. In that case, the trading price of our common stock could decline and you might lose all or part of your investment in our common stock. You should also refer to the other information set forth in this Annual Report on Form 10-K, including our financial statements and the related notes.

Risks Related to Our Business

There will be a substantial number of shares of our common stock available for resale in the future that may be dilutive to our current stockholders and may cause a decrease in the market price of our common stock.

At present we have 15,220,817 shares of common stock outstanding, of which 10,680,436 shares are freely tradable. In addition, the 4,540,381 shares registered pursuant to our Registration Statement on form S-1 originally filed on April 24, 2007 will be freely tradable once the Registration Statement is declared effective by the Securities and Exchange Commission. There are also warrants outstanding to purchase 14,146,000 shares of common stock. All of these warrants are presently exercisable, and all of our common stock issuable upon exercise of the warrants is available for resale upon exercise with the exception of the 346,000 warrants being offered in connection with the offering under the aforementioned registration statement which will be available for resale upon the effectiveness of the registration statement. There is also the possibility of the future issuance of up to an additional 10,504,721 shares of our common stock based upon the company’s financial performance and the trading price of our common stock after the closing of the acquisition. The Avantair stockholders who will receive the balance of the shares of our common stock issued in the acquisition have agreed that their shares cannot be sold until the filing of the Form 10-K for the fiscal year ended June 30, 2008. Also, 1,500,000 shares of our common stock purchased by our initial stockholders prior to our initial public offering will be held in escrow until February 24, 2008, at which time they will be released from escrow and be eligible for resale in the public market subject to compliance with applicable law. Our initial stockholders are entitled to demand that we register the resale of their shares of common stock at any time after the date on which their shares are released from escrow. The presence of these additional shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock.

As a result of contingent deferred purchase price payments payable to Old Avantair stockholders, our stock price may be adversely affected.

Under the terms of the Stock Purchase Agreement, Old Avantair’s stockholders are eligible to receive contingent deferred purchase price payments based on our post-closing financial performance (on a consolidated basis) during the fiscal year ending June 30, 2007 and June 30, 2008. At the end of each of these fiscal years, we will calculate (based on our annual audited consolidated financial statements) our net income or loss, plus (i) interest expense, (ii) total taxes paid or payable, and (iii) depreciation and amortization expense, all as determined on a consolidated basis in accordance with generally accepted accounting principles, but subject to certain adjustments described in the Stock Purchase Agreement. If this calculated amount is greater than $6,000,000 for the fiscal year ending June 30, 2007, we will issue to Old Avantair’s stockholders an aggregate of 954,975 additional shares of our common stock. The Company results did not meet the requirement for the year ended June 30, 2007 and therefore these shares were not issued. If this calculated amount is greater than $20,000,000 for the fiscal year ending June 30, 2008, we will issue to Old Avantair’s stockholders an aggregate of 4,774,873 additional shares of our common stock. In addition, if at any time after the closing of the acquisition, but prior to February 23, 2009, the closing trading price on the Over-the-Counter Bulletin Board (or on a national securities market on which our common stock is then quoted for trading) of our common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share, then we will issue to Old Avantair’s stockholders an aggregate of 4,774,873 additional shares of our common stock. If any of these deferred purchase price payments are made to Old Avantair’s stockholders, our stock price may be adversely affected.

If our shares of common stock become subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and our ordinary shares have a market price per share of less than $5.00, transactions in our ordinary shares may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

•

provide the purchaser with risk disclosure documents that identify certain risks associated with investing in “penny stocks” and that describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•

obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our shares of common stock become subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

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

Avantair has incurred losses since inception. To date, Avantair’s revenues have largely come from sales of fractional interests in aircraft and monthly management fees. Avantair’s primary expenses - cost of aircraft, cost of flight operations and overhead - have increased over the past several years and significantly exceeded revenues. Avantair’s expenses are expected to increase as it acquires additional aircraft and expands its operations, and there is no assurance that Avantair will be able to obtain sufficient financing (or financing on acceptable terms) or earn sufficient revenues to generate positive cash flow and attain profitability.

Avantair’s independent registered public accounting firm’s report expresses substantial doubt about Avantair’s ability to continue as a going concern.

Avantair’s consolidated financial statements have been prepared assuming that Avantair will continue as a going concern, however, Avantair’s independent registered public accounting firm’s report expresses substantial doubt about Avantair’s ability to continue as a going concern as a result of its recurring net losses and working capital deficiency, among other matters. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Successful transition to profitable operations is dependent upon obtaining a level of sales adequate to support the Company’s cost structure and an uninterrupted delivery of aircraft. The Company has suffered recurring losses resulting in an accumulated deficit of $56,198,527 and a working capital deficiency of $8,407,103 as of June 30, 2007. Management intends to continue to finance the operations of the Company through future cash flows from operations, future financings, and through the capital obtained through the Reverse Merger which was completed on February 22, 2007. However, there can be no assurance that the Company will be able to obtain such financing or internally generate cash flows from operations, which may impact the Company’s ability to continue as a going concern. The accompanying consolidated balance sheets do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the potential inability of the Company to continue as a going concern.

If Avantair is unable to fund its operations and capital expenditures, Avantair may not be able to continue to acquire additional inventory of aircraft, which would have a material adverse effect on our business.

Avantair has experienced significant negative cash flow since its inception. In order to fund Avantair’s operations and capital expenditures, we may be required to incur borrowings or raise capital through the sale of debt or equity securities. Our ability to borrow or access the capital markets for future offerings may be limited by our financial condition at the time of any such offering as well as by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond our control. Avantair’s failure to obtain the funds for necessary future capital expenditures would limit its ability to acquire additional inventory of aircraft and could have a material adverse effect on our business, results of operations and financial condition.

Avantair is dependent upon key personnel whose loss may adversely impact Avantair’s business.

Avantair depends on the expertise, experience and continued services of its senior management employees, especially Steven Santo, its Chief Executive Officer and John Waters, its Chief Financial Officer. Mr. Santo has acquired specialized knowledge and skills with respect to Avantair and its operations and most decisions concerning the business of Avantair will be made or significantly influenced by him. Avantair does not maintain life insurance with respect to Messrs. Santo, Waters or any other of its executives. The loss of Messrs. Santo, Waters or other senior management employees, or an inability to attract or retain other key individuals, could materially adversely affect us. We seek to compensate and incentivize our key executives, as well as other employees, through competitive salaries and bonus plans, but there can be no assurance that these programs will allow Avantair to retain key employees or hire new key employees. As a result, if Messrs. Santo and/or Waters were to leave Avantair, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successors obtain the necessary training and experience. Avantair entered into employment agreements with each of Messrs. Santo and Waters. However, there can be no assurance that the terms of these employment agreements will be sufficient to retain Messrs. Santo and/or Waters.

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

Material weaknesses in internal controls over financial reporting may adversely affect Avantair’s ability to comply with financial reporting laws and regulations and to publish accurate financial statements.

Avantair is aware of the existence of a material weakness in the design and operation of Avantair’s internal control over financial reporting that could adversely affect its ability to record, process, summarize and report financial information consistent with the assertions of management in the financial statements. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has made its evaluation of our disclosure controls and procedures as of June 30, 2007. The material weakness first began with the independent audit of the fiscal years June 2004, 2005 and 2006. The auditor’s letter on material weakness states the following:

•	Avantair’s accounting files for fiscal 2004 were incomplete, which required significant modifications of accounting data for that period.

•

Costs of fractional shares and revenue on certain contracts during the years ended June 30, 2006, 2005 and 2004 were not recognized properly due to errors made on the electronic worksheets for reporting this information.

•	The accounting staff had the inappropriate level of knowledge, which contributed to errors and deficiencies in financial reporting and disclosures.

Avantair has addressed the concerns stated in the auditor’s letter on internal controls and made appropriate changes as an attempt to remedy concerns over internal controls and reduce the possibility of a misstatement of

Avantair’s financial statements. The actions taken include the hiring of a Chief Financial Officer, Assistant Controller and a Director of Financial Transactions. In addition, Avantair has modified its business processes to include enhanced controls over its core processes, the more significant of which are described below. Avantair continues to educate the senior accounting staff on the requirements of Section 404 of the Sarbanes-Oxley Act.

During fiscal 2007, Avantair has:

•	designed a process to record the sale of fractional shares and implemented a monthly and quarterly review of its calculation for recognizing revenue on fractional shares;

•	implemented a new expenditure and authorization process and a cash receipts process that will improve accuracy of recording cash receipts and disbursements;

•

hired additional accounting personnel with the appropriate level of knowledge to properly record transactions in the general ledger and prepare financial statements in accordance with generally accepted accounting principles; and

•	utilized the services of a consulting company which assists the Company in accounting and disclosure of complex transactions.

In fiscal 2008, Avantair will implement a new back-office accounting software package which will further improve the accounting process and related internal controls.

Because Avantair has not completed its remediation plan, management has concluded that a material weakness in the operation of our disclosure controls and procedures continues to exist at June 30, 2007.

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

Avantair maintains insurance on its aircraft for risks commonly insured against by aircraft owners and operators, including hull physical damage liability, third-party liability, airport premises liability, war risk liability and ground hangar keepers liability coverage. Avantair can give no assurance that Avantair will be adequately insured against all risks or that its insurers will pay a particular claim. Even if its insurance coverage is adequate to cover its losses, Avantair may not be able to timely obtain a replacement aircraft in the event of a loss. Furthermore, in the future, Avantair may not be able to obtain adequate insurance coverage at reasonable rates for its fleet. Avantair’s insurance policies will also contain deductibles, limitations and exclusions which, although we believe such policies are standard in the aviation industry, may nevertheless increase its costs. Moreover, certain accidents or other occurrences may result in intangible damages (such as damages to reputation) for which insurance may not provide an adequate remedy.

Avantair may not be able to generate sufficient cash flows to meet its debt service obligations.

Avantair’s ability to make payments on its indebtedness will depend on its ability to generate cash from its future operations. As of June 30, 2007, Avantair had incurred an aggregate of approximately $23.0 million in short and long term indebtedness to third party lenders. Much of this indebtedness is secured by some or all of Avantair’s assets. Avantair’s business may not generate sufficient cash flow from operations or from other sources sufficient to enable it to repay its indebtedness and to fund its other liquidity needs, including capital expenditure requirements. Avantair may need to refinance or restructure all or a portion of its indebtedness on or before maturity. Avantair may not be able to refinance any of its indebtedness on commercially reasonable terms, or at all. If Avantair cannot service or refinance its indebtedness, it may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, any of which could have a material adverse effect on our operations. Additionally, Avantair may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.

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

Avantair’s loan agreements contain restrictive covenants that will limit its liquidity and corporate activities.

Avantair’s loan agreements impose operating and financial restrictions that will limit Avantair’s ability to:

•	create additional liens on its assets;

•	make investments;

•	incur additional indebtedness;

•	engage in mergers or acquisitions;

•	pay dividends; and

•	sell any of Avantair’s aircraft or any other assets outside the ordinary course of business.

Therefore, Avantair will need to seek permission from its lender in order for Avantair to engage in some corporate actions. Avantair’s lender’s interests may be different from those of Avantair, and no assurance can be given that Avantair will be able to obtain its lender’s permission when needed. This may prevent Avantair from taking actions that are in its best interest.

Avantair’s dependence on Piaggio Avanti aircraft manufacturers poses a significant risk to its business and prospects.

Avantair has historically sold and flown only Piaggio Avanti aircraft. Avantair recently contracted with another manufacturer, Embraer, for an additional aircraft model. The types of aircraft sold and operated by Avantair are the products of a small number of manufacturers. If Piaggio Avanti faced production delays due to, for example, natural disasters or labor strikes, Avantair may experience a significant delay in the delivery of previously ordered aircraft, which would adversely affect its revenues and profitability and could jeopardize its ability to meet the demands of its customers. Avantair has limited alternatives to find alternate sources of new aircraft.

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

Avantair competes with national airlines, regional airlines, charter carriers, other fractional aircraft ownership operators, and particularly on shorter routes, ground transportation. According to AvData, there are only five companies which have 3% or more of the total market for fractional aircraft, based upon the units in operation - NetJets, Flight Options, FlexJet, CitationShares, and Avantair, with NetJets having a market share of approximately 50% and Avantair’s three largest competitors having a combined market share of over 80%. Avantair has a market share of approximately 3%. Many of Avantair’s competitors have been in business far longer than Avantair and have significantly greater financial stability, access to capital markets and name recognition. In addition, some of our competitors offer a greater selection of aircraft (including jet aircraft), some of which permit owners to fly greater distances or at greater speeds, travel with a greater number of passengers and on shorter advance notice before flying. Unanticipated shortfalls in expected revenues as a result of price competition or in delivery delays by suppliers would negatively impact our financial results and harm Avantair’s business. There is no assurance that Avantair will be able to successfully compete in this industry.

Restriction on foreign ownership and possible required divestiture of stock.

In some cases, including all current international operations, Avantair is deemed to transport persons or property by air for compensation, and Avantair accordingly is regulated by the FAA and the U.S. Department of Transportation as an air taxi operator. Therefore, to comply with restrictions imposed by U.S. aviation laws on foreign ownership of air carriers, our certificate of incorporation and bylaws have been amended to reflect that at least 75% of our voting stock is required to be held by U.S. citizens. Although Avantair’s amended and restated certificate of incorporation contains provisions limiting non-citizen ownership of its voting stock, Avantair could lose its operating certificate, which allows it to conduct aircraft operations in the U.S., if such provisions prove unsuccessful in maintaining the required level of citizen ownership. Such loss would have a material adverse effect on Avantair. If Avantair determines that persons who are not citizens of the U.S. own more than the permitted percentage, currently 25%, of Avantair’s voting stock, Avantair may redeem such stock or, if redemption is not permitted by applicable law or Avantair’s Board of Directors, in its discretion, elects not to make such redemption, we may restrict the voting rights of such excess shares. The required redemption would be at a price equal to the average closing price during the preceding 10 trading days, which price could be materially different from the current price of the common stock, or at a price at which the non-citizen acquired the voting stock, or at a price equal to the fair market value as determined by Avantair’s Board of Directors, plus the amounts of any dividends or other distributions which may be owed to the stockholder. If a non-citizen purchases the voting stock, there can be no assurance that his stock will not be redeemed, which redemption could result in a material loss, or that he will be able to exercise full voting rights with respect to such voting stock. Such restrictions and redemption rights may make Avantair’s equity securities less attractive to potential investors, which may result in Avantair’s publicly traded voting stock having a lower market price than it might have in the absence of such restrictions and redemption rights.

Future acquisitions of fixed base operations businesses or other assets by Avantair would subject Avantair to additional business, operating and industry risks, the impact of which cannot presently be evaluated, and could adversely impact Avantair’s capital structure.

Avantair intends to pursue acquisition opportunities. Acquisitions may be of fixed base operations businesses, operations in the aircraft industry or other businesses that may be complementary to Avantair’s business. In addition, Avantair is not limited to any particular industry or type of business for potential acquisitions. Accordingly, there is no current basis to evaluate the possible merits or risks of the particular business or assets that Avantair may acquire, or of the industry in which such business operates. If Avantair acquires a business in an industry characterized by a high level of risk, it may be affected by the currently unascertainable risks of that industry. Although Avantair’s management will endeavor to evaluate the risks inherent in a particular industry or target business, there can be no assurance that Avantair will properly ascertain or assess all of the significant risk factors.

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

Avantair’s results of operations may be affected by changes in law and future actions taken by governmental agencies having jurisdiction over Avantair’s operations, including:

•	changes in the law which affect the services that can be offered by commercial aircraft operators in particular markets and at particular airports;

•	restrictions on competitive practices (for example, court orders, or agency regulations or orders, that would curtail a commercial aircraft operator’s ability to respond to a competitor);

•	the adoption of regulations that impact customer service standards (for example, new passenger security standards); or

•	the adoption of more restrictive locally-imposed noise restrictions.

Also, Avantair is subject to various federal and state environmental statutes.

The FAA has jurisdiction over many aspects of Avantair’s business, including personnel, aircraft and ground facilities. Avantair is required to have an FAA Air Carrier Operating Certificate to transport personnel and property for compensation in aircraft it operates directly. The FAA certificate contains operating specifications that allow Avantair to conduct its present operations, but it is potentially subject to amendment, suspension or revocation in accordance with procedures set forth in federal aviation laws. The FAA requires that Avantair complies with all FAA regulations relating to the operation of its aviation business, and conducts regular inspections regarding the safety, training and general regulatory compliance of its aviation operations. Additionally, the FAA requires Avantair to file reports confirming our continued compliance.

Avantair could be adversely affected by a failure or disruption of its computer, communications or other technology systems.

Avantair is highly dependent on its computer systems and call center software to operate its business. The systems and software on which Avantair relies to manage the scheduling and monitoring of its flights could be disrupted due to events beyond Avantair’s control, including natural disasters, power failures, terrorist attacks, equipment failures, software failures and computer viruses and hackers. Further, the vendor of Avantair’s scheduling software is a small business and highly dependent on the services of its founder. Any substantial or repeated failure of Avantair’s systems or software could impact Avantair’s operations and customer service, result in a disruption in flight scheduling, the loss of important data, loss of revenues, increased costs and generally harm its business. Moreover, a catastrophic failure of certain of Avantair’s vital systems could limit its ability to operate flights for an indefinite period of time, which would have a material adverse effect on Avantair’s business.

Avantair may not be able to obtain acceptable customer contracts covering all of the fractional interests of its new airplanes which could adversely affect our profitability.

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

Avantair’s ability to attract and retain qualified pilots, mechanics, and other highly trained personnel will be an important factor in determining Avantair’s future success. Many of Avantair’s customers require pilots of aircraft that service them to have high levels of flight experience. The market for these experienced and highly trained personnel is extremely competitive. If Avantair is unable to attract and retain such persons, flight operations may be disrupted, which could have a negative effect on our results.

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

Avantair’s revenue and profitability are based in part on current laws and regulations by the federal government of the United States and the agencies thereof, including but not limited to the Department of Homeland Security, the Department of State, the Department of Commerce and the Department of the Treasury, allowing sales to and provision of services for foreign persons and flights to foreign locations that are permissible under current laws and regulations. Modification of such statutes and regulations could pose a significant risk to Avantair’s business operations by reducing the pool of potential customers through the preclusion of foreign persons and the locations of permissible flights

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Avantair leases its corporate headquarters and hangar space at 4311 General Howard Drive, Clearwater, Florida. Avantair currently leases the following principal properties:

•	100 square feet of office space at 155 Passaic Avenue, Fourth Floor, Fairfield, New Jersey under a lease that is month to month;

•	approximately 65,258 square feet of office and hangar space at 575 Aviation Drive, Camarillo, California under a lease that expires on August 1, 2021;

•	approximately 75 square feet of office space at 50 Airport Road, Morristown, New Jersey under a lease that expires on June 15, 2008; and

•	approximately 3,000 square feet of office space at 14020 Roosevelt Blvd, #805, Clearwater, Florida under a lease that expires September 30, 2007; and

•	approximately 125,000 square feet of office and terminal space at 4311 General Howard Drive, Clearwater, FL 33762, under a lease that expires April 30, 2020.

Item 3. Legal Proceedings

Avantair is not involved in any legal proceedings which it believes will have a significant effect on its business, financial position, results of operations or liquidity, nor are we aware of any proceedings that are pending or threatened which may have a significant effect on its business, financial position, results of operations or liquidity.

From time to time, Avantair may be subject to legal proceedings and claims in the ordinary course of business, involving principally commercial charter party disputes. It is expected that these claims would be covered by insurance if they involve liabilities such as arise from collision, other casualty, death or personal injuries to crew, subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET PRICE OF AND DIVIDENDS ON COMMON STOCK

Our units, common stock and warrants are traded on the Over-the-Counter Bulletin Board under the symbols AAIRU, AAIR and AAIRW, respectively. The following table sets forth the range of high and low closing bid prices for the units, common stock and warrants for the periods indicated since such common stock and warrants commenced public trading on March 8, 2005. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Common Stock(1)		Warrants(1)		Units(2)
	High	Low	High	Low	High	Low
2005
First Quarter	5.20	5.12	0.70	0.65	6.60	6.30
Second Quarter	5.20	4.90	0.64	0.52	6.35	5.95
Third Quarter	5.15	4.90	0.64	0.46	6.30	5.75
Fourth Quarter	5.23	5.06	0.59	0.41	6.27	5.90

2006
First Quarter	5.48	5.19	0.78	0.50	7.06	6.13
Second Quarter	5.45	5.30	0.77	0.43	6.88	6.20
Third Quarter	5.37	5.29	0.48	0.36	6.20	6.00
Fourth Quarter	5.51	5.31	0.70	0.35	6.70	6.02

2007 (3)
Third Quarter (4)	5.60	4.30	0.80	0.53	7.15	6.38
Fourth Quarter	5.30	4.31	0.82	0.53	6.85	5.45

(1)	Commencing March 8, 2005
(2)	Commencing February 25, 2005
(3)	On February 22, 2007, Avantair changed its fiscal year
(4)	Commencing February 22, 2007, date of Reverse Merger

DIVIDEND POLICY

We have never declared or paid cash dividends on our common stock. We currently expect to retain all future earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. The declaration and payment of any dividends in the future will be determined by our board of directors, in its discretion, and will depend on a number of factors, including our earnings, capital requirements and overall financial condition.

EQUITY COMPENSATION PLANS

The following table sets forth information regarding the Company’s Equity Compensation Plan as of June 30, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	150,000	$5.34	1,136,000
Equity compensation plans not approved by security holders	—	—	—

Total	150,000	$5.34	1,136,000

(1)	Represents shares of Avantair’s common stock issuable in connection with the 2006 Long-Term Incentive Plan (which we sometimes refer to as the Plan). The maximum number of shares of Avantair common stock as to which awards may be granted under the Plan may not exceed 1,500,000 shares. There are 150,000 shares subject to issuance upon exercise of outstanding stock options; 214,000 shares have been issued with respect to awards of restricted stock; and 1,136,000 remain available for future issuance under the Plan.

RECENT SALES OF UNREGISTERED SECURITIES

On October 2, 2006, the Company signed the Stock Purchase Agreement with certain stockholders of Old Avantair. The Stock Purchase Agreement provided for the Company to issue 6,684,822 shares of common stock to the stockholders of Old Avantair in exchange for all of the issued and outstanding shares of Old Avantair. The Stock Purchase Agreement also provided for the Company to issue to the stockholders of Old Avantair an additional 954,975 shares in fiscal year 2007 and 4,774,873 shares in fiscal year 2008, if certain financial milestones are achieved. For the year ended June 30, 2007, the financial milestones were not achieved and therefore the Company did not issue stock to the stockholders of Old Avantair. In addition, there will be 4,774,873 shares issued to the stockholders of Old Avantair if the future trading price of stock meets certain criteria prior to February 23, 2009.

Item 6. Selected Financial Data

The following table presents our summary historical consolidated financial information. The summary consolidated statements of operations data for each of the four fiscal years in the period ended June 30, 2007 and the consolidated balance sheet data as of June 30, 2007 and 2006 have been derived from our audited consolidated financial statements included elsewhere in this report. The consolidated balance sheet information as of June 30, 2005 and 2004 was derived from our audited balance sheets which are not presented herein. These historical results are not necessarily indicative of results to be expected in any future period.

	Twelve Months Ended
	June 30, 2007	June 30, 2006	June 30, 2005	June 30, 2004
Consolidated Statement of Income Data
Revenues
Fractional aircraft shares sold	$29,695,175	$23,756,070	$10,580,859	$3,226,890
Maintenance and management fees	38,787,596	22,824,940	11,645,999	3,463,810
Demonstration and charter card revenues	7,910,461	1,814,370	1,167,520	1,027,348

Total revenue	76,393,232	48,395,380	23,394,378	7,718,048

Operating expenses
Cost of fractional aircraft shares sold	24,370,988	19,166,722	9,318,013	2,925,978
Cost of flight operations	45,857,463	31,782,820	14,384,368	5,620,085
Write-off of aircraft deposit	300,000	—	—	—
General and administrative expenses (including share-based compensation expense of $2,784,592 in 2007 and $0 in 2006, 2005 and 2004)	20,554,140	13,406,376	6,885,229	4,224,404
Selling expenses	4,333,268	3,672,754	976,164	514,430

Total operating expenses	95,415,859	68,028,672	31,563,774	13,284,897

Loss from operations	(19,022,627)	(19,633,292)	(8,169,396)	(5,566,849)

Other income (expenses)
Interest income	444,179	557,508	490,591	237,927
Interest expense	(3,406,181)	(2,110,119)	(1,194,723)	(269,036)
Other income, net	284,723	437,982	167,329	553,457

Total other expenses	(2,677,279)	(1,114,629)	(536,803)	522,348

Net loss	$(21,699,906)	$(20,747,921)	$(8,706,199)	$(5,044,501)

Loss per common share:
Basic and diluted	$(2.47)	$(6.31)	$(2.65)	$(1.53)

Weighted-average common shares outstanding:
Basic and diluted	8,780,234	3,288,590	3,288,590	3,288,590

	As of June 30,
	2007	2006	2005	2004
Consolidated Balance Sheet Data
Total Assets	$160,490,260	$105,154,683	$93,640,621	$53,186,447
Long-Term Obligations	$112,509,063	$72,844,665	$57,777,196	$24,356,483
Stockholders’ Equity (Deficit)	$(11,959,024)	$(35,030,607)	$(13,748,700)	$5,042,501

(1)	On October 2, 2006, we entered into a stock purchase agreement with certain stockholders and a letter agreement with other stockholders of Avantair, Inc., a Nevada corporation, (which we refer to herein as “Old Avantair”), pursuant to which we agreed to acquire all of Old Avantair’s issued and outstanding capital stock from its stockholders. The stock purchase agreement was amended on December 15, 2006. On February 22, 2007, the shareholders voted in favor of the transaction. In addition, on October 2, 2006, Old Avantair entered into stock purchase agreements with various investors, whereby it sold 3,237,410 shares of its Class A common stock for an aggregate purchase price of $9.0 million. Please see “Business – Recent Developments” for more detailed information on these transactions.

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the heading “Risk Factors.”

Overview

Avantair is engaged in the sale and management of fractional ownerships of professionally piloted aircraft for personal and business use. According to AvData, Avantair is the fifth largest company in the North American fractional aircraft industry. As of June 30, 2007, Avantair operates 36 aircraft with 69 additional aircraft on order and one additional aircraft which has been delivered to Avantair but has not received FAA clearance to commence operations. Avantair operates aircraft maintenance, concierge and other services to customers from hangars and office locations in Clearwater, Florida and Camarillo, California. Avantair also operates fixed flight based operations in Camarillo, California and is in discussions to open an additional facility in Caldwell, New Jersey. Avantair, Inc. was incorporated July 11, 2003 in the State of Nevada.

Avantair has one wholly owned subsidiary, Skyline Aviation, Inc. Skyline is a Delaware corporation established on September 14, 1999. On July 11, 2003, Avantair acquired the assets and assumed the liabilities of Skyline. Skyline was engaged in the sale and management of fractional ownership of professionally piloted aircraft for personal and business use. The results of Skyline’s operations have been included in the consolidated financial statements since that date. Avantair’s management believes that the operating results of Skyline for the period from July 1 through July 10, 2003 were not material. The proforma operating results had the Skyline acquisition been completed at the beginning of the period (July 1, 2003) would not be materially different from the results as reported in the consolidated financial statements included elsewhere in this document and as a result proforma information is not deemed necessary. The Skyline acquisition was accounted for under the purchase method of accounting pursuant to SFAS 141 which states that “an acquiring entity shall allocate the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at date of acquisition.” Avantair acquired the assets and assumed the liabilities of Skyline through the issuance of Avantair’s Class A and Class B common stock.

Avantair recorded goodwill of $1,141,159 representing the cost in excess of the fair value of net assets acquired of Skyline. Under Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized for financial reporting purposes but is reviewed annually for impairment. Goodwill is being amortized by Avantair for tax reporting purposes over 15 years. The Company’s goodwill impairment test, used to identify potential impairment, compared the fair value of reporting unit (the Company) with its carrying amount, including goodwill (the Company’s book value). In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

In preparing its impairment analysis for the years ended June 30, 2007 and 2006 the Company derives fair value based on two approaches:

•	Market prices. The Company had entered into negotiations in April 2006 for a transaction with Ardent Acquisition Corporation which placed the fair value of the Company at approximately $59 million (11 million shares x $5.40 per share based on the quoted market price of Ardent’s common stock during April 2006). The $59 million fair value of the Company was in excess of the Company’s book value of approximately $(36) million at June 30, 2006. At June 30, 2007, the quoted market for Avantair’s common stock was $5.15 a share with 15,220,817 shares outstanding giving the Company a total market capitalization of approximately $78 million.

•	Cash flow projections. Certain key assumptions used in preparing the cash flow projections, included:

•	The overall basis for management’s cash flow assumptions and conclusions are based on the fact that the Company’s revenue is contractual and therefore management can predict future management fee revenues with some certainty. The model is based on the premise that for every plane sold the Company will increase management fees by an agreed upon amount per plane. When the Company gets to a certain aircraft fleet size, the management fee income will then exceed all fixed and variable costs.

•	The Company has a commitment from its aircraft manufacturer for the delivery of 15 planes in the next 12 months and management believes it will fully sell the fractional shares with respect to those planes prior to or contemporaneous with the receipt of the planes which would produce a cash flow improvement.

As a result of the analyses, no impairment charges were required for long-lived assets during the years ended June 30, 2007 and June 30, 2006.

The results of operations for the fiscal years ended June 30, 2007, 2006 and 2005 were consolidated. All inter-company transactions have been eliminated in consolidation.

Avantair has experienced losses since its inception and as of June 30, 2007 and June 30, 2006 had an accumulated deficit of approximately $56.2 million and $34.5 million respectively. Avantair generates revenues through the sales of fractional shares of aircraft and providing operations, maintenance and management services related to these aircraft. Avantair presently sources all of its aircraft from a single manufacturer. As of June 30, 2007, Avantair had contractual commitments to purchase these aircraft at wholesale pricing for an aggregate of approximately $288 million to this manufacturer through 2011 for the delivery of 49 additional aircraft. For these aircraft, Avantair has provided initial deposits aggregating approximately $9.2 million, and makes progress payments of an additional $0.3 million per aircraft when delivered in the United States. Prior to delivery of these aircraft, Avantair markets and sells fractional interests, separated into ownership shares as low as 1/16th interest, at retail prices to individuals and businesses. Avantair has placed an order with another manufacturer for 20 very light jets, for an aggregate of $56 million, with delivery scheduled beginning in 2009. In addition, Avantair generates revenue through maintenance and management agreements with fractional owners under which Avantair provides pilots, maintenance, fuel and hangar space for the aircraft. In addition to the cost of acquiring aircraft, Avantair’s primary expenses have been related to aircraft repositioning (i.e., moving an aircraft to another location to accommodate a customer’s need, pilot training and demonstration flights for sales purposes), maintenance and staffing, charters and insurance. Further, Avantair incurred increased costs of flight operations and general and administrative expenses in anticipation of increased aircraft deliveries and usage in the fiscal year ended June 30, 2006. However, these aircraft deliveries were delayed pending regulatory approvals of updated avionics. Subsequent to this period, regulatory approval was obtained and Avantair began accepting deliveries of these aircraft in September 2006. Avantair’s management anticipates that the opening of its fixed base operations business in Camarillo, California, and potentially other FBOs, will generate an additional source of revenue in future fiscal years.

Avantair’s primary sources of liquidity have been cash provided by operations, cash provided from its debt facility with CNM, Inc. and cash provided by the Reverse Merger of Avantair. However, no funds remain available to Avantair under this debt facility. Principal uses of cash are costs of operations and capital expenditures, principally deposits on fractional aircraft, the purchase of core aircraft and leasehold improvements. At June 30, 2007 Avantair had a working capital deficit of approximately $8.4 million compared to a working capital deficit of $31.3 million at June 30, 2006. Approximately $6.2 million of the $8.4 million deficit is attributable to the classification of aircraft costs related to fractional sales net of deferred revenue related to fractional aircraft share sales which does not have an impact on working capital as cash is received when an aircraft fractional share is sold. On October 2, 2006 Avantair sold approximately 3.2 million shares of its Class A common stock and raised approximately $9.0 million. In addition, it borrowed $7.6 million to finance its business in the near term. For the year ended June 30, 2007, net cash used in operating activities totaled $17.2 million compared to net cash provided by operating activities of $3.6 million for the year ended June 30, 2006. The increase in net cash used in operating activities during the fiscal year ended June 30, 2007 is primarily due to the fact that the Company paid approximately $10 million for two aircraft received in fiscal year 2007, for which the shares were presold in fiscal year 2006. In addition, the Company paid approximately $3.7 million to vendors, as well as, deposits of approximately $2.9 million for letters of credit to secure fuel purchases and credit card chargebacks in fiscal year 2007.

Critical Accounting Policies

Avantair’s discussion and analysis of its financial condition and results of operations for the purposes of this document are based upon its combined and consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Avantair’s significant accounting policies are presented in Note 2 to its audited consolidated financial statements, and the following summaries should be read in conjunction with the financial statements and the related notes included elsewhere in this report. While all accounting policies affect the financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of the financial statements and results of operations and that require Avantair’s management’s most subjective or complex judgments and estimates. Avantair’s management believes the policies that fall within this category are the policies related to revenue recognition, aircraft costs related to fractional sales, use of estimates, capital assets, impairment of long-lived assets, income taxes and loss per share.

Revenue Recognition

The Company sells fractional shares of aircraft and the related maintenance and management services that accompany aircraft ownership. The aircrafts are sold in 1/16th shares or multiples thereof. The purchase agreement grants the customer the right to the use of the aircraft for a specified number of hours each year the aircraft is in service. When a customer purchases a fractional share, they are also required to enter into a five-year management and maintenance agreement. Under the terms of the management and maintenance agreement, the Company agrees to manage, operate and maintain the aircraft on behalf of the customer in exchange for a fixed monthly fee.

Fractional Aircraft Shares

The Company does not have vendor specific objective evidence to determine the fair value of each element and, as a result, has adopted the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) to account for the sale of fractional shares of aircraft. Accordingly, if the sales of the fractional shares cannot be separated from the underlying maintenance agreement, the revenue is recognized ratably over the life of the maintenance agreement. The sales of the fractional shares of the aircraft are recognized as income over a five-year period. The period in which revenue is recognized will be evaluated on a periodic basis. Factors that will impact management’s assessment of the most appropriate period of revenue recognition will include, but not be limited to, customer turnover, terms and conditions of the related fractional share sale, maintenance arrangements as well as any other factor that could impact revenue.

Management and Maintenance Agreement

Revenue earned in connection with the management and maintenance agreements is recognized ratably over the term of the agreement or five years. At times a customer will prepay its management and maintenance fee for a period of one year or longer. This is recorded as unearned revenue and amortized into revenue on a monthly basis in accordance with the schedule provided for within each agreement.

Aircraft Costs Related To Fractional Sales

The Company reflects aircraft costs related to the sale of fractional aircraft shares. As a result of the adoption of EITF 00-21 the Company recognizes the sales of the fractional shares of aircraft as income over the five-year period. The aircraft costs related to sales of fractional shares consist of the cost of the aircraft and are recorded as an asset and recognized as cost of aircraft shares sold over the five-year period.

Demonstration and Charter Card Revenues

Demonstration revenues. The Company charges prospective new aircraft share owners $3,000 per hour for each hour where the prospective share owners are flown to demonstrate the quality and capabilities of the aircraft. The Company recognizes revenue related to these demonstration flights when the flight is completed.

Charter Card revenues. The Company sells access to its aircraft fleet for a 15 to 25 hour time card for flight time without the requirement to purchase an ownership share in an aircraft. The card holder pays the Company the entire amount in advance of access to the aircraft fleet. The Company defers the entire amount paid and recognizes revenue as aircraft are flown on an incremental basis.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated and combined financial statements and accompanying notes. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated and combined financial statements. Significant estimates and assumptions by management affect: the proper recording of revenue arrangements with multiple deliverables, the allowance for doubtful accounts, the carrying value of long-lived assets, the amortization period of long-lived assets, the provision for income taxes and related deferred tax accounts, certain accrued expenses and contingencies.

Property and Equipment

Property and equipment is recorded at cost and consists principally of aircraft purchased which are not fractionalized and which provide additional capacity to the Company to meet customer demand. Depreciation and amortization is computed using the straight-line method over the following useful lives:

Aircraft	7 years
Office equipment and furniture and fixtures	5 - 7 years
Flight management software/hardware	5 years
Vehicles	5 years
Improvements	Lesser of estimated useful life or the term of the lease

Expenditures for maintenance and repairs of property and equipment are expensed as incurred. Major improvements are capitalized.

The Company’s capitalized interest costs relating to borrowings made for the acquisition of aircraft are as follows:

	2007	2006	2005
Total interest costs	$3,952,087	$2,610,119	$1,594,723
Less: amount capitalized	545,907	500,000	400,000

Interest expense	$3,406,180	$2,110,119	$1,194,723

Long-lived Assets

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) the Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As a result of the analyses, no impairment charges were required for long-lived assets during the year ended June 30, 2007.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets to the amounts expected to be realized.

Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options and warrants is antidilutive due to the losses incurred by the Company, they have been excluded from the Company’s computation of net loss per share for all years presented. Therefore, basic and diluted loss per share were the same for years ended June 30, 2007, 2006 and 2005. The total number of potentially dilutive securities excluded from the calculation of diluted loss per share for the year ended June 30, 2007 was 14,510,000 which was comprised of 14,146,000 warrants to purchase one share of the Company’s common stock, 214,000 shares of restricted stock and 150,000 outstanding options. There were no potentially dilutive securities outstanding during the years ended June 30, 2006 and 2005.

Recently Issued Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (as amended) - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Incomes Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company implemented FIN 48 in July 2007 and adoption did not have any impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS No. 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. For the Company, SFAS No. 157 is effective for the fiscal year beginning July 1, 2008. Management is currently evaluating this standard to determine its impact, if any, on our consolidated financial statements.

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact of SFAS No. 159, if any, on our consolidated financial statements.

No other pronouncements have been recently issued that Avantair believes will have a material impact on Avantair’s financial position and results of operations.

Results of Operations

Fiscal year ended June 30, 2007 compared to the fiscal year ended June 30, 2006.

Revenues for the fiscal year ended June 30, 2007 were $76.4 million, an increase of 57.9% from $48.4 million for the fiscal year ended June 30, 2006. This increase was the result of a 25% increase in the revenue generated from the sale of fractional aircraft shares to $29.7 million for the fiscal year ended June 30, 2007 from $23.8 million for the fiscal year ended June 30, 2006, an increase of 70.2% in maintenance and management fees to $38.8 million for the fiscal year ended June 30, 2007 from $22.8 million for the fiscal year ended June 30, 2006 and an increase of 338% in demonstration and charter card revenue to $7.9 million for the fiscal year ended June 30, 2007 from $1.8 million for the fiscal year ended June 30, 2006. Revenue from the sale of fractional aircraft shares increased due to a 48% increase in the number of fractional shares sold to 499.5 through the fiscal year ended June 30, 2007 from 337.5 fractional shares sold through the fiscal year ended June 30, 2007. The increase in revenue from maintenance and management fees increased due to several primary factors:

•	a price increase in the annual maintenance and management fees from $7,900 to $8,900; and

•	an increase in fleet size.

Demonstration and charter card revenue increased $6.1 million primarily due to (i) an increase in demonstration sales of $1.5 million or 108.5% due to a 20% increase in the cost charged for such demonstration flights and an increase in the number of demonstration flights; (ii) an increase in charter card revenue of $3.4 million since charter cards were not sold during most of the fiscal year ended June 30, 2006, (iii) an increase in remarketing fees of $0.78 million, (iv) an increase in rent revenue of $0.28 million, and (v) fuel revenue of $0.4 million.

Operating expenses for the fiscal year ended June 30, 2007 were 40.3% higher than during the fiscal year ended June 30, 2006, with total expenses of $95.4 million compared to $68.0 million. The cost of fractional aircraft shares sold increased to $24.4 million for the fiscal year ended June 30, 2007 from $19.2 million for the fiscal year ended June 30, 2006, due to an increase of 48% in the number of fractional shares sold to 499.5 fractional shares sold through the fiscal year ended June 30, 2007 from 337.5 fractional shares sold through the fiscal year ended June 30, 2006. The cost of flight operations increased 44.3% to $45.9 million for the fiscal year ended June 30, 2007 from $31.8 million for the fiscal year ended June 30, 2006, primarily due to:

•	an increase of $2.4 million in maintenance expenses, comprised primarily of an increase in parts expense and maintenance insurance coverage due to an increase in fleet size;

•

an increase of $4.1 million in fuel prices and flight fees (which includes landing fees, airport fees and ground transportation fees) borne by Avantair for repositioning flights, demonstration flights and pilot training flights;

•	an increase of $4.9 million in pilot expenses due to hiring an additional 21 pilots, including salaries and related pilot expenses, including hotel expenses, pilot airfare and living expenses;

•	an increase of $1.5 million in chartering expenses; and

•	an increase of $1.2 million in aircraft leasing expenses.

Cost of flight operations (including maintenance expenses, costs related to repositioning, pilot-related costs and charter expenses) was negatively impacted in all areas by a delay at the FAA in approving a newly designed avionics package in the Piaggio Avanti II. This delay caused 6 planes originally scheduled for delivery during the last 6 months of fiscal year ended June 30, 2006 to be delivered, in part, in September 2006. The greater than anticipated use of Avantair’s existing fleet resulted in increased maintenance expenses due to accelerated mileage-based maintenance events and periodic refurbishment, and increased pilot-related costs due to the need to transport pilots to and from various locations in order for the aircraft to operate. Compensation expense increased primarily due to 474,000 shares of common stock issued to certain officers of Avantair for prior services rendered at a cost of $5.36 per share.

General and administrative expenses increased 52.9% to $20.5 million for the fiscal year ended June 30, 2007 from $13.4 million for the fiscal year ended June 30, 2006, primarily due to:

•	an increase of $2.4 million in expenses related to fixed based operations;

•	an increase of $0.5 million in legal and accounting salaries and expenses; and

•	an increase of $0.8 million in flight center expenses caused by an increase in salary and purchasing expenses.

•	an increase of $0.4 million in pilot training;

•	an increase of $0.3 million in employee benefits; and

•	an increase in share-based compensation of $2.8 million.

Selling expenses increased to $4.3 million for the fiscal year ended June 30, 2007 from $3.7 million for the fiscal year ended June 30, 2006 due to an increase of $0.6 million in advertising expenses and aircraft shows.

Loss from operations was $19.0 million for the fiscal year ended June 30, 2007, a decrease of 3.1% from $19.6 million for the fiscal year ended June 30, 2006 for the reasons set forth above.

Total other income and expense was ($2.7) million for the fiscal year ended June 30, 2007 compared to $(1.1) million for the fiscal year ended June 30, 2006, primarily due to a 61.9% increase in interest expense to $3.4 million for the fiscal year ended June 30, 2007 from $2.1 million for the fiscal year ended June 30, 2006. Interest expense increased due to an increase in the interest rate on Avantair’s line of credit and an increase in the balance outstanding on the Avantair’s line of credit during most of the year.

Net loss increased to $(21.7) million for the fiscal year ended June 30, 2007 compared to $(20.8) million for the fiscal year ended June 30, 2006. The primary reason for the increase in the net loss is the loss from operations and the increase in total other expense discussed above.

Fiscal year ended June 30, 2006 compared to fiscal year ended June 30, 2005.

Revenues for the fiscal year ended June 30, 2006 were $48.4 million, an increase of 107% from $23.4 million for the fiscal year ended June 30, 2005. This increase was the result of a 125% increase in the revenue generated from the sale of fractional aircraft shares to $23.8 million for the fiscal year ended June 30, 2006 from $10.6 million for the fiscal year ended June 30, 2005 and an increase of 94.8% in maintenance and management fees to $22.8 million for the fiscal year ended June 30, 2006 from $11.7 million for the fiscal year ended June 30, 2005. Revenue from the sale of fractional aircraft shares increased due to an increase of 19% in the number of fractional shares sold to 133.5 fractional shares sold in the fiscal year ended June 30, 2006 from 112 fractional shares sold in the fiscal year ended June 30, 2005. The increase in revenue from maintenance and management fees increased due to several primary factors:

•	an increase of 19% in the number of fractional aircraft shares sold in the fiscal year ended June 30, 2006 from the fiscal year ended June 30, 2005;

•	two separate price increases in the maintenance and management fees beginning in September 2005; and

•

that 43% of the fiscal year ended June 30, 2005 fractional aircraft sales occurred in the last four months of the fiscal year ended June 30, 2005 which on an annualized basis had a favorable impact on the fiscal year ended June 30, 2006. Other Revenue increased $0.6 million primarily as a result of an increase in chartered time card revenue of $0.2 million and an increase in demonstration sales fees of $0.4 million.

Operating expenses for the fiscal year ended June 30, 2006 were 116% higher than in the fiscal year ended June 30, 2005, with total expenses of $68.0 million compared to $31.6 million. The cost of fractional aircraft shares sold increased to $19.2 million for the fiscal year ended June 30, 2006 from $9.3 million for the fiscal year ended June 30, 2005, due to an increase of 19% in the number of fractional shares sold to 133.5 fractional shares sold in the fiscal year ended June 30, 2006 from 112 fractional shares sold in the fiscal year ended June 30, 2005. The cost of flight operations increased 121% to $31.8 million for the fiscal year ended June 30, 2006 from $14.4 million for the fiscal year ended June 30, 2005, primarily due to:

•

an increase of $6.3 million in maintenance expenses, comprised primarily of an increase of $4.5 million in parts expense and $1.4 million in maintenance salary expense, each of which resulted from the increase in fleet size and usage;

•

an increase of $3.0 million in fuel prices and flight fees (which includes landing fees, airport fees and ground transportation fees) borne by Avantair for repositioning flights, demonstration flights and pilot training flights;

•	an increase of $2.5 million in pilot salary expense due to hiring an additional 40 pilots;

•

an increase of $2.4 million in related pilot expenses, including hotel expenses, pilot airfare, living expenses and pilot training expenses due to hiring an additional 40 pilots and increase in fleet size of 7 planes;

•	an increase of $0.9 million in charter expenses; and

•	an increase in $1.4 million in engine insurance expense due to increased fleet size and usage.

Cost of flight operations (including maintenance expenses, costs related to repositioning, pilot-related costs and charter expenses) was negatively impacted in all areas by a delay at the FAA in approving a newly designed avionics package in the Piaggio Avanti II. This delay caused 6 planes scheduled for delivery during the last 6 months of fiscal year ended June 30, 2006 to not be delivered, in part, until September 2006, which resulted in greater than anticipated use of Avantair’s existing fleet. This resulted in increased maintenance expenses due to accelerated mileage-based maintenance events and periodic refurbishment, and increased pilot-related costs due to the need to transport pilots to and from various locations in order for the aircraft to operate.

General and administrative expenses increased 94.2% to $13.4 million for the fiscal year ended June 30, 2006 from $6.9 million for the fiscal year ended June 30, 2005, primarily due to:

•	an increase of $1.5 million in depreciation expense due to the purchase in late fiscal 2005 of core aircraft (aircraft used by Avantair),

•	an increase of $2.5 million in wages and benefits due to an increase in the number of administrative employees;

•	$1.0 million in moving costs and related expenses due to the relocation of Avantair’s headquarters from New Jersey to Florida;

•	an increase of $0.5 million in rent expense caused by increase in the number of facilities, particularly the opening of Avantair’s headquarters in Clearwater, Florida; and

•	$0.4 million in consulting fees.

Selling expenses increased to $3.7 million for the fiscal year ended June 30, 2006 from $1.0 million for the fiscal year ended June 30, 2005 due to an increase of $1.9 million in advertising expenses, aircraft shows and promotions and an increase of $0.6 million in commissions and salaries paid to sales employees.

Loss from operations was $19.6 million in the fiscal year ended June 30, 2006, an increase of 139% from $8.2 million in the fiscal year ended June 30, 2005 for the reasons set forth above.

Total other income and expense was $(1.1) million in the fiscal year ended June 30, 2006 compared to $(0.5) million in the fiscal year ended June 30, 2005, primarily due to an increase in interest expense. Interest expense increased 77% or $0.9 million due to an increase in the interest rate on Avantair’s line of credit. The interest rate on Avantair’s line of credit increased to 7.9% from 4.2% due to interest rate fluctuations and an increase in the base rate of Avantair’s primary line of credit from 2.5% over LIBOR to 3.75% over LIBOR.

Net loss increased to $(20.7) million in the fiscal year ended June 30, 2006 compared to $(8.7) million in the fiscal year ended June 30, 2005. The primary reason for the increase in the net loss is the loss from operations and the increase in interest expense discussed above.

Liquidity And Capital Resources

Avantair’s primary sources of liquidity have been cash provided by operations and cash provided from its debt facility with CNM, Inc. The balance outstanding under the debt facility was paid down to $7.1 million at June 30, 2007. This balance has been converted to a promissory note payable over 36 months with interest at 10% per year. Principal uses of cash are costs of operations and capital expenditures, principally deposits on fractional aircraft, the purchase of core aircraft and leasehold improvements. Cash generated by the business has not been sufficient to provide working capital to meet Avantair’s present requirements.

At June 30, 2007 and June 30, 2006 Avantair had a working capital deficit of $8.4 and $31.3 million, respectively, and an accumulated deficit of $56.2 million and $34.5 million, respectively. Approximately $6.2 million and $4.0 million of the deficit at June 30, 2007 and June 30, 2006, respectively, is attributable to the classification of aircraft costs related to fractional sales net of deferred revenue related to fractional aircraft share sales which does not have an impact on working capital as cash is received when an aircraft fractional share is sold. On October 2, 2006, Avantair sold approximately 3.2 million shares of its Class A common stock and raised approximately $9.0 million. In addition, it borrowed $7.6 million from CNM, Inc. to finance its business in the near term. Avantair has continued to sustain operating losses during the period through the closing of the Reverse Merger of Ardent on February 22, 2007, at which time Avantair gained access to Ardent’s capital resources. As of February 22, 2007, Ardent’s trust fund contained approximately $38.8 million, including interest. Following the closing, these amounts have been used as follows:

•

approximately $19.0 million of the funds deposited in the trust account was paid to CNM, Inc. to satisfy Avantair’s obligations under its Loan Agreement, dated October 2, 2006, and Revolving Credit Agreement, dated May 31, 2005, with CNM, Inc. which amount Ardent has agreed to pay on the condition that the acquisition is consummated;

•	Approximately $0.4 million to the Ardent stockholders who elected to exercise their conversion rights and receive their pro rata portion of the funds deposited in the trust account; and

•

the remaining funds in the trust account after the distributions listed above will be released to Ardent and Avantair to be used to fund transaction expenses, for future aircraft deposits, potential acquisitions and for working capital purposes.

With its borrowings, recent equity financing and anticipated access to Ardent’s capital, Avantair anticipates that its existing resources combined with revenues will enable it to maintain its current and planned operations for the next twelve months. However, changes in its plans or other events affecting its operating expenses, such as acquisition opportunities, may cause Avantair to expend its existing resources sooner than expected.

Avantair’s primary growth strategy is to increase the number of available aircraft and fractional share owners. Avantair presently sources all of its aircraft from a single manufacturer and has contractual commitments to purchase these aircraft at wholesale pricing for an aggregate of approximately $288.0 million to this manufacturer through 2011 for the delivery of 49 additional aircraft. In addition, it has also entered into an agreement with another manufacturer to buy 20 additional aircraft for a total purchase price of $56.0 million. Other than the fixed price of each aircraft, those costs related to such growth will be variable, and the primary variable expenses will be increased pilot salary and expense, maintenance expense and fuel expense. All of such expenses are expected to be covered by the sale of fractional shares and management fees. The cost of these aircraft is expected to be funded by pre-selling the fractional shares of each plane prior to such plane’s delivery or by Avantair raising additional capital. While Avantair intends to pursue potential acquisition opportunities it has not entered into any material commitment to consummate any acquisition and it would be premature to estimate any potential costs related to any such acquisition.

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

Fiscal year ended June 30, 2007 compared to fiscal year ended June 30, 2006.

Net cash used in operating activities totaled $17.2 million for the fiscal year ended June 30, 2007 compared to net cash provided by operating activities of $3.6 million for the fiscal year ended June 30, 2006. The increase in net cash used in operating activities during the fiscal year ended June 30, 2007 is primarily due to the fact that the Company paid approximately $10 million for two aircraft received in fiscal year 2007, for which the shares were presold in fiscal year 2006. In addition, the Company paid approximately $3.7 million to vendors, as well as, deposits of approximately $2.9 million for letters of credit to secure fuel purchases and credit card chargebacks in fiscal year 2007.

Net cash provided by investing activities was $2.5 million for the fiscal year ended June 30, 2007 compared to $0.7 million for the fiscal year ended June 30, 2006. The cash provided by investing activities during the fiscal year ended June 30, 2007 resulted from the sale of one of the aircraft held for sale.

Net cash provided by financing activities was $25.0 million for the fiscal year ended June 30, 2007 compared to net cash used of $4.2 million for the fiscal year ended June 30, 2006. During the fiscal year ended June 30, 2007, Avantair received an increase of $43.3 million in proceeds from the issuance of stock, an increase of $11.3 million in borrowings under long-term notes payable, an increase of $7.6 million in proceeds from borrowings under the line of credit, an increase in principal payments made on long-term notes payable of $13.0 million and an increase in the principal payments made on the line of credit of $22.8 million.

Fiscal year ended June 30, 2006 compared to fiscal year ended June 30, 2005.

Net cash provided by operating activities totaled $3.6 million for the fiscal year ended June 30, 2006, a decrease of $1.7 million from $5.3 million in the fiscal year ended June 30, 2005. This decrease resulted primarily from an $18.1 million net loss from operations (after non cash charges). This loss from operations was partially offset by an increase of $15.7 million in deferred revenue related to fractional aircraft sales (net of the aircraft costs related to fractional shares). This deferred revenue amount represents cash received for fractional shares sold on planes not yet delivered to Avantair. Avantair also increased its accounts payable to its vendors by $6.8 million.

Net cash provided by investing activities was $0.7 million for the fiscal year ended June 30, 2006, compared to net cash of $12.1 million used by Avantair for the fiscal year ended June 30, 2005. During the fiscal year ended June 30, 2006, Avantair received proceeds of $3.2 million from the sale and subsequent leaseback of a core aircraft. These proceeds were used to partially repay amounts owed to Wells Fargo, N.A. The cash used by investing activities consisted mainly of capital expenditures related to leasehold improvements in the fiscal year ended June 30, 2006 and acquisition of core aircraft in the fiscal year ended June 30, 2005.

Net cash provided by (used in) financing activities totaled ($4.2) million and $8.1 million for the fiscal year ended June 30, 2006 and 2005, respectively. Cash flows generated by financing activities consist of borrowings under long term notes payable, borrowings under its debt facility with CNM, Inc., principal payments on long-term notes payable, principal payments on the debt facility with CNM, Inc., and advances to stockholder. During the fiscal year ended June 30, 2006 Avantair made principal payments of $8.6 million on its debt facility with CNM, Inc., and $5.3 million on long-term notes payable, partially offset by $7.0 million in borrowings received from the debt facility with CNM, Inc., and $3.3 million in borrowings from long-term notes payable. During the fiscal year ended June 30, 2005 Avantair made principal payments of $23.8 million on its debt facility with CNM, Inc., and $6.4 million on long-term notes payable offset by $32.2 million in borrowings received from the debt facility with CNM, Inc., and $6.1 million in borrowings from long-term notes payable.

Neither Avantair nor its subsidiary has historically issued a dividend.

Financing Arrangements

Upon the closing of the acquisition of Ardent on February 22, 2007, Avantair gained access to Ardent’s capital resources. As of February 23, 2007, Ardent’s trust fund distributed to Avantair approximately $36.3 million, including interest. Following the closing, these amounts have been used as follows:

•

approximately $19.0 million of the funds deposited in the trust account was paid to CNM, Inc. to satisfy Avantair’s obligations under its Loan Agreement, dated October 2, 2006, and Revolving Credit Agreement, dated May 31, 2005, with CNM, Inc. which amount we paid following the consummation of the Reverse Merger;

•	approximately $0.4 million to the Ardent stockholders who elected to exercise their conversion rights and receive their pro rata portion of the funds deposited in the trust account; and

•

the remaining funds in the trust account after the distributions listed above were released to Ardent and Avantair to be used to fund transaction expenses, for future aircraft deposits, potential acquisitions and for working capital purposes.

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

In August 2007, the Company and CNM executed a new note agreement which converted an outstanding note obligation of approximately $7.0 million into a term loan payable monthly over three years and bearing interest at 10% per annum. CNM also assumed a promissory note due to Wells Fargo Bank for $2.9 million which was included as part of this new note agreement. The Company will account for this conversion in accordance with EITF Issue No. 98-14, “Debtor’s Accounting for Changes in Line-of -Credit or Revolving-Debt Arrangements.” No adjustments to the financial statements were necessary as a result of such modification.

As of June 30, 2007, Avantair owes Wells Fargo Equipment Finance, Inc. an aggregate of $7.3 million pursuant to various notes payable. Avantair used the proceeds received pursuant to these notes to purchase four aircraft. The notes in the amount of $4.4 million are payable in monthly installments ranging from $4,550 to $38,480 with interest rates ranging from 5.75% to 6.12% per year. The notes are collateralized by the aircraft. Avantair also has financed an aircraft maintenance program contract with Jet Support Services, Inc. in the amount of $3.5 million. The promissory note provides for seven monthly installments of $145,867, six monthly installments $52,532 and 47 monthly installments of $45,867, respectively, and interest is payable pursuant to the note at a rate of 7% per year.

Avantair has entered into a sale and leaseback agreement, dated August 11, 2006, with JMMS, LLC. Under the sale and leaseback agreement, Avantair sold 100% of its interest in a core aircraft for $4.2 million and leased back 68.8% of the aircraft for a five year term. The proceeds of the sale and leaseback arrangement were used to pay down the debt facility with CNM, Inc.

As described above, Avantair has various contractual obligations that affect its liquidity. The following table represents long-term debt obligations, contractual obligations and aircraft purchase commitments, each as of June 30, 2007:

Obligations (In U.S. currency) (1)	Long-Term Debt Obligations	Operating Leases(2)	Aircraft Purchase Commitments(3)
2008	$4,412,288	$3,604,490	$85,244,410
2009	4,764,610	3,616,909	71,940,000
2010	5,105,165	3,686,345	85,340,000
2011	1,526,379	3,719,349	76,250,000
2012	7,164,416	2,508,442	25,200,000
After 2012	—	22,863,464	—

Total minimum payment	$22,972,858	$39,998,999	$343,974,410

(1)	Amounts shown in table are not necessarily representative of, and may vary substantially from, amounts that will actually be paid in future years as Avantair may incur additional or different obligations subsequent to the date of this proxy statement.
(2)	Includes hangar, office and auto leases.
(3)	Includes purchase commitments for 49 Piaggio aircraft and 20 Embraer aircraft.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate Risk

Avantair is subject to market risk from exposure to changes in interest rates associated with its debt facility with CNM, Inc., a current liability, pursuant to which Avantair is obligated to pay 3.75% above LIBOR. At June 30, 2007 and June 30, 2006, the liability of Avantair with exposure to interest rate risk was approximately $2.2 million and $22.3 million, respectively.

June 30, 2007

Expected Maturity Date

(000’s)

Liabilities	2008	2009	2010	2011	2012	Total	Fair Value
Long-term Debt:
Fixed rate	$4,300	$4,700	$5,000	$1,400	$5,400	$20,800	$20,317
Avg interest rate	8.9%	8.9%	8.9%	8.9%	8.9%	8.9%
Variable rate	$100	$100	$100	$100	$1,800	$2,200	$2,062
Avg interest rate	7.3%	7.3%	7.3%	7.3%	7.3%	7.3%

Off-Balance Sheet Arrangements

Avantair has no off-balance sheet obligations nor guarantees and has not historically used special purpose entities for any transactions.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are included in this annual report on form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act). Based upon that evaluation, we concluded that our disclosure controls and procedures were not effective, based on the material weaknesses in our internal controls over financial reporting as identified and discussed in Item 1A (Risk Factors) of this report.

Management has made its evaluation of our disclosure controls and procedures as of June 30, 2007. Avantair is aware of the existence of a material weakness in the design and operation of Avantair’s internal controls over financial reporting that could adversely affect its ability to record, process, summarize and report financial information consistent with the assertions of management in the financial statements. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness first began with the independent audit of the fiscal years June 2004, 2005 and 2006. The auditor’s letter on material weakness states the following:

•	Avantair’s accounting files for fiscal 2004 were incomplete, which required significant modifications of accounting data for that period.

•

Costs of fractional shares and revenue on certain contracts during the years ended June 30, 2006, 2005 and 2004 were not recognized properly due to errors made on the electronic worksheets for reporting this information.

•	The accounting staff had the inappropriate level of knowledge, which contributed to errors and deficiencies in financial reporting and disclosures.

Avantair has addressed the concerns stated in the auditor’s letter on internal controls and made appropriate changes to remedy concerns over internal controls and reduce the possibility of a misstatement of Avantair’s financial statements. The actions taken include the hiring of a Chief Financial Officer, Assistant Controller and a Director of Financial Transactions. In addition, Avantair has modified its business processes to include enhanced controls over its core processes, the more significant of which are described below. Avantair continues to educate the senior accounting staff on the requirements of Section 404 of the Sarbanes-Oxley Act.

During fiscal 2007, Avantair has:

•	designed a process to record the sale of fractional shares and implemented a monthly and quarterly review of its calculation for recognizing revenue on fractional shares;

•	implemented a new expenditure and authorization process and a cash receipts process that will improve accuracy of recording cash receipts and disbursements;

•

hired additional accounting personnel with the appropriate level of knowledge to properly record transactions in the general ledger and prepare financial statements in accordance with generally accepted accounting principles; and

•	utilized the services of a consulting company which assists the Company in accounting and disclosure of complex transactions.

In fiscal 2008, Avantair will implement a new back-office accounting software package which will further improve the accounting process and related internal controls.

Because Avantair has not completed its remediation plan, management has concluded that a material weakness in the operation of our disclosure controls and procedures continues to exist at June 30, 2007.

Any failure to effectively address a material weakness or other control deficiency of Avantair or implement required new or improved controls, or difficulties encountered in their implementation, could disrupt Avantair’s ability to process key components of its results of operations and financial condition timely and accurately and cause Avantair to fail to meet its reporting obligations under rules of the Securities and Exchange Commission.

There has been no change in the our internal control over financial reporting during the fourth quarter of the fiscal year ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers and Directors

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

Steven Santo has served as Chief Executive Officer, President and a director of Avantair since its inception in July 2003 and Skyline Aviation Services, Inc. since June 2002. Mr. Santo is a licensed, commercially-rated pilot who has been flying for approximately 15 years. From 1995 through 2001, Mr. Santo practiced law as an attorney in private practice, concluding his law practice in 2001 as a name partner at the firm of Fields, Silver & Santo. From 1992 to 1995, Mr. Santo served as an Assistant District Attorney in New York working in the office’s major crimes unit. Mr. Santo received a J.D. from St. Johns School of Law and a bachelor’s degree from Villanova University.

John Waters has served as Chief Financial Officer, Treasurer and a director of Avantair since October 2006. From December 2005 to September 2006, Mr. Waters served as a consultant to Avantair. From July 2004 through December 2005 he was the Chief Administrative Officer of Authentidate Holdings Corp. Upon his retirement from Arthur Andersen & Co. in August 2001 he formed John Waters Consulting LLC, an entity that provided merger and acquisition services to several private equity organizations primarily located in New York City. From June 1967 through August 2001, Mr. Waters was employed by Arthur Andersen & Co. LLP. When he retired he was senior partner in that firm and in 1992 helped form and lead their acquisition Advisory Business Segment which provided merger and acquisition and structuring advice to private equity organizations and also consulted on several large cross border acquisitions initiated by clients located outside the United States. Mr. Waters received a bachelor’s degree in business administration from Iona College and is a Certified Public Accountant.

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

Kevin V. McKamey joined Avantair in October 2002 and is the Executive Vice President. He is responsible for long range planning, and facilities strategies including the FBO business. Prior to joining Avantair, Mr. McKamey had been the Flight and Sales Support Manager of Piaggio Avanti. Mr. McKamey is a graduate of the Embry-Riddle University where he received a degree in Aviation Business Administration.

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

Robert J. Lepofsky has been Chairman of Westcliff Capital Group, a private holding company since November 2006. After serving for ten years on the Board of Directors of Ensign-Bickford Industries, Inc., a broadly diversified, privately-held corporation with business interests ranging from food flavorings, industrial manufacturing, aerospace defense products and real estate development, Mr. Lepofsky became President and Chief Executive Officer of Ensign-Bickford in January 2005, a position he held until his retirement in November, 2006. From January 1989 to December 2004, Mr. Lepofsky was President and Chief Executive Officer of Helix Technology Corporation, a

publicly-held producer of innovative vacuum systems for the semiconductor industry and Mr. Lepofsky previously served as its Senior Vice President and Chief Operating Officer from 1979 through 1988. In January 2005 Mr. Lepofsky was named non-executive Chairman of the Board of Helix, a position he held until October 2005 when Helix merged with Brooks Automation, Inc., a publicly held producer of factory automation solutions for the global semiconductor and related industries. Mr. Lepofsky is a director of Moldflow Corporation, a publicly-held provider of software products and services for the plastics industry and chair of its Corporate Governance and Nominating committee. In the not-for-profit sector Mr. Lepofsky is Vice-Chairman of the CareGroup Health System, a major Harvard-affiliated healthcare system in Boston and a member of the Board of Overseers of the Boston Symphony Orchestra. Mr. Lepofsky received his B.S. degree from Drexel Institute of Technology.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the common stock and other equity securities of our Company. Officers, directors, and greater than ten percent beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file.

Based solely upon information furnished to us and contained in reports filed with the SEC, as well as any written representations that no other reports were required, we believe that all SEC filings of our directors, executive officers beneficial owners of greater than ten percent complied with Section 16 of the Exchange Act.

Audit Committee

On February 22, 2007, our board of directors established an audit committee comprised of Ms. Cuskley and Messrs. Goldberg and Lepofsky, with Ms. Cuskley acting as the chairman. Each of the members of our audit committee is independent within the meaning of SEC regulations. Our audit committee appoints, retains, sets compensation of, and supervises our independent accountants, reviews the results and scope of the audit and other accounting related service and reviews our accounting practices and systems of internal accounting and disclosure controls. Our board of directors believes that Ms. Cuskley is an “audit committee financial expert” (as defined in Regulation 228.401(e)(1)(i)(A) of Regulation S-B). The board of directors also believes that Ms. Cuskley would be considered an “independent” director under Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934.

The audit committee has a written charter, which was adopted by the board of directors in February 2007. A copy of the charter is filed with the SEC as Exhibit 99.1 to our Form 10-KSB for the fiscal year ended December 31, 2006.

Corporate Governance and Nominating Committee

On February 22, 2007, our board of directors has established a corporate governance and nominating committee comprised of Ms. Cuskley and Messrs. Goldberg and Lepofsky, with Mr. Lepofsky acting as Chairman. Each of the members of our nominating committee is independent within the meaning of SEC regulations. Our corporate governance and nominating committee selects, or recommends to the full board of directors for selection, all nominees to the board of directors.

The corporate governance and nominating committee has a written charter, which was adopted by the board of directors in February 2007. A copy of the charter is filed with the SEC as Exhibit 99.2 to our Form 10-KSB for the fiscal year ended December 31, 2006.

Compensation Committee

On February 22, 2007, our board of directors has established a compensation committee comprised of Messrs. Allen, Goldberg and Lepofsky, with Mr. Allen acting as chairman. Each of the members of our compensation committee is independent within the meaning of SEC regulations. Our compensation committee determines, or recommends to the full board of directors for determination, the compensation paid to our officers, to the extent our officers are entitled to receive compensation.

The compensation committee has a written charter, which was adopted by the board of directors in February 2007. A copy of the charter is filed with the SEC as Exhibit 99.3 to our Form 10-KSB for the fiscal year ended December 31, 2006.

Code of Ethics

On February 23, 2007, our board of directors adopted and amended a code of ethics that applies to its directors, officers and employees. A copy of our code of ethics is publicly available on our website at www.avantair.com. Requests for a copy of our code of ethics should be sent in writing to Avantair, Inc., 4311 General Howard Drive, Clearwater, FL, 33762.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The primary goals of the compensation committee of our board of directors with respect to executive compensation are to attract and retain the most talented and dedicated executives possible, to tie annual and long-term cash and stock incentives to achievement of specified performance objectives, and to align executives’ incentives with stockholder value creation.

To achieve these goals, our compensation committee recommends executive compensation packages to our board of directors that are generally based on a mix of salary, discretionary bonus and equity awards. Although our compensation committee has not adopted any formal guidelines for allocating total compensation between equity compensation and cash compensation, we intend to implement and maintain compensation plans that tie a substantial portion of our executives’ overall compensation to achievement of corporate goals and value-creating milestones such as the development of our products, the establishment and maintenance of key strategic relationships, reaching sales and marketing targets and the growth of our customer base as well as our financial and operational performance, as measured by metrics such as revenues and profitability.

We have not retained a compensation consultant to review our policies and procedures with respect to executive compensation. We intend to conduct an annual benchmark review of the aggregate level of our executive compensation, as well as the mix of elements used to compensate our executive officers.

Our compensation committee intends to perform a review based on a survey of executive compensation paid by peer companies in the fractional aircraft industry as well as retain the services of third-party executive compensation specialists, as it sees fit, in connection with the establishment of cash and equity compensation and related policies.

Elements of Compensation

Our compensation committee evaluates individual executive performance with a goal of setting compensation at levels the committee believes are comparable with executives in other companies of similar size and stage of development operating in our industry while taking into account our relative performance and our own strategic goals. The compensation received by our executive officers consists of the following elements:

Base Salary. Base salaries for our executives are established based on the scope of their responsibilities and individual experience, taking into account competitive market compensation paid by other companies for similar positions within the fractional aircraft industry. Base salaries are reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. Since February 2007, the base salary of our Chief Executive Officer has been $400,000. Since October 2006, the base salary of our Chief Financial Officer has been $275,000. The annual base salary for our other executive officers range from $150,000 to $250,000.

Our compensation committee believes that these base salary levels are commensurate with the general salary levels for similar positions in companies in a similar stage of development in our industry.

Discretionary Annual Bonus. In addition to base salaries, our compensation committee has the authority to award discretionary annual bonuses to our executive officers. The annual incentive bonuses are intended to compensate officers for achieving corporate goals and for achieving what the committee believes to be value-creating milestones.

Our compensation committee has not yet finalized the determination of the strategic milestones or corporate goals that it will apply in determining executives’ bonuses for 2007.

2006 Long-Term Incentive Plan

In February 2007, Avantair’s Board of Directors and stockholders approved Avantair’s 2006 Long Term Incentive Plan (which we sometimes refer to as the Plan).

Purpose

The purpose of the Plan is to further promote the interests of Avantair, its subsidiaries and its stockholders by enabling Avantair and its subsidiaries to attract, retain and motivate employees, non-employee directors and consultants or those who will become employees, non-employee directors or consultants, and to align the interests of those individuals and Avantair’s stockholders.

Number Of Shares

The maximum number of shares of Avantair common stock as to which awards may be granted under the Plan may not exceed 1,500,000 shares. Shares of Avantair common stock subject to issuance upon exercise or settlement of awards with respect to stock options, stock appreciation rights, restricted stock and restricted stock units shall count against this limit. Awards of performance units which are paid in cash, are not subject to this limit and will not count against the number of shares of Avantair common stock available under the Plan. With respect to awards intending to be “qualified performance-based compensation” under Section 162(m) of the Internal Revenue Code (which is referred to as the Code) the maximum amount that can be awarded in any calendar year to any participant is (i) in respect of performance units, performance-based restricted shares and restricted stock units and other awards (other than options and stock appreciation rights), 150,000 shares of Avantair common stock (or the then equivalent fair market value of such shares), and (ii) in the case of stock options and stock appreciation rights, 150,000 underlying shares of Avantair common stock. Avantair may grant awards that exceed the 150,000-share limit so long as the amount in excess of such limit is not intended to be “qualified performance-based compensation” under Code Section 162(m). The limits on the numbers of shares described in this paragraph and the number of shares subject to any award under the Plan are subject to proportional adjustment as determined by Avantair’s Board to reflect certain stock changes, such as stock dividends and stock splits (see “Recapitalization Adjustments” below).

If any awards under the Plan expire or terminate unexercised, the shares of common stock allocable to the unexercised or terminated portion of such award shall again be available for award under the Plan.

Administration

The administration, interpretation and operation of the Plan will be vested in the Compensation Committee of Avantair’s Board of Directors. The Compensation Committee may designate persons other than members of the Compensation Committee to carry out the day-to-day administration of the Plan.

Eligibility

The Plan permits awards to employees, non-employee directors of, and consultants to Avantair and its subsidiary.

No determination has been made as to future awards which may be granted under the Plan, although it is anticipated that recipients of awards will include the current executive officers of Avantair. It is not determinable what awards under the Plan would have been received by the executive officers and directors of Avantair and its subsidiaries during the fiscal year ended December 31, 2005 had the Plan then been in effect.

Awards Under the Plan

Awards under the Plan may consist of stock options, stock appreciation rights (which are sometimes referred to as SARs), restricted shares, restricted stock units or performance unit awards, each of which is described below. All awards will be evidenced by an award agreement between Avantair and the individual participant and approved by the Compensation Committee. At the discretion of the Compensation Committee, an eligible employee may receive awards from one or more of the categories described below, and more than one award may be granted to an eligible employee.

Stock Options and Stock Appreciation Rights

A stock option is an award that entitles a participant to purchase shares of Avantair common stock at a price fixed at the time the option is granted. Stock options granted under the Plan may be in the form of incentive stock options (which qualify for special tax treatment) or non-qualified stock options, and may be granted alone or in addition to other awards under the Plan.

An SAR entitles a participant to receive, upon exercise, an amount equal to:

•	the excess of

•	the fair market value on the exercise date of a share of Avantair common stock, over

•	the fair market value of a share of Avantair common stock on the date the SAR was granted,

•	multiplied by the number of shares of Avantair common stock for which the SAR has been exercised.

The exercise price and other terms and conditions of stock options and the terms and conditions of SARs will be determined by the Compensation Committee at the time of grant, and in the case of stock options, the exercise price per share may not be less than 100 percent of the fair market value of a share of Avantair common stock on the date of the grant. In addition, the term of any incentive stock options granted under the Plan may not exceed ten years. An option or SAR grant under the Plan does not provide the recipient of the option any rights as a shareholder and such rights will accrue only as to shares actually purchased through the exercise of an option or the settlement of an SAR.

If stock options and SARs are granted together in tandem, the exercise of such stock option or the related SAR will result in the cancellation of the related stock option or SAR to the extent of the number of shares in respect of which such option or SAR has been exercised.

Stock options and SARs granted under the Plan shall become exercisable at such time as designated by the Compensation Committee at the time of grant.

Payment for shares issuable pursuant to the exercise of a stock option may be made either in cash, by certified check, bank draft or money order payable to the order of Avantair, or by payment through any other mechanism permitted by the Compensation Committee, including, if the Compensation Committee so determines, by delivery of shares of Avantair common stock.

In addition, the Compensation Committee, in its sole discretion, may provide in any stock option or SAR award agreement that the recipient of the stock option or SAR will be entitled to dividend equivalents with respect to such award. In such instance, in respect of any such award which is outstanding on a dividend record date for Avantair common stock, the participant would be entitled to an amount equal to the amount of cash or stock dividends that would have paid on the shares of Avantair common stock covered by such stock option or SAR award had such shares of Avantair common stock been outstanding on the dividend record date.

Restricted Share Awards and Restricted Stock Units

Restricted share awards are grants of Avantair common stock made to a participant subject to conditions established by the Compensation Committee in the relevant award agreement on the date of grant. Restricted stock units are similar to restricted shares except that no shares of common stock are actually awarded to a participant on the date of grant and the common stock underlying the award will generally be provided to the participant after the vesting conditions have been satisfied.

Restricted shares and restricted stock units will vest in accordance with the conditions and vesting schedule, if any, provided in the relevant award agreement. A participant may not sell or otherwise dispose of restricted shares or restricted stock units until the conditions imposed by the Compensation Committee with respect to such shares and/or units have been satisfied. Restricted share awards and restricted stock units under the Plan may be granted alone or in addition to any other awards under the Plan. Restricted shares which vest will be reissued as unrestricted shares of Avantair common stock.

Each participant who receives a grant of restricted shares will have the right to receive all dividends and vote or execute proxies for such shares. Any stock dividends granted with respect to such restricted shares will be treated as additional restricted shares. Participants receiving grants of restricted stock units will not be stockholders until the common stock underlying the award is provided to them and they will not enjoy the rights of stockholders (such as receiving dividends and voting or executing proxies) until that time.

Performance Units

Performance units (with each unit representing a monetary amount designated in advance by the Compensation Committee) are awards which may be granted to participants alone or in addition to any other awards granted under the Plan. Generally, participants receiving performance unit grants will only earn such units if certain performance goals are satisfied during a designated performance period. The Compensation Committee will establish such performance goals and may use measures such as level of sales, earnings per share, income before income taxes and cumulative effect of accounting changes, income before cumulative effect of accounting changes, net income, earnings before interest and taxes, return on assets, return on equity, return on capital employed, total stockholder return, market valuation, cash flow, Cash EBITDA, completion of acquisitions and/or divestitures, comparisons to peer companies, individual or aggregate participant performance or such other measure or measures of performance as the Compensation Committee determines. The participant may forfeit such units in the event the performance goals are not met. If all or a portion of a performance unit is earned, payment of the designated value thereof will be made in cash, unrestricted shares of Avantair common stock, in restricted shares or in any combination thereof, as provided in the relevant award agreement.

Performance Goals For Qualified Performance-Based Compensation

Section 162(m) of the Code limits Avantair’s ability to deduct compensation paid to its senior executive officers, unless the compensation qualifies as “qualified performance-based compensation,” as defined in that section and the regulations promulgated under that section. In order to qualify as “qualified performance-based compensation,” the material terms of the performance goals must be disclosed to Avantair’s stockholders and approved by the stockholders. Among the material terms of the performance goals are descriptions of the business criteria on which the performance goals will be based.

To the extent possible Avantair intends to have the Plan satisfy the requirements of Section 162(m) so that the Compensation Committee is able to grant awards satisfying the requirements of “qualified performance-based compensation.” Consequently, Avantair must disclose the following business criteria in establishing performance goals under the plan:

•	level of sales,

•	earnings per share,

•	income before income taxes and cumulative effect of accounting changes,

•	income before cumulative effect of accounting changes,

•	net income,

•	earnings before interest and taxes, return on assets,

•	return on equity,

•	return on capital employed,

•	total stockholder return,

•	market valuation,

•	cash flow,

•	cash EBITDA,

•	comparisons to peer companies, and

•	completion of acquisitions and/or divestitures.

These performance goals will be based on any of the above business criteria, either alone or in any combination, on either a consolidated or business unit or divisional level, as the Compensation Committee may determine. Such business criteria will have any reasonable definitions that the Compensation Committee may specify, which may include or exclude any or all of the following items: extraordinary, unusual or non-recurring items; effects of accounting changes; effects of currency fluctuations; effects of financing activities (e.g., effect on earnings per share of issuing convertible debt securities); expenses for restructuring or productivity initiatives; non-operating items; acquisition expenses; and effects of divestitures. Any such business criterion or combination of such criteria may apply to a participant’s award opportunity in its entirety or to any designated portion or portions of the award opportunity, as the Compensation Committee may specify.

Recapitalization Adjustments

Awards granted under the Plan, any agreements evidencing such awards and the maximum number of shares of Avantair common stock subject to all awards, as well as the per participant per calendar year limitations described above, shall be subject to adjustment or substitution, as determined by Avantair’s Board of Directors, as to the number, price or kind of a security or other consideration subject to such awards or as otherwise determined by the Board to be equitable (i) in the event of changes in the outstanding stock or in the capital structure of Avantair by reason of stock or extraordinary cash dividends, stock splits, reverse stock splits, recapitalization, reorganizations, mergers, consolidations, combinations, exchanges, or other relevant changes in capitalization occurring after the date of grant of any such award or (ii) in the event of any change in applicable laws or any change in circumstances which results in or would result in any substantial dilution or enlargement of the rights granted to, or available for, participants, or which otherwise warrants equitable adjustment because it interferes with the intended operation of the Plan. Avantair shall give each participant notice of an adjustment hereunder and, upon notice, such adjustment shall be conclusive and binding for all purposes.

Mergers and Other Similar Events

In the event of any of the following:

A. Avantair is merged into or consolidated with another corporation or entity;

B. All or substantially all of the assets of Avantair are acquired by another person; or

C. The reorganization or liquidation of Avantair

Avantair’s Board of Directors may cancel any outstanding awards and cause the holders thereof to be paid, in cash, securities or other property (including any securities or other property of a successor or acquirer), or any combination thereof, the value of such awards as determined by Avantair Board of Directors, in its sole discretion (e.g., in the case of Stock Options, based upon the excess of the value of a share of Avantair common stock over the exercise price per share). Avantair’s Board of Directors may provide that such cash, securities or other property is subject to vesting and/or exercisability terms similar to the award being cancelled.

Amendment, Suspension or Termination of the Plan

Unless earlier terminated by Avantair’s Board of Directors, the Plan shall terminate on the date 10 years after the date the first award is granted thereunder. The Board may amend, suspend or terminate the Plan (or any portion thereof) at any time. However, no amendment shall (a) materially and adversely affect the rights of any participant under any outstanding award, without the consent of such participant (except as described below) or (b) increase the number of shares available for awards under the Plan without shareholder approval.

Section 409A of the Code provides substantial penalties to persons deferring taxable income, unless the requirements of Section 409A have been satisfied. Many awards provided under the Plan could be viewed as deferring income for participants and may, therefore, be subject to Section 409A. As of the date this report is being prepared, the Internal Revenue Service has not yet issued final regulations interpreting Section 409A, but they are expected to be issued in the near future. These final regulations, when issued, may require amendments to be made to the Plan. Consequently, the Plan explicitly provides that Avantair’s Board of Directors may amend the Plan, without participant consent, in any way it deems appropriate, even if such amendment would materially and adversely affect the rights of participants to satisfy Section 409A and the regulations that will be issued thereunder.

401(k) Plan

We have a tax-qualified employee savings and retirement plan, or 401(k) plan, which generally covers our employees. The plan is intended to qualify under Sections 401(a), 401(k) and 401(m) of the Internal Revenue Code of 1986, as amended, so that contributions, and income earned thereon, are not taxable to employees until withdrawn from the plan. Under the plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($15,500 in calendar year 2007) and have the amount of the reduction contributed to the plan. The plan also permits, but does not require, us to make matching contributions and profit-sharing contributions to the plan on behalf of participants. In addition, eligible employees may elect to contribute an additional amount of their eligible compensation as a catch-up contribution to the 401(k) plan, provided that such employees are age 50 or older ($5,000 in calendar year 2006). To date, we have not made any discretionary or profit-sharing contributions to the 401(k) plan. As a tax-qualified plan, we can generally deduct contributions to the 401(k) plan when made, and such contributions are not taxable to participants until distributed from the plan. Pursuant to the terms of the plan, participants may direct the trustees to invest their accounts in selected investment options.

Summary Compensation Table

The following table summarizes the compensation paid to our Chief Executive Officer, Chief Financial Officer, and to our other two most highly compensated executive officers whose total annual salary and bonus exceeded $100,000, for services rendered in all capacities to us during our fiscal year 2007. We refer to these officers as our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Grants ($)(1)	All Other Compensation ($)		Total ($)
Steven Santo (2)	2007	$343,750	$200,000	$16,190	$55,670	(3)	$615,610
Chief Executive Officer
John Waters (4)	2007	195,673	150,000	12,082	22,500	(5)	380,255
Chief Financial Officer and Director
Tracy L. Chaplin	2007	180,709	53,651	8,216	—		242,576
Chief Operating Officer
Kevin V. McKamey Executive Vice President	2007	150,000	25,000	4,833	11,280	(6)	191,113

(1)	The amounts shown reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2007, in accordance with Statement of Financial Accounting Standards No. 123(R).
(2)	In October 2006, we entered into a three-year employment agreement with Mr. Santo, our Chief Executive Officer and a director. The agreement provides that Mr. Santo will receive an annual base salary of $400,000 after the closing of the sale of the company to Ardent Acquisition Corporation and will be eligible to receive an annual performance bonus, which for 2007 may be 60% of his base salary. Future annual base salary will not be less than $400,000, with increases approved by the Compensation Committee and/or the Board of Directors.
(3)	Mr. Santo received an auto allowance of $23,934 and a housing allowance of $31,736.
(4)	In October 2006, we hired and entered into a three-year employment agreement with Mr. Waters, our Chief Financial Officer and a director. The agreement provides that Mr. Waters will receive an annual base salary of $275,000 and will receive a cash bonus award for the year ending June 30, 2007 in the amount of $137,500. The Compensation Committee increased this amount to $150,000.
(5)	Mr. Waters was engaged as an independent consultant during a portion of fiscal year 2007 and received consulting fees.
(6)	McKamey received an auto allowance of $11,280.

Grants of Plan – Based Awards for the Fiscal Year Ended June 30, 2007

We have granted shares of restricted stock or other plan-based awards and plan to continue to grant shares of restricted stock or other plan-based awards to executive officers, employees and other service providers. The following table provides information, as of June 30, 2007, concerning options granted to our named executive officers during the fiscal year ended June 30, 2007:

2007 Grants of Plan-Based Awards

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)
Steve Santo	5/18/2007	67,000
John Waters	5/18/2007	50,000
Tracy Chaplin	5/18/2007	34,000
Kevin McKamey	5/18/2007	20,000

(1)	Awards of restricted stock granted under the 2006 Long-Term Incentive Plan. One-third of the shares granted to each executive officer vest on May 18, 2008, and one-twelfth of the shares vest every three months thereafter.

The Plan was approved on February 22, 2007. On May 18, 2007, Avantair granted an aggregate of 214,000 shares of restricted stock to its executive officers and employees.

Outstanding Equity Awards for the Fiscal Year Ended June 30, 2007

The following table provides information concerning outstanding equity awards as of June 30, 2007, by each of our named executive officers:

Stock Awards

Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Steven Santo	67,000	345,050
John Waters	50,000	257,500
Tracy Chaplin	34,000	175,100
Kevin McKamey	20,000	103,000

(1)	Awards of restricted stock granted under the 2006 Long-Term Incentive Plan. One-third of the share grated to each executive officer vest on May 18, 2008, and one-twelfth of the shares vest every three months thereafter.

Option Exercises and Stock Vested

No named executive officer was granted any stock options and there were no options exercised during the fiscal year ended June 30, 2007. The Company issued 474,000 shares of fully vested stock to Messrs. Santo, Waters and McKamey. There were no shares of restricted stock that vested during the fiscal year ended June 30, 2007.

COMPENSATION OF DIRECTORS

The following director compensation table shows the compensation we paid in 2007 to our non-employee directors:

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Total ($)
Clinton Allen	10,000	10,113	20,113
Barry Gordon	15,000	10,113	25,113
Arthur Goldberg	10,000	10,113	20,113
Robert Lepofsky	10,000	10,113	20,113
Stephanie Cuskley	15,000	10,113	25,113

(1)	The fees earned by the directors may be paid, at the director’s option, in cash and/or in hours flown in Company aircraft at estimated fair market value per hour. Messrs. Allen, Goldberg and Lepofsky have chosen to be paid in hours flown in company aircraft.

Mr. Gordon and Ms. Cuskley have chosen to be paid in cash.

(2)	The amounts shown reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2007, in accordance with Statement of Financial Accounting Standards No. 123(R).

Pension Benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the fiscal year ended June 30, 2007.

Nonqualified Deferred Compensation

Our named executive officers did not earn any nonqualified deferred compensation benefits from us during the fiscal year ended June 30, 2007.

Employment Arrangements with Named Executive Officers

Steven Santo

On September 29, 2006, we entered into an employment agreement with Mr. Santo, our Chief Executive Officer and a director. The agreement provides that Mr. Santo will receive an annual base salary of $400,000 after the closing of the sale of the company to Ardent Acquisition Corporation and will be eligible to receive an annual performance bonus, which for 2007 may be 60% of his base salary. Future annual base salary will not be less than $400,000, with increases approved by the Compensation Committee and/or the Board of Directors. Mr. Santo is entitled, among other things, to:

•	participate in all benefit programs, including the registered retirement savings plan, established and made available to its employees;

•	monthly living expenses in the amount of $2,800 through June 30, 2008;

•	monthly automobile lease reimbursement of $1,500; and

•	reimbursement for any reasonable out-of-pocket expenses incurred in the course of employment.

The term of the employment agreement is three years.

John Waters

On September 29, 2006, we entered into an employment agreement with Mr. Waters, our Chief Financial Officer and director. For the year ending June 30, 2007, the agreement provides that Mr. Waters will receive an annual base salary of $275,000 and a cash award in the amount of $137,500. For 2007, the cash award was increased by the Board of Directors to $150,000. Mr. Waters is entitled, among other things, to:

•	participate in all benefit programs, including the registered retirement savings plan, established and made available to its employees;

•	monthly living expenses in the amount of $2,000 through June 30, 2007;

•	monthly automobile lease reimbursement of $500; and

•	reimbursement for any reasonable out-of-pocket expenses incurred in the course of employment.

The term of the employment agreement is three years.

We do not have an employment agreement with the other named executive officers.

Termination Benefits

If the agreements are terminated by Messrs. Santo or Waters voluntarily without good reason, Avantair shall have no further obligations following the effective date of termination other than to pay the employee for any accrued but unpaid salary and reimbursable expenses.

If the agreements are terminated by Avantair without cause or by the executive for good reason or for disability, then Messrs. Santo or Waters are respectively entitled to:

•	any then accrued but unpaid base salary and performance bonus as of the date of termination; and

•	payment of the base salary in effect at the time of termination and continuation of health insurance for a period of 12 months.

In each agreement, “cause” means:

•	employee’s fraud or breach of fiduciary obligations in connection with performance of his duties with Avantair (including but not limited to any acts of embezzlement or misappropriation of funds);

•	employee’s indictment for a felony or plea of guilty or nolo contendere to a felony charge or any criminal act involving moral turpitude;

•

employee’s being under the influence of any drugs (other than prescription medicine or other medically-related drugs to the extent that they are taken in accordance with their directions) or repeatedly being under the influence of alcohol, during the performance of his duties under his employment agreement, or, while under the influence of such drugs or alcohol, engaging in grossly inappropriate conduct during the performance of his duties under his employment agreement;

•	employee’s refusal to substantially perform his duties under his employment agreement, except in the event that the employee becomes permanently disabled;

•	employee’s willful misconduct or gross negligence in connection with his employment;

•

employee’s material violation of any Avantair policies or procedures relating to harassment, discrimination or insider trading; or employee’s material breach of any provision of his employment agreement.

In each agreement, “good reason” means:

•	Avantair’s willful material breach of any provision of his employment agreement;

•

any material adverse change in employee’s position, authority, duties or responsibilities (other than a change due to employee’s permanent disability or as an accommodation under the Americans With Disabilities Act) which results in: (A) a diminution in any material respect in employee’s position, authority, duties, responsibilities or compensation, which diminution continues in time over at least thirty (30) days, such that it constitutes an effective demotion; or (B) a material diversion from employee’s performance of the functions of employee’s position, excluding for this purpose material adverse changes made with employee’s written consent or due to employee’s termination for cause or termination by employee without good reason; or

•

relocation of Avantair’s headquarters and/or employee’s regular work address to a location which requires the employee to travel more than forty (40) miles from employee’s place of employment on the date of his employment agreement.

In addition, each employee’s interest in any stock options or restricted stock will fully vest on the effective date of a termination without cause.

Under the employment agreement with Mr. Santo, if the employment agreement had been terminated by the Company without cause or by Mr. Santo for good reason or for disability, effective June 29, 2007 (the last business day of our fiscal year of 2007), he would have been paid a total of $755,850, including: (i) $400,000 representing his base salary then in effect, (ii) $10,800 representing the continuation of health insurance for a period of 12 months; and (iii) $345,050 representing the acceleration of the vesting of 67,000 shares of restricted stock from the 2006 Long-term Incentive Plan (based on the closing price of $5.15 per share as of June 29, 2007).

Under the employment agreement with Mr. Waters, if the employment agreement had been terminated by the Company without cause or by Mr. Waters for good reason or for disability, effective June 29, 2007 (the last business day of our fiscal year of 2007), he would have been paid a total of $545,595: (i) $275,000 representing his base salary then in effect, (ii) $13,095 representing the continuation of health insurance for a period of 12 months; and (iii) $257,500 representing the acceleration of the vesting of 50,000 shares of restricted stock from the 2006 Long-term Incentive Plan (based on the closing price of $5.15 per share as of June 29, 2007).

On February 23, 2007, the Board of Directors approved an annual cash retainer of $40,000 for each director, other than those Directors serving as employees. Each director has the option to receive, in whole or in part, such amount in cash or hours flown in Company aircraft. The hours flown in Company aircraft will be valued at estimated fair market value. Mr. Gordon will receive an additional $35,000 in annual cash compensation for service as our non-Executive Chairman. Ms. Cuskley will receive an additional $20,000 in annual cash compensation for service as our Audit Committee Chairperson.

On February 23, 2007, Avantair granted 30,000 options to purchase shares of its common stock to each of Barry Gordon, Arthur Goldberg, Stephanie Cuskley, Robert Lepofsky and Clinton Allen. The options granted to the directors vest one third each year on the anniversary of the grant, subject to the grantee’s continued service on the Board of Directors.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee has ever been an officer or employee of the Company or any of its subsidiaries.

None of our executive officers serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers who serve on our board of directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of August 31, 2007.

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class
Jonathan Auerbach(2)	3,055,400		20.1%
Steven Santo(3)	1,708,650		11.2%
Allison Roberto(4)	1,646,650		10.8%
Paul Sonkin(5)	2,833,053	(6)	18.6%
Jeff Feinberg(7)	1,000,000		6.6%
Jeffrey Kirby(8)	936,282		6.2%
Paul J Solit(9)	893,311		5.9%
Seth Klarman(10)	817,000		5.4%
Fred B. Barbara(11)	756,426		5.0%
Barry J. Gordon(12)	1,004,066	(13)	6.6%
John Waters	745,034	(14)	4.8%
Arthur H. Goldberg(15)	210,000	(16)	1.4%
Stephanie A. Cuskley(17)	—		*
A. Clinton Allen(18)	7,000		*
Robert J. Lepofsky(19)	10,000		*
Kevin McKamey	357,445		2.3%*
Tracy Chaplin	34,000		*
All directors and executive officers as a group (9 individuals)	4,076,195	(22)	26.8%

*	Less than 1%.
(1)	Unless otherwise noted, the business address of each of the following is c/o Avantair, 4311 General Howard Drive, Clearwater FL 33762
(2)	The business address of Mr. Auerbach is Hound Partners, LLC, 101 Park Avenue, 48th Floor, New York, NY 10178.
(3)	1,641,650 of the shares are held by Camelot 27 LLC. Each of Steven Santo and Allison Roberto are members of Camelot 27 LLC. Includes 67,000 shares of restricted stock which were granted to Steven Santo individually.
(4)	1,641,650 of the shares are held by Camelot 27 LLC. Each of Steven Santo and Allison Santo are members of Camelot 27 LLC. Includes 5,000 shares of restricted stock which were granted to Allison Santo individually.
(5)

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

(6)	Includes 1,173,590 shares of common stock issuable upon exercise of warrants.
(7)	The business address of Mr. Feinberg is JLF Asset Management, LLC, 2775 Via De La Valle, Suite 204, Del Mar CA 92014.
(8)	The business address of Mr. Kirby is P.O. Box 70458, Reno, Nevada 89570.
(9)	The business address of Mr. Solit is Potomac Capital Management, 825 Third Avenue, 33 Floor, New York, NY 10022.
(10)	The business address of Mr. Klarman is The Baupost Group, LLC, 10 St. James Avenue, Suite 2000, Boston, MA 02116.

(11)	The business address of Mr. Barbara is BHP Partners LLC, 2300 South Archer Avenue, Chicago, IL 60616.
(12)	The business address of Mr. Gordon is c/o American Fund Advisors, Inc., 1415 Kellum Place, Suite 205, Garden City, NY 11530.
(13)	Includes 374,626 shares of common stock issuable upon exercise of warrants.
(14)	Includes 200,000 shares of common stock issuable upon exercise of warrants.
(15)	The business address of Mr. Goldberg is c/o Corporate Solutions Group, 175 Great Neck Road, Suite 408, Great Neck, NY 11021.
(16)	Includes 125,000 shares of common stock issuable upon exercise of warrants.
(17)	The business address of Ms. Cuskley is 180 East 79th Street, New York, NY 10021.
(18)	The business address of Mr. Allen is 710 South Street, Needham, MA 02492.
(19)	The business address of Mr. Lepofsky is c/o Westcliff Capital Group, PO Box 81367, Wellesley Hills, MA 02461.
(20)	Includes 20,000 shares of restricted stock granted to Mr. McKamey.
(21)	Represents shares of restricted stock granted to Ms. Chaplin.
(22)	Includes 699,626 shares of common stock issuable upon exercise of warrants.

Item 13. Certain Relationships and Related Transactions

The following is a summary of transactions since January 1, 2004 to which we have been a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors or beneficial holders of more than 5% of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements which are described under the section of this report entitled “Compensation Discussion and Analysis.”

On October 2, 2006, our Company (formerly known as “Ardent Acquisition Corporation”) entered into a reverse merger with stockholders of Avantair, Inc., a Nevada corporation (“Old Avantair”), which included, among others, John Waters, our Chief Financial Officer, Steven Santo, our Chief Executive Officer, Kevin McKamey, our Executive Vice President, and Jeffrey Kirby, Paul Sonkin, Paul Solit and Fred B. Barbara, each at least a 5% beneficial owner of our shares (collectively, the “Related Party Stockholders”) pursuant to which, as part of the reverse merger, our Company sold 539,568 shares to existing stockholders, including members of our management at $2.78 per share. For a detailed description of the reverse merger, please see “Business – Recent Developments” of this report.

In connection with a separate (but related) transaction, Old Avantair entered into an investors rights agreement (we refer to this as the Investors Rights Agreement) under which Avantair agreed with certain of its stockholders to cause us to file a registration statement within 60 days following the closing of the acquisition, and to file “shelf” registration statements within 60 days following the issuance of the contingent deferred purchase price payments described above. If we do not timely file any of these registration statements, then, on the 60th day after the issuance of such shares and for each 30-day period thereafter that the applicable registration statement remains unfiled, Advantair will issue warrants (exercisable at $5.00 per share) to the Old Avantair stockholders eligible to participate in such registration statements in an amount equal to 2% of their initial investment in Avantair. In the Stock Purchase Agreement, we acknowledged that we will comply with these obligations. The full text of the Investors Rights Agreements is Exhibit 10.1 of our Current Report on Form 8-K, filed on October 4, 2006.

At the closing of the reverse merger, certain of Old Avantair’s stockholders (who received in the aggregate approximately 51% of the shares of our common stock issued at the closing) agreed to restrictions on their ability to sell certain of these shares of our common stock. These restrictions prohibit sale of such shares by most of these Avantair stockholders until the second anniversary of the closing of the acquisition. In addition, upon the close of the reverse merger, John Waters, Avantair’s Chief Financial Officer, received warrants for $.01 exercisable for an aggregate of 200,000 shares. These warrants were issued on the same terms as the publicly traded warrants of Ardent.

On October 2, 2006, the Old Avantair also issued 474,000 fully vested shares of Class A, common stock with a fair market value of $5.36 per share to three members of its management team, Steven Santo, John Waters and Kevin McKamey. The shares were valued using the trading price of Ardent’s common stock at the date of issuance. Accordingly the company has taken a compensation charge of $2,542,400.

On October 2, 2006, Old Avantair signed the Purchase Agreement with Ardent Acquisition Corporation. The Purchase Agreement provided for Ardent to issue 6,684,822 shares of common stock to the stockholders of Old Avantair in exchange for all of the issued and outstanding shares of Ardent. The agreement also provides for Ardent to issue to the existing shareholders of the Company an additional 954,975 shares in fiscal 2007 and 4,774,873 shares in fiscal 2008 if certain financial milestones are achieved. The Company results did not meet the requirement for the year ended June 30, 2007 and therefore these shares were not issued. In addition, there will be 4,774,873 shares issued to the existing stockholders of Old Avantair, including Steve Santo, John Waters and Kevin McKamey, if the future trading price of the stock meets certain criteria prior to February 23, 2009. Upon the closing of the transaction, 1,601,593 of shares of Ardent’s common stock included within the purchase price were transferred to an escrow agent to secure the indemnification obligations of the Company stockholders under the stock purchase agreement.

Effective September 8, 2006, Old Avantair’s Chairman, Alfred Rapetti, resigned. Upon his resignation, the former chairman and the Company entered into two transactions to reacquire the Company’s shares owned by the former chairman. One transaction entailed the Company’s repurchase of 178,471 shares of the Company’s common stock owned by the former chairman in exchange for the forgiveness of approximately $650,000 the former chairman owed the Company or a value of approximately $3.66 per share. The second transaction involved the Company’s repurchase of the remaining 136,707 shares of the Company’s common stock owned by the former chairman in exchange for $500,000 note payable from the Company or a value of approximately $3.66 per share. Management and the former chairman negotiated the value of each transaction and mutually agreed to such values.

Prior to the Chairman’s resignation, Avantair had entered into the following related party transactions:

•

An agreement for the continuing education of customer-facing personnel including pilots, with a company that is owned by the wife of the Company’s former Chairman. The payments made to this entity approximated $28,200 and $165,000 during the fiscal years ended June 30, 2007 and 2006, respectively. Effective September 30, 2006, this arrangement had been terminated; and

•

A lease of an apartment owned by the former Chairman’s wife for use by Avantair personnel and clients. Rental payments of approximately $23,000 were paid to her during the fiscal year ended June 30, 2007 and approximately $60,000 for the year ended June 30, 2006. Effective September 8, 2006, the Company terminated the arrangement.

Avantair has also entered into the following transactions with Steven Santo, its Chief Executive Officer:

•

As a result of the relocation of the major business activities to Clearwater, Florida, Avantair pays rent for Steven Santo’s living quarters in Florida. The amount of these rental payments approximate $31,700 for the fiscal year ended June 30, 2007 and $26,000 for the year ended June 30, 2006.

•

Prior to January 1, 2007, Avantair leased a Socata TBM 850 aircraft from Aircraft Support, LLC (“Aircraft Support”). Steven Santo, our Chief Executive Officer, and Alfred Rapetti, our former Chairman, owned all of the outstanding interests in Aircraft Support. Upon the resignation of Mr. Rapetti, all interests in Aircraft Support, LLC were transferred to Avantair. Avantair made lease payments of approximately $23,000 per month. Rental expense for the three and nine months ended March 31, 2007 was $0 and $138,000, respectively and $54,000 for the year ended June 30, 2006. Upon the resignation of the former Chairman, Avantair assumed 50% of the outstanding interest of Aircraft Support. The remaining 50% of the outstanding interest was assumed by Avantair on January 1, 2007, along with the outstanding debt obligation in the amount of $2.2 million. The fair value of the aircraft is equal to or greater than the debt assumed. Avantair is the guarantor on the related debt. Aircraft Support is a leasing company and its sole asset is the Socata TBM 850 aircraft.

On February 27, 2007, Avantair granted 30,000 options to purchase shares of its common stock to each of Barry Gordon, Arthur Goldberg, Stephanie Cuskley, Robert Lepofsky and Clinton Allen. Each of these individuals is a director of Avantair. The options granted to the directors vest one third each year on the anniversary of the grant, subject to the grantee’s continued service on the Board of Directors. In addition, On May 18, 2007, Avantair granted an aggregate of 214,000 shares of restricted stock to its executive officers and employees, including 67,000 shares to

Steven Santo, our Chief Executive Officer, 50,000 shares to John Waters, our Chief Financial Officer, 34,000 shares to Tracy Chaplin, our Chief Operator Officer and 20,000 shares to Kevin McKamey, our Executive Vice President. One-third of the shares vest on May 18, 2008, and one-twelfth of the shares vest every three months thereafter.

Policies and Procedures for Related Party Transactions

We have adopted a code of ethics, or Code of Conduct, for both our directors, officers and employees and our Chief Executive Officer, Chief Financial Officer and all of our other financial executives pursuant to which all directors, officers and employees must promptly disclose to us through the chairperson of the audit committee, any material transaction or relationship that reasonably could be expected to give rise to an actual or apparent conflict of interest with Avantair, Inc. In approving or rejecting the proposed agreement, our audit committee shall consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, but not limited to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. Our audit committee shall approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our audit committee determines in the good faith exercise of its discretion.

Item 14. Principal Accounting Fees and Services

Principal Accounting Fees and Services

Our Audit Committee has selected J.H. Cohn, LLP, as the principal independent registered public accounting firm for 2007. J.H. Cohn, LLP has served as our principal independent registered public accounting firm since August 1, 2006.

Fees

The following table sets forth the fees billed or to be billed for professional services rendered by J.H. Cohn, LLP for audit services, audit-related services, and all other services in fiscal years 2007 and 2006, respectively.

	2007	2006
Audit Fees (1)	$230,699	$175,000
Audit-Related Fees (2)	96,000	—

Total Fees	$326,699	$175,000

(1)	For professional services rendered in connection with the audit of our annual financial statements and the reviews of the financial statements included in each of our quarterly reports on Form 10-Q.
(2)	For assurance and related services that are reasonably related to the performance of the audit or review of our financial statements in connection with regulatory filings.

Policy on Pre-Approval by Audit Committee of Services Performed by Principal Independent Registered Public Accounting Firm

The policy of the Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by our principal independent registered public accounting firm.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following are filed as a part of this report.

(1)	Financial Statements

Reference is made to the Index to Financial Statements on Page F-1.

(2)	Financial Statement Schedules

None.

(3)	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 27, 2007

Avantair, Inc.

By:	/s/ Steven Santo
Steven Santo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Steven Santo Steven Santo	Chief Executive Officer and Director (Principal Executive Officer)	September 27, 2007

/s/ John Waters John Waters	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	September 27, 2007

/s/ Barry Gordon Barry Gordon	Chairman	September 27, 2007

/s/ Clinton Allen Clinton Allen	Director	September 27, 2007

/s/ Robert Lepofsky Robert Lepofsky	Director	September 27, 2007

/s/ Arthur H. Goldberg Arthur H. Goldberg	Director	September 27, 2007

/s/ Stephanie Cuskley Stephanie Cuskley	Director	September 27, 2007

EXHIBIT INDEX

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of October 2, 2006 between Ardent Acquisition Corporation and the Stockholders of Avantair, Inc. (1)

2.2	Letter Agreement, entered into as of October 2, 2006 between Avantair, Inc., certain equity investors and Ardent Acquisition Corporation. (1)

2.3	Amendment to Stock Purchase Agreement, dated as of December 15, 2006 between Ardent Acquisition Corporation and the Stockholders of Avantair, Inc. (2)

3.1	Amended and Restated Certificate of Incorporation. (3)

3.2	Amended and Restated By-laws. (4)

4.1	Specimen Unit Certificate. (5)

4.2	Specimen Common Stock Certificate. (5)

4.3	Specimen Warrant Certificate. (5)

4.4	Form of Unit Purchase Option to be granted to Representative. (5)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (5)

4.6	2006 Long –Term Incentive Plan. (6)*

10.1	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Barry J. Gordon. (5)

10.2	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Marc H. Klee. (5)

10.3	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Harvey Granat. (5)

10.4	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Robert Brill. (5)

10.5	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Arthur G. Goldberg. (5)

10.6	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Philip Goodman. (5)

10.7	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Alan J. Loewenstein. (5)

10.8	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Robert Sroka. (5)

10.9	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (5)

10.10	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. (5)

10.11	Form of Letter Agreement between American Fun Advisors, Inc. and Registrant regarding admin. support. (5)

10.12	Promissory Note, dated October 31, 2004, in the principal amount of $70,000 issued to Barry J. Gordon. (5)

10.13	Registration Rights Agreement among the Registrant and the Initial Stockholders. (5)

10.14	Form of Warrant Purchase Agreement among EarlyBirdCapital, Inc. and each of the Initial Stockholders. (5)

10.15	Investors Rights Agreement, entered into as of October 2, 2006, between Avantair, Inc. and certain equity investors. (1)

10.16	Loan Agreement, entered into as of October 2, 2006 by and among Avantair, Inc., CNM, Inc. and Ardent Acquisition Corporation. (1)

10.17	Amended and Restated Promissory Note, dated June 1, 2007, made by Avantair, Inc. to CNM, Inc. (4)

14.1	Code of Ethics for directors, officers and employees (7)

14.2	Code of Ethics for senior financial officers and the principal executive officer (7)

99.1	Charter for the Audit Committee of the Board. (8)

99.2	Charter for the Corporate Governance and Nominating Committee of the Board. (8)

99.3	Charter for the Compensation Committee of the Board.(8)

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 4, 2006.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2006.
(3)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Securities and Exchange commission on March 15, 2007.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-142312).
(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-121028).
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 23, 2007.
(7)	Incorporated by reference to Registrant’s Current Report on form 8-K, filed with the Securities and Exchange Commission on February 28, 2007.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 6, 2007.
*	Management contract or compensatory plan or arrangement.

AVANTAIR, INC. AND SUBSIDIARY

(Formerly Ardent Acquisition Corporation)

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Avantair, Inc.

We have audited the accompanying consolidated balance sheets of Avantair, Inc. and Subsidiary (Formerly Ardent Acquisition Corporation) as of June 30, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the years in the three-year period ended June 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avantair, Inc. and Subsidiary as of June 30, 2007 and 2006, and their results of operations and cash flows for each of the years in the three-year period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has experienced recurring net losses resulting in an accumulated deficit of $56,198,527 as of June 30, 2007. In addition, the Company has a working capital deficiency of $8,407,103 as of June 30, 2007. These conditions, among other matters, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ J.H. Cohn LLP

Jericho, New York

August 27, 2007

AVANTAIR, INC. AND SUBSIDIARY

(Formerly Ardent Acquisition Corporation)

Consolidated Balance Sheets

As of June 30, 2007 and 2006

ASSETS

	June 30,
	2007	2006
CURRENT ASSETS
Cash and cash equivalents	$12,577,468	$2,175,734
Accounts receivable, net	5,087,491	2,792,276
Inventory	579,517	253,533
Property held for sale	—	7,870,300
Current portion of aircraft costs related to fractional sales	31,895,085	21,203,413
Current portion of notes receivable	1,015,163	1,672,481
Prepaid expenses and other current assets	378,394	80,419

Total current assets	51,533,118	36,048,156

AIRCRAFT COSTS RELATED TO FRACTIONAL SALES – net of current portion	74,870,704	43,251,783

PROPERTY AND EQUIPMENT, NET	15,380,698	4,835,743

OTHER ASSETS
Restricted cash	2,942,983	—
Deposits	9,904,054	13,431,683
Deferred maintenance agreement	2,691,539	3,329,500
Notes receivable – net of current portion	1,327,552	2,921,163
Goodwill	1,141,159	1,141,159
Other assets	698,453	195,496

Total other assets	18,705,740	21,019,001

Total assets	$160,490,260	$105,154,683

See Notes to Consolidated Financial Statements

AVANTAIR, INC. AND SUBSIDIARY

(Formerly Ardent Acquisition Corporation)

Consolidated Balance Sheets

As of June 30, 2007 and 2006

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	June 30,
	2007	2006
CURRENT LIABILITIES
Accounts payable	$5,765,189	$9,452,291
Accrued liabilities	3,141,061	1,947,338
Borrowings under line of credit from a related party	—	22,317,079
Customer deposits	612,500	580,989
Current portion of deferred revenue related to fractional aircraft share sales	38,058,547	25,205,020
Current portion of notes payable	4,412,288	4,400,293
Unearned management fee and charter card revenues	7,950,636	3,437,615

Total current liabilities	59,940,221	67,340,625

Notes payable, net of current portion	18,560,570	6,550,138
Deferred revenue related to fractional aircraft share sales, net of current portion	92,186,334	64,993,095
Other liabilities	1,762,159	1,301,432

Total long-term liabilities	112,509,063	72,844,665

Total liabilities	172,449,284	140,185,290

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued	—	—
Common stock, Class A, $.0001 par value, 75,000,000 shares authorized, 15,220,817 and 3,288,500 shares issued and outstanding	1,522	329
Common stock, Class B, non-voting, $10 par value, 1,250 shares authorized, 100 shares issued and outstanding	—	1,000
Additional paid-in capital	46,124,857	671
Accumulated deficit	(56,198,527)	(34,498,621)
Due from stockholder	—	(533,986)
Treasury stock, at cost	(1,886,876)	—

Total stockholders’ deficit	(11,959,024)	(35,030,607)

Total liabilities and stockholders’ deficit	$160,490,260	$105,154,683

See Notes to Consolidated Financial Statements

AVANTAIR, INC. AND SUBSIDIARY

(Formerly Ardent Acquisition Corporation)

Consolidated Statements of Operations

For the years ended June 30, 2007, 2006 and 2005

	2007	2006	2005
Revenues
Fractional aircraft shares sold	$29,695,175	$23,756,070	$10,580,859
Maintenance and management fees	38,787,596	22,824,940	11,645,999
Demonstration and charter card revenues	7,910,461	1,814,370	1,167,520

Total revenue	76,393,232	48,395,380	23,394,378

Operating expenses
Cost of fractional aircraft shares sold	24,370,988	19,166,722	9,318,013
Cost of flight operations	45,857,463	31,782,820	14,384,368
Write-off of aircraft deposit	300,000	—	—
General and administrative expenses (including share-based compensation expense of $2,784,592 in 2007 and $0 in 2006 and 2005)	20,554,140	13,406,376	6,885,229
Selling expenses	4,333,268	3,672,754	976,164

Total operating expenses	95,415,859	68,028,672	31,563,774

Loss from operations	(19,022,627)	(19,633,292)	(8,169,396)

Other income (expenses)
Interest income	444,179	557,508	490,591
Interest expense	(3,406,181)	(2,110,119)	(1,194,723)
Other income, net	284,723	437,982	167,329

Total other expenses	(2,677,279)	(1,114,629)	(536,803)

Net loss	$(21,699,906)	$(20,747,921)	$(8,706,199)

Loss per common share:
Basic and diluted	$(2.47)	$(6.31)	$(2.65)

Weighted-average common shares outstanding:
Basic and diluted	8,780,234	3,288,590	3,288,590

See Notes to Consolidated Financial Statements

AVANTAIR, INC. AND SUBSIDIARY

(Formerly Ardent Acquisition Corporation)

Consolidated Statements of Changes in Stockholders’ Deficit

For the years ended June 30, 2007, 2006 and 2005

	CLASS A COMMON STOCK		CLASS B COMMON STOCK		PAID-IN CAPITAL	DUE FROM STOCKHOLDER	ACCUMULATED DEFICIT	TREASURY STOCK	TOTAL STOCKHOLDERS’ DEFICIT
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, July 1, 2004	3,288,590	$329	100	$1,000	$671	$—	$(5,044,501)	$—	$(5,042,501)
Net loss	—	—	—	—	—	—	(8,706,199)	—	(8,706,199)

Balance, June 30, 2005	3,288,590	329	100	1,000	671	—	(13,750,700)	—	(13,748,700)
Advances to stockholder	—	—	—	—	—	(533,986)	—	—	(533,986)
Net loss	—	—	—	—	—	—	(20,747,921)	—	(20,747,921)

Balance, June 30, 2006	3,288,590	329	100	1,000	671	(533,986)	(34,498,621)	—	(35,030,607)
Advances to stockholder	—	—	—	—	—	(118,339)	—	—	(118,339)
Reclassification of stockholder advances to treasury stock	(178,471)	(18)	—	—	—	652,325	—	(652,307)	—
Redemption of Class A common stock	(136,707)	(14)	—	—	—	—	—	(499,986)	(500,000)
Redemption of Class B shareholders	—	—	(100)	(1,000)	—	—	—	(734,583)	(735,583)
Sale of common stock at 2.78 per share, net of $450,000 of costs	3,237,410	324	—	—	8,549,676	—	—	—	8,550,000
Issuance of shares to members of management at fair value of $5.36 per share	474,000	47	—	—	2,542,353	—	—	—	2,542,400
Shares outstanding upon consummation of reverse merger	8,400,000	840	—	—	34,014,961	—	—	—	34,015,801
Stock redemption in connection with reverse merger	(64,550)	(6)	—	—	(362,126)	—	—	—	(362,132)

	CLASS A COMMON STOCK		CLASS B COMMON STOCK		PAID-IN CAPITAL	DUE FROM STOCKHOLDER	ACCUMULATED DEFICIT	TREASURY STOCK	TOTAL STOCKHOLDERS’ DEFICIT
	SHARES	AMOUNT	SHARES	AMOUNT
Issuance of shares to financial advisor in connection with reverse merger	200,545	20	—	—	1,070,890	—	—	—	1,070,910
Issuance of warrants to financial advisor in connection with reverse merger	—	—	—	—	64,240	—	—	—	64,240
Issuance of warrants at fair value of $0.77	—	—	—	—	156,000	—	—	—	156,000
Issuance of 150,000 stock options to non-employee directors.	—	—	—	—	44,946	—	—	—	44,946
Issuance of restricted stock grants to employee executives and managers	—	—	—	—	43,246	—	—	—	43,246
Net loss							(21,699,906)		(21,699,906)

Balance at June 30, 2007	15,220,817	$1,522	—	$—	$46,124,857	$—	$(56,198,527)	$(1,886,876)	$(11,959,024)

See Notes to Consolidated Financial Statements

AVANTAIR, INC. AND SUBSIDIARY

(Formerly Ardent Acquisition Corporation)

Consolidated Statements of Cash Flows

For the year ended June 30, 2007, 2006 and 2005

	2007	2006	2005
OPERATING ACTIVITIES:
Net loss	$(21,699,906)	$(20,747,921)	$(8,706,199)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,013,530	2,649,096	1,932,757
Gain on sale of assets	—	(207,544)	—
Fair value of warrants issued to officer	154,000	—
Fair value of stock issued to officers	2,542,400	—	—
Fair value of stock options issued	88,192	—	—
Provision for bad debts	—	200,000	200,000
Changes in operating assets and liabilities:
Accounts receivable	(2,518,189)	(180,572)	(2,136,033)
Accounts receivable from vendor	222,974	(468,089)	(388,686)
Inventory	(325,984)	1,911,853	8,020,487
Deposits and other assets	2,919,969	(4,304,605)	(271,078)
Deferred maintenance agreement	637,961	(3,329,500)	—
Prepaid expenses and other current assets	(297,975)	43,376	(161,646)
Note and lease payments receivable	2,250,929	5,473,288	(4,725,253)
Aircraft costs related to fractional shares	(42,310,593)	(13,890,428)	(29,866,783)
Other assets	(502,957)	54,478	(224,750)
Accounts payable	(3,687,102)	6,827,457	1,625,878
Accrued liabilities	1,193,723	187,983	152,319
Deferred maintenance and management fees	4,513,021	(595,306)	4,032,921
Restricted cash	(2,942,983)	—	—
Customer deposits	31,511	(816,711)	(74,800)
Other liabilities	661,444	251,811	45,241
Deferred gain on sale and leaseback of asset	(200,788)	1,003,946	—

	2007	2006	2005
Deferred revenue related to fractional aircraft share sales	40,046,766	29,568,930	35,862,142

Net cash provided by (used in) provided by operating activities	(17,210,057)	3,631,542	5,316,517

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	4,200,000	3,207,625	—
Capital expenditures	(1,654,951)	(2,507,085)	(12,117,319)

Net cash provided by (used in) investing activities	2,545,049	700,540	(12,117,319)

FINANCING ACTIVITIES:
Borrowings under long-term notes payable	11,312,277	3,272,000	6,148,576
Borrowings under line of credit	7,581,365	7,019,591	32,235,792
Principal payments on long-term notes payable	(12,965,653)	(5,335,698)	(6,395,768)
Principal payments on line of credit	(22,848,144)	(8,588,034)	(23,844,262)
Proceeds from issuance of stock	8,550,000	—	—
Cost of stock redemption	(362,132)	—	—
Proceeds from consummation of reverse merger	35,150,951	—	—
Proceeds from issuance of warrants to officer	2,000	—	—
Advances to stockholder	(118,339)	(533,986)	—
Cost of treasury shares	(1,235,583)	—	—

Net cash provided by (used in) financing activities	25,066,742	(4,166,127)	8,144,338

Net increase in cash and cash equivalents	10,401,734	165,955	1,343,536
Cash and cash equivalents, beginning of the year	2,175,734	2,009,779	666,243

Cash and cash equivalents, end of the year	$12,577,468	$2,175,734	$2,009,779

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid (net of amounts capitalized)	$3,610,172	$2,120,658	$1,082,224

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Issuance of shares in connection with reverse merger	$1,070,910	$—	$—

	2007	2006	2005
Issuance of warrants in connection with reverse merger	$64,240	—	—

Reclassification of stockholder advances to treasury stock	$652,325	$—	$—

Asset acquired under capital lease	$4,392,163	$—	$—

Deferred gain on sale and leaseback of asset	$860,714	$—	$—

Conversion of short-term borrowings to long-term notes payable	$7,050,300	$—	$—

Note payable for purchase of core aircraft net of deposit ($607,000)	$2,233,340	$—	$—

See Notes to Consolidated Financial Statements

NOTE 1 – OPERATIONS AND MANAGEMENT’S PLANS

Avantair, Inc. (formerly known as Ardent Acquisition Corporation) (“Avantair”, “Ardent” or the “Company”), was organized on September 14, 2004 as a blank check company whose objective was to acquire an operating business.

On October 2, 2006, the Company signed a definitive stock purchase agreement (the “Reverse Merger”) with Avantair Inc. (“Old Avantair”). The agreement, as amended on December 15, 2006, provided for Avantair to issue 6,684,822 shares of common stock to the stockholders of Old Avantair in exchange for all of the issued and outstanding shares of Old Avantair (the “Share Exchange” or “Reverse Merger”). The agreement also provided for the Company to issue to the stockholders of Old Avantair additional shares as follows:

•

At the end of the fiscal year ending June 30, 2007, if Cash Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) (EBITDA + non cash expenses) is greater than $6,000,000 for the fiscal year ending June 30, 2007, the Company will issue an aggregate of 954,975 shares of its common stock to Old Avantair stockholders. The Company’s results did not meet the requirement for the year ended June 30, 2007 and therefore these shares were not issued.

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

Where appropriate, additional shares issued as a result of achieving the targets referred to above will be accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share based Payments” (“SFAS 123(R)”) where the fair value of shares issued will be charged to expense when earned and issued.

On February 22, 2007, the stockholders of Avantair voted in favor of the Reverse Merger. Subsequent to the Reverse Merger, Old Avantair’s business activities were the activities of Avantair. The stockholders and management of Old Avantair own a substantial portion of the equity of the combined company. The Board of Directors is comprised of three individuals designated by Avantair’s stockholders and four individuals designated by Old Avantair’s stockholders, one of which is subject to the approval of Avantair’s stockholders. In addition, Old Avantair’s management is responsible for carrying out the Company’s current business plan. As a result, this transaction has been treated as a Reverse Merger, and a capital transaction, equivalent to the issuance of stock by Old Avantair for Avantair’s net assets and, accordingly, the historical financial statements prior to February 22, 2007 are those of Old Avantair. All shares and per share data prior to the Share Exchange have been restated to reflect the stock issuances and the effect of the closing of the Share Exchange including the recognition of 8,400,000 shares of Ardent common stock outstanding as of the closing of the Share Exchange. Upon the closing of the Share Exchange, 1,601,593 shares of the Company’s common stock included within the purchase price have been transferred to an escrow agent to secure indemnification obligations of the Company’s stockholders under the stock purchase agreement. Such shares will be released from escrow within 45 days of the Company filing of its Form 10-K for the year ending June 30, 2008.

The Company is engaged in the sale and management of fractional ownership of professionally piloted aircraft for personal and business use. The Company operates fixed flight based operations, aircraft maintenance, concierge services to customers from hangars and office locations in Clearwater, Florida and Camarillo, California.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Successful transition to profitable operations is dependent upon obtaining a level of sales adequate to support the Company’s cost structure and an uninterrupted delivery of aircraft. The Company has suffered recurring losses resulting in an accumulated deficit of $56,198,527 and a working capital deficiency of $8,407,103 as of June 30, 2007. Management intends to continue to finance the operations of the Company through future cash flows from operations, future financings, and through the capital obtained through the Reverse Merger which was completed on February 22, 2007 (see Note 12). However, there can be no assurance that the Company will be able to obtain such financing or internally generate cash flows from operations, which may impact the Company’s ability to continue as a going concern. The accompanying consolidated balance sheets do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the potential inability of the Company to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary, and have been prepared in conformity with accounting principles generally accepted in the United States of America. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated and combined financial statements and accompanying notes. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated and combined financial statements. Significant estimates and assumptions by management affect: the proper recording of revenue arrangements with multiple deliverables, the allowance for doubtful accounts, the carrying value of long-lived assets, the amortization period of long-lived assets, the provision for income taxes and related deferred tax accounts, certain accrued expenses and contingencies.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investment grade investments held with financial institutions, with maturities of three months or less from the date of acquisition.

Restricted Cash

The Company agreed to restrict $2,942,983 in cash to secure deposits for leases, provide security for credit card charge backs and to secure fuel purchases. Management believes that these amounts will be restricted for at least one year and, accordingly, has classified such cash as non-current.

Revenue Recognition

The Company sells fractional shares of aircraft and the related maintenance and management services that accompany aircraft ownership. The aircrafts are sold in 1/16th shares or multiples thereof. The purchase agreement grants the customer the right to the use of the aircraft for a specified number of hours each year the aircraft is in service. When a customer purchases a fractional share, they are also required to enter into a five-year management and maintenance agreement. Under the terms of the management and maintenance agreement, the Company agrees to manage, operate and maintain the aircraft on behalf of the customer in exchange for a fixed monthly fee.

Fractional Aircraft Shares

The Company does not have vendor specific objective evidence to determine the fair value of each element and, as a result, has adopted the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) to account for the sale of fractional shares of aircraft. Accordingly, if the sales of the fractional shares cannot be separated from the underlying maintenance agreement, the revenue is recognized ratably over the life of the maintenance agreement. The sales of the fractional shares of the aircraft are recognized as income over a five-year period. The period in which revenue is recognized will be evaluated on a periodic basis. Factors that will impact management’s assessment of the most appropriate period of revenue recognition will include, but not be limited to, customer turnover, terms and conditions of the related fractional share sale, maintenance arrangements as well as any other factor that could impact revenue.

Referral Incentive Hours

The Company accounts for the additional hours granted under the referral incentive program by expensing costs as they are incurred which have not been material to date.

Management and Maintenance Agreement

Revenue earned in connection with the management and maintenance agreements is recognized ratably over the term of the agreement or five years. At times a customer will prepay its management and maintenance fee for a period of one year or longer. This is recorded as unearned revenue and amortized into revenue on a monthly basis in accordance with the schedule provided for within each agreement.

Demonstration and Charter Card Revenues

Demonstration revenues. The Company charges prospective new aircraft share owners $3,000 per hour for each hour where the prospective share owners are flown to demonstrate the quality and capabilities of the aircraft. The Company recognizes revenue related to these demonstration flights when the flight is completed.

Charter Card revenues. The Company sells access to its aircraft fleet for a 15 or 25 hour time card for flight time without the requirement to purchase an ownership share in an aircraft. The card holder pays the Company the entire amount in advance of access to the aircraft fleet. The Company defers the entire amount paid and recognizes revenue as aircraft are flown on an incremental basis.

Aircraft Costs Related To Fractional Sales

The Company reflects aircraft costs related to the sale of fractional aircraft shares. As a result of the adoption of EITF 00-21 the Company recognizes the sales of the fractional shares of aircraft as income over the five-year period. The aircraft costs related to sales of fractional shares consist of the cost of the aircraft and are recorded as an asset and recognized as cost of aircraft shares sold over the five-year period.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.

Information related to the activity of the allowance for doubtful accounts is as follows:

	June 30,
	2007	2006	2005
Beginning balance	$600,000	$400,000	$200,000
Bad debt expense	—	200,000	200,000
Write-offs	(139,623)	—	—

Ending balance	$460,377	$600,000	$400,000

Management believes that they have adequately provided for uncollectible receivables in the Company’s allowance for doubtful accounts.

Customer Deposits

Customer deposits are cash payments received from customers who have purchased a fractional interest in an aircraft and that specific aircraft is not available for delivery.

Advertising Costs

Advertising costs are expensed as incurred and totaled $2,040,804, $1,791,099 and $459,979 for the years ended June 30, 2007, 2006 and 2005, respectively.

Inventory

Aircraft parts inventory is valued at the lower of cost (determined by the first-in, first-out method) or market.

Deferred Rent

The aggregate of minimum annual operating lease payments are expensed on a straight-line basis over the term of the related leases. The amount by which straight-line rent differs from actual lease payments is recognized as deferred rent and is included in other liabilities.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets to the amounts expected to be realized.

Share-Based Compensation

The Company accounts for share-based compensation to employees and directors in accordance with SFAS 123(R) which requires the recognition of compensation expense for employee stock options and other share-based payments. Under SFAS 123(R), expense related to employee stock options and other share-based payments is recognized over the relevant service period based on the fair value of each stock option grant.

Goodwill and Long-lived Assets

Goodwill represents the excess of cost over fair value of net assets acquired through acquisitions. In accordance with SFAS No. 141, Business Combinations (“SFAS 141”), all business combinations must be accounted for under the purchase method of accounting. SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), eliminates the amortization of goodwill and certain other intangible assets and requires an evaluation of impairment by applying a fair-value based test. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company’s reporting units based on discounted cash flow models using revenue and profit forecasts and comparing the estimated fair values with the carrying values of the Company’s reporting units which include the goodwill. If the estimated fair values are less than the carrying values, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of the Company’s “implied fair value” requires the Company to allocate the estimated fair value to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value.

The Company performs its annual goodwill impairment testing, in the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company performed its annual evaluation during June 2007 and determined that goodwill was not impaired based on an evaluation of the fair value of the Company compared to the Company’s book value. The fair value of the Company was estimated by management based on cash flow analysis and recent negotiations with third parties for a transaction to take the Company public.

Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the Company, estimation of aircraft in use, the useful life over which cash flows will occur, and determination of cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment.

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

In preparing its impairment analysis the Company derives fair value based on two approaches:

•

Market prices. The Company had entered into negotiations in April 2006 for a transaction with Ardent Acquisition Corporation which placed the fair value of the Company at approximately $59 million (11 million shares x $5.40 per share based on the quoted market price of Ardent’s common stock during April 2006). The $59 million fair value of the Company was in excess of the Company’s book value of approximately $(36) million at June 30, 2006. At June 30, 2007, the quoted market for Avantair’s common stock was $5.15 a share with 15,220,817 shares outstanding giving the Company a total market capitalization of approximately $78 million.

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

•

The Company has a commitment from its aircraft manufacturer for the delivery of 15 planes in the next 12 months and management believes it will fully sell the fractional shares with respect to those planes prior to or contemporaneous with the receipt of the planes which would produce a cash flow improvement.

As a result of the analyses, no impairment charges were required for long-lived assets during the years ended June 30, 2007 and June 30, 2006.

Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options and warrants is antidilutive due to the losses incurred by the Company, they have been excluded from the Company’s computation of net loss per share for all years presented. Therefore, basic and diluted loss per share was the same for years ended June 30, 2007, 2006 and 2005. The total number of potentially dilutive securities excluded from the calculation of diluted loss per share for the year ended June 30, 2007 was 14,510,000 which were comprised of 14,146,000 warrants to purchase one share of the Company’s common stock, 214,000 shares of restricted stock and 150,000 outstanding options. There were no potentially dilutive securities outstanding during the years ended June 30, 2006 and 2005.

Property and Equipment

Property and equipment is recorded at cost and consists principally of aircraft purchased which are not fractionalized and which provide additional capacity to the Company to meet customer demand. Depreciation and amortization is computed using the straight-line method over the following useful lives:

Aircraft	7 years
Office equipment and furniture and fixtures	5 - 7 years
Flight management software/hardware	5 years
Vehicles	5 years
Improvements	Lesser of estimated useful life or the term of the lease

Expenditures for maintenance and repairs of property and equipment are expensed as incurred. Major improvements are capitalized.

The Company capitalized interest costs relating to borrowings made for the acquisition of aircraft. The amounts capitalized are as follows:

	2007	2006	2005
Total interest costs	$3,952,087	$2,610,119	$1,594,723
Less: amount capitalized	545,907	500,000	400,000

Interest expense	$3,406,180	$2,110,119	$1,194,723

Recently Issued Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (as amended) – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Incomes Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company implemented FIN 48 in July 2007 and adoption did not have any impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS No. 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. For the Company, SFAS No. 157 is effective for the fiscal year beginning July 1, 2008. Management is currently evaluating this standard to determine its impact, if any, on our consolidated financial statements.

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact of SFAS No. 159, if any, on our consolidated financial statements.

NOTE 3 – CONCENTRATIONS OF RISK

The Company acquires all of its aircraft from one supplier and is dependent on that supplier for timely delivery of its airplanes. Any disruption in the delivery of these airplanes would cause the Company to incur significant costs without the benefit and the cash flow it receives from its customers.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash and cash equivalents in bank deposits, the balances of which, at times, may exceed Federally insured limits. Exposure to credit risk is reduced by placing such deposits in high credit quality financial institutions. At June 30, 2007, the Company had cash and cash equivalents in excess of Federally insured limits of $17,394,281.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost as of June 30, 2007 and 2006 consisted of the following:

	2007	2006
Aircraft	$16,824,050	$3,513,003
Leasehold improvements	2,267,451	1,442,873
Furniture, fixtures and equipment	1,357,037	1,036,358
Flight management software/hardware	541,649	349,266
Vehicles	44,817	44,071

Total	21,035,004	6,385,571
Less: accumulated depreciation and amortization	(5,654,306)	(1,549,828)

	$15,380,698	$4,835,743

Depreciation and amortization expense for the years ended June 30, 2007, 2006 and 2005 was $2,013,530, $2,649,096 and $1,932,757, respectively, and is included in general and administrative expenses.

NOTE 5 – PROPERTY HELD FOR SALE

During 2006, the Company decided to sell certain of its aircraft and reclassified the net book value of such aircraft to property held for sale. The Company sold one of its aircraft and recovered its net book value. In April 2007, management decided to hold the aircraft previously classified as held for sale to meet increased customer demand on the fleet. The asset cost and related accumulated depreciation have been reclassified and included with property and equipment. In addition, an adjustment was recorded in April to adjust for depreciation expense not previously taken in the amount of $881,653.

NOTE 6 – RELATED PARTY TRANSACTIONS

In fiscal 2006, the Company rented an aircraft hangar in Reno, Nevada from CNM Hanger, LLC (“CNM”), a former stockholder of the Company. The lease was terminated on October 1, 2006. Rent expense for the years ended June 30, 2007, 2006 and 2005 was $65,000, $240,000 and $240,000, respectively.

The Company had a financing arrangement with the majority stockholder of CNM. The borrowings under this arrangement bear interest at 3.75% over the one-month LIBOR rate per annum and were personally guaranteed by CNM. Borrowings outstanding under this arrangement at June 30, 2006 totaled $22,317,079. This arrangement was terminated in February 2007.

During fiscal 2006, CNM, Inc. et. al. and Charles Matthewson filed an action (but did not serve) against the Company and its largest stockholder. The complaint alleged that the parties breached certain credit agreements and owed the defendants $25,000,000 as a result of the alleged breach. On November 1, 2006, this litigation was dismissed without prejudice.

Included in cost of flight operations are costs for continuing education of customer-facing personnel including pilots, which have been paid to a company that is owned by the wife of the Company’s former Chairman. The payments made to this entity approximated $28,200, $165,000 and $0 during the years ended June 30, 2007, 2006 and 2005, respectively. Effective September 30, 2006, this arrangement has been terminated.

The Company leased an apartment, which is owned by the former Chairman’s wife for use by Company personnel and clients. Rental payments of approximately $23,000 were paid to her for the year ended June 30, 2007. Effective September 8, 2006, the Company terminated the arrangement.

As a result of the relocation of the major business activities to Clearwater, Florida, the Company pays rent for the Chief Executive Officer’s living quarters in Florida. The amount of these rental payments approximate $27,038 for the year ended June 30, 2007.

On September 29, 2006, the Company entered into employment agreements with its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). The individual agreements are for three years and provide for aggregate compensation including bonuses of approximately $2.4 million over the term of the agreements.

The Company leased a Socata TBM 850 aircraft from Aircraft Support, LLC (“Aircraft Support”). The CEO of the Company and the former Chairman owned all of the outstanding interests in Aircraft Support. Avantair made lease payments of approximately $23,000 per month. Rental expense for the twelve months ended June 30, 2007 was approximately $138,000. Upon the resignation of the former Chairman, Avantair assumed 50% of the outstanding interest of Aircraft Support. The remaining 50% of the outstanding interest was assumed by Avantair on January 1, 2007, along with the outstanding debt obligation in the amount of $2.2 million. On January 1, 2007, the Company acquired all of the outstanding interest in Aircraft Support and assumed the outstanding debt obligation in the amount of $2.2 million. The fair value of the aircraft is equal to or greater than the debt assumed. The CEO and the former Chairman are guarantors on the related debt. Aircraft Support has no operations and its sole asset is the Socata TBM 850 aircraft. The Company followed the guidance under EITF No. 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” in evaluating the accounting treatment of this transaction and, accordingly, has recorded this as a purchase of an asset.

NOTE 7 – INCOME TAXES

The difference between income tax benefit provided at the Company’s effective rate and the statutory rate at June 30, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Income tax benefit at statutory rate	$8,194,626	$7,261,774	$2,960,108
State taxes, net of Federal benefit	648,484	622,438	—
Increase in valuation allowance	(8,843,110)	(7,884,212)	(2,960,108)

Total	$—	$—	$—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) at June 30, 2007 and 2006 are as follows:

	2007	2006
Deferred tax liability
Goodwill	$(115,637)	$(107,484)
Depreciation	(826,738)	(1,187,940)

	(942,375)	(1,295,424)

Deferred tax assets
Deferred revenues, net of amortized aircraft costs related to fractional share sales	6,579,939	9,508,882
Other	572,876	323,217
Net operating loss carryforwards	15,863,155	4,693,810

	23,015,970	14,525,909
Less valuation allowance	(22,073,595)	(13,230,485)

	942,375	1,295,424

Net deferred tax assets	$—	$—

As the ultimate realization of the potential benefits of the Company’s net operating loss carryforwards is considered unlikely by management, the Company has offset the deferred tax assets attributable to those potential benefits through a valuation allowance in 2007, 2006 and 2005 and, accordingly, the Company did not recognize any benefit from income taxes in the accompanying consolidated statements of operations. At June 30, 2007, the Company had net operating loss carryforwards of approximately $41.7 million which begin to expire in 2019.

Upon the completion of the Reverse Merger, the Company became subject to Section 382 of the IRS Code relating to a change in ownership. Accordingly, utilization of the net operating loss carryforward will be subject to substantial annual limitation due to the ownership change limitations provided by the IRS Code of 1986, as amended, and similar state provisions. The annual limitation will result in the expiration of the net operating loss before utilization.

Information related to the activity of the valuation allowance is as follows:

	June 30,
	2007	2006	2005
Beginning balance	$13,230,485	$5,346,273	$2,386,165
Increase in valuation allowance	8,843,110	7,884,212	2,960,108

Ending balance	$22,073,595	$13,230,485	$5,346,273

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company conducts a major part of its operations from leased facilities, which include airplane hangars and administrative offices. The 15 year hangar lease in Clearwater, Florida expiring in 2021 is classified as an operating lease. The balance of the Company’s facilities are covered by operating leases which expire over the next 10 years.

Most of the operating leases contain an option to renew at the then fair rental value for periods of five to ten years. These options enable the Company to retain use of facilities in desirable operating areas.

In addition, the Company leases transportation equipment and data processing equipment under operating leases expiring during the next three years.

Total rent expense for the years ended June 30, 2007, 2006 and 2005 was $2,420,466, $944,784 and $466,306, respectively.

Future minimum lease payments on these leases are:

Year Ended June 30,
2008	$3,604,490
2009	3,616,909
2010	3,686,345
2011	3,719,349
2012	2,508,442
Thereafter	22,863,464

$39,998,999

With respect to the Company operating leases at Clearwater, Florida (which covers hangar space), the lease provides for rent allocation credits for the first three years. These credits have been netted in rental expense on a straight line basis over the term of the lease.

Purchase Commitment

As of June 30, 2007, the Company has agreed to purchase 49 additional Avanti II P-180 aircraft from Piaggio America. The total commitment is $287,974,410 to be delivered through fiscal 2011.

The Company also has a contract with another manufacturer to acquire 20 aircraft for approximately $56,000,000 through fiscal 2012. This agreement replaced a previous contract which provided for the delivery of 104 aircraft in an amount of approximately $570,000,000. The Company paid $1,300,000 in deposits in connection with that prior commitment. The manufacturer permitted the Company to transfer $1,000,000 of the deposits to the contract entered into on September 29, 2006. The Company forfeited the remaining $300,000 of deposits which was charged to expense in the year ended June 30, 2007.

Contingencies

Two sales tax assessments have been made against the Company’s wholly owned subsidiary with regards to aircraft purchased in 2003 totaling $875,000, including interest and penalties. In January 2007, the Company received notification that the two sales tax assessments against the Company have been dismissed. The accrual previously recorded was reversed in 2007.

Litigation

From time to time the Company is party to various legal proceedings in the normal course of business involving principally commercial charter party disputes. It is expected that these claims would be covered by insurance if they involve liabilities that arise from collision, other casualty, death or personal injuries to crew, subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. At June 30, 2007, there were no legal proceedings which management anticipates would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 9 – SALE AND LEASEBACK TRANSACTION

The Company entered into a sale and leaseback agreement, dated August 11, 2006, with JMMS, LLC. Under the sale and leaseback agreement, the Company sold 100% of its interest in a core aircraft for $4.2 million and leased back 68.8% of the aircraft for a five year term. The proceeds of the sale and leaseback arrangement was used to pay down the line of credit with CNM, Inc. In March 2007, the Company amended the lease agreement to include a provision for the Company to buy back the aircraft at the expiration of the term. As a result of the amendment, the Company has accounted for the sale and leaseback transaction as a finance lease in accordance with SFAS Nos. 13 and 98, “Accounting for Leases”. Accordingly, the deferred gain of $110,134 has been reversed and the asset and related liabilities have been recorded in the accompanying consolidated balance sheet as of June 30, 2007.

The capital lease obligation is comprised of the following:

2008	$474,000
2009	474,000
2010	474,000
2011	474,000
2012	4,279,000

Total minimum payments	6,175,000
Less amount representing interest	1,791,122

Present value of minimum lease payments	$4,383,878

The capital lease obligation is included in notes payable in the accompanying consolidated balance sheets.

NOTE 10 – BRIDGE LOAN

On October 2, 2006, the Company and CNM and its principal stockholders entered into a revolving credit agreement (the “Agreement”) that provides for the Company to borrow $7,600,000 from CNM. This borrowing was conditional on the execution of a definitive stock purchase agreement with a public company, which occurred on October 2, 2006. The parties also agreed that upon the completion of the stock purchase agreement and approval of the proposed acquisition by the public company shareholders, the Company would repay a minimum of $19,000,000 of the borrowings under the revolving credit agreement. Per the terms of the Agreement, upon the completion of the Reverse Merger the Company repaid approximately $19,000,000 of the borrowings under the revolving credit agreement with CNM.

In addition, upon the execution of the stock purchase agreement, the outstanding balance after repayment of the $19,000,000, which may be no more than $10,000,000, will be converted into a term loan payable quarterly over three years and bearing interest at 10% per annum. The borrowings under the arrangement were collateralized by a first priority lien and security interest in all of the Company’s assets.

Under the agreement, the Company also has agreed to provide the principal stockholder of CNM 100 hours of use of its aircraft over the three-year period. The fair value of aircraft usage of approximately $200,000 was accrued and will be amortized to interest expense over the term of the remaining debt under a method that will produce a constant periodic rate of return. In the year ended June 30, 2007, CNM used approximately 25.2 hours at an internal cost of $24,091.

In August 2007, the Company and CNM executed a new note agreement which converted an outstanding note obligation of approximately $7,000,000 into a term loan payable monthly over three years and bearing interest at 10% per annum. CNM also assumed a promissory note due to Wells Fargo Bank for $2,900,000 which was included as part of this new note agreement. The Company will account for this conversion in accordance with EITF Issue No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.” No adjustments to the financial statements were necessary as a result of such modification.

NOTE 11 – LONG TERM DEBT

Long-term debt consists of the following as of June 30, 2007 and 2006:

	2007	2006
Wells Fargo Equipment Finance, Inc.	$7,267,244	$7,593,212
CNM, Inc.	7,101,969	—
Jet Support Services, Inc.	2,043,727	3,145,219
Bank of America	2,176,040	—
JMMS, Inc.	4,383,878	—
Other	—	212,000

	22,972,858	10,950,431
Less current portion	(4,412,288)	(4,400,293)

Long-term debt	$18,560,570	$6,550,138

Wells Fargo Equipment Finance, Inc.

The Company has financing arrangements for the purchase of four aircraft under various notes payable with Wells Fargo Equipment Finance, Inc. The notes in the amount of $4,367,244 are payable in monthly installments ranging from $4,550 to $38,480 with interest ranging from 5.75% to 6.12% per annum, through 2012. The notes are collateralized by the aircraft and are personally guaranteed by a stockholder of the Company.

On December 16, 2003, the Company entered into a promissory note with Wells Fargo Equipment Finance, Inc. for $2,900,000 in connection with the purchase of an aircraft. The terms of the note provide for interest only monthly payments at 5.75% per annum through December 15, 2007, at which date the outstanding principal balance is due in full. The note is collateralized by the aircraft and is personally guaranteed by a stockholder of CNM. This obligation was assumed by CNM on June 1, 2007.

Jet Support Services, Inc.

In April 2006, the Company financed an aircraft maintenance program contract with Jet Support Services, Inc. (“JSSI”) totaling $3,452,040. The promissory note provides for 7 monthly installments of $145,867 and 53 monthly installments of $45,867 including interest at 7% per annum. The unused portion of these services was recorded as a prepaid asset and is being charged to operations over the term of the maintenance agreement.

CNM, Inc.

The Company converted approximately $10,000,000 outstanding from a revolving credit facility with CNM to a fixed term note payable (as discussed in note 10). The amount due to CNM represents a 3 year note payable with interest at 10% per annum.

Bank of America, Inc.

In January 2007, the Company assumed a term loan totaling $2,290,640 from Bank of America in connection with acquisition of the outstanding interest in Aircraft Support (See Note 6) (the “Term Loan”). The Term Loan provides for monthly installments of $9,550 plus interest at LIBOR plus 2% through July 1, 2011. The remaining principal plus any interest due will be payable on the 60th month. The obligation is secured by the aircraft acquired.

On August 8, 2007 the note with Bank of America was repaid in full for $2,180,000 and the Company entered into a new promissory note agreement with Century Bank for $2,200,000. The terms of the note provide for 59 monthly payments at $28,025 per month at prime plus 1% or 9.25% per annum at June 30, 2007. The note is secured by the Socata TBM 700 aircraft.

JMMS, Inc.

On August 11, 2006, the Company entered into a sale and leaseback agreement with JMMS, LLC. The lease transaction has been accounted for as finance lease under SFAS 13 and provides for monthly payments of $39,500 through July 11, 2011 (See Note 9).

Future minimum payments on notes payable in years subsequent to June 30, 2007 are as follows:

Year Ended June 30,
2008	$4,412,288
2009	4,764,610
2010	5,105,165
2011	1,526,379
2012	7,164,416

$22,972,858

NOTE 12 – CAPITAL STOCK

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

On October 2, 2006, the Company increased its authorized common stock, Class A, $10 par value from 1,250 shares to 10,000,000 shares. On October 2, 2006, the Company entered into an agreement to sell 3,237,410 shares of its Class A common stock in a private placement at $2.78 per share, of which 539,568 were sold to existing stockholders including members of management. The $2.78 price was determined through arms’ length negotiations with unrelated parties. In addition, the Company repurchased all of the outstanding common stock, Class B shares for approximately $735,000.

In October 2006, the Company issued 474,000 fully vested shares of Class A, common stock to three members of its management team. The shares were valued considering the trading price of Ardent’s common stock at the date of issuance and the recent private placement. The Company recorded a compensation charge of $2,542,400 as a result of the grant.

On October 2, 2006, the Company signed a definitive stock purchase agreement. The agreement, as amended on December 15, 2006, provided (upon the approval of its shareholders) for Ardent to issue 6,684,822, shares of common stock to the stockholders of the Company in exchange for all of the issued and outstanding shares of the Company. The agreement also provided for Ardent to issue to the existing shareholders of the Company additional shares in fiscal 2007 and fiscal 2008 if certain financial milestones are achieved. The Company results did not meet the requirement for the year ended June 30, 2007 and therefore these shares were not issued. In addition, there will be shares issued to the existing stockholders of the Company if the future trading price of the stock meets certain criteria prior to February 23, 2009. Upon the closing of the transaction, 1,601,593 of shares of Ardent’s common stock included within the purchase price were transferred to an escrow agent to secure the indemnification obligations of the Company’s stockholders under the stock purchase agreement. Such shares will be released from escrow within 45 days of the Company filing of its Form 10-K for the year ending June 30, 2008. The acquisition has been treated as a Reverse Merger, equivalent to a recapitalization, considering the following: (i) The stockholders and management of Avantair will own a substantial portion of the equity of the combined company; (ii) The Board of Directors will be comprised of three individuals designated by Ardent’s initial stockholders and four individuals designated by Avantair’s stockholders, one of which individuals will be subject to the approval of Ardent’s initial stockholders; (iii) Avantair’s management will be responsible for carrying out its current business plan. Based on these factors, this transaction was accounted for as a reverse acquisition, equivalent to a recapitalization, through the issuance of stock by Avantair for the net monetary assets of Ardent. This transaction was approved by the shareholders of Ardent on February 22, 2007. As a result of this accounting all of the 8,400,000 shares of common stock of Ardent have been included in the Company’s consolidated statements of changes in stockholders’ deficit.

In connection with the Reverse Merger on February 22, 2007, 64,550 shares were submitted for conversion into cash. Additionally, the Company issued 200,545 shares of its common stock, par value of $.0001, to Early Bird Capital having a fair value of $1,070,910 in payment of an obligation incurred by Ardent and assumed by the Company upon the merger of the entities which is more fully described in Note 1.

On February 22, 2007, the stockholders approved a change to the Company’s authorized shares from 10,000,000 to 76,000,000 shares, of which 75,000,000 shares are common stock, par value of $.0001 per share, and 1,000,000 shares are preferred stock, par value of $.0001 per share. The consolidated financial statements give effect to this change.

NOTE 13 – SHARE-BASED COMPENSATION

Stock Options

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

Upon adoption of the Plan, the Company granted 150,000 stock options to certain non-employee members of the board of directors which resulted in $44,946 of share-based compensation expense during the year ended June 30, 2007, included in general and administrative expenses on the accompanying consolidated statement of operations. All options granted under the Plan are accounted for in accordance with SFAS 123R.

A summary of options activity for the year ended June 30, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options Outstanding as of July 1, 2006	—	$—	$—
Granted	150,000	5.34	3.23
Exercised	—	—	—
Forfeited and Expired	—	—	—

Options Outstanding, June 30, 2007	150,000	$5.34	$3.23

Exercisable, June 30, 2007	—	$—	$—

	Stock Options Outstanding				Stock Options Exercisable
Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 5.34	150,000	9.66	$5.34	—	—	—	$—	$—

Total	150,000

The fair value of each stock option grant to employees is estimated on the date of grant. A Black-Scholes option-pricing model, applying the following weighted average assumptions, was used to estimate the fair value for employee stock options issued:

Year ended June 30, 2007
Dividend yield	0.00%
Expected volatility	60.68%
Risk-free rate	4.67%
Expected life of options	6 years

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

As of June 30, 2007, there was $342,582 of total deferred compensation cost related to options issued to non-employee board members that will be recognized in expense over a weighted average period of 2.9 years.

Restricted Stock

The Company expenses restricted shares granted in accordance with the provisions of SFAS 123(R). The fair value of the restricted shares issued is amortized on a straight-line basis over the vesting period of three years. The expense associated with the awarding of restricted shares for the year ended June 30, 2007 is $43,246 which is included in general and administrative expense on the accompanying consolidated statement of operations. As of June 30, 2007, $745,986 of deferred compensation cost related to restricted stock will be charged to operations over the next three years.

The following table summarizes information concerning restricted shares issued and outstanding as of June 30, 2007:

	Restricted Stock	Weighted Average Fair Value
Balance at June 30, 2006	—	$—
Issued	214,000	4.90
Forfeited/cancelled	—	—

Balance at June 30, 2007	214,000

NOTE 14 – WARRANTS

At the time of the Reverse Merger on February 22, 2007, the Company issued 200,000 fully vested warrants to the CFO. At the date of grant, the warrants were trading in the public market at a price of $0.78. The difference between the market trading price of $0.78 and the $0.01 purchase price per warrant is $0.77 which yields a total of $154,000 of value for the 200,000 warrants. The Company recognized the $154,000 as a compensation charge in the year ended June 30, 2007. In addition the Company issued 146,000 warrants to Early Bird Capital in payment of an obligation incurred by Ardent and assumed by the Company upon the merger of the two entities. At the commitment date the warrants were trading in the public market at a price of $0.44 per warrant resulting in an aggregate value of $64,240 for the warrants issued. These warrants were Ardent’s obligation and, accordingly, the Company recorded this as an offset to additional paid-in-capital.

Warrants to purchase common stock consist of the following:

	Warrants	Exercise Price	Expiration
Balance July 1, 2006	—	—	—
Warrants assumed in connection with Acquisition	13,800,000	$5.00	2/23/2009
Warrants issued to financial advisor in connection with Acquisition	146,000	$5.00	2/22/2011
Warrants issued to officer	200,000	$5.00	2/22/2012

Total June 30, 2007	14,146,000

NOTE 15 – RETIREMENT PLAN

Defined Contribution Plan

The Company has a 401(k) Profit Sharing Plan (the “401(k) Plan”) available for substantially all employees. Employees may contribute up to the annual Internal Revenue Service dollar limit. Company contributions to the 401(k) Plan are at the discretion of the Company. The Company has not made any contributions to the 401(k) Plan to date.

NOTE 16 – QUARTERLY INFORMATION (UNAUDITED)

The following table sets forth certain unaudited consolidated quarterly statement of operations data from the eight quarters ending June 30, 2007. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below. The consolidated quarterly data should be read in conjunction with the current audited consolidated statements and notes thereto. The total of the quarterly EPS data may not be indicative of full year results.

	Three Months Ended
	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
Revenues	$21,842,402	$19,873,191	$18,052,222	$16,625,417
Net loss	(3,877,476)	(7,448,952)	(6,595,121)	(3,778,357)
Loss per common share, basic and diluted	$(0.25)	$(0.72)	$(1.02)	$(1.15)

	Three Months Ended
	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005
Revenue	$13,867,365	$11,843,039	$9,710,851	$12,974,125
Net loss	(7,182,767)	(7,374,255)	(4,604,956)	(1,585,943)
Loss per common share, basic and diluted	$(2.18)	$(2.24)	$(1.40)	$(0.48)