Form 10-Q
period 2007-09-30
Avantair, Inc
filed 2007-11-14
CIK 1303849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ending: September 30, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 000-51115

Avantair, Inc.

(Exact Name of registrant as specified in its charter)

Delaware	20-1635240
(State of Incorporation)	(I.R.S. Employer I.D. Number)

4311 General Howard Drive Clearwater, Florida	33762
(Address of principal executive offices)	(zip code)

(727) 539- 0071

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

As of November 14, 2007 there were 15,220,817 shares of Common Stock, $.0001 par value per share, outstanding.

CERTAIN DEFINITIONS

Unless the context indicates otherwise, the terms “Avantair”, “the Company”, “we”, “our”, and “us” refer to Avantair, Inc. and, where appropriate, its subsidiary.

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

We believe it is important to communicate our expectations to the Avantair stockholders. However, you should be aware that there are risks, uncertainties and events that may cause actual results to differ materially from our expectations, including among other things: negative cash flow and losses; reliance on a limited number of suppliers; continued compliance with government regulations and changes in government regulations; legislation or regulatory environments, requirements or changes affecting the businesses in which Avantair is engaged; actions by competitors; Avantair’s dependence on its key management personnel; fluctuations in fuel costs; and general economic conditions.

You are cautioned not to place undue reliance on these forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES

(Formerly Ardent Acquisition Corporation)

Condensed Consolidated Balance Sheets

	September 30, 2007	June 30, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,195,079	$12,577,468
Accounts receivable, net of allowance for doubtful accounts of $436,933 at September 30, 2007 and $460,377 at June 30, 2007	4,952,997	5,087,491
Inventory	550,501	579,517
Current portion of aircraft costs related to fractional sales	37,060,561	31,895,085
Current portion of notes receivable	1,046,221	1,015,163
Prepaid expenses and other current assets	520,567	378,394

Total current assets	47,325,926	51,533,118

AIRCRAFT COSTS RELATED TO FRACTIONAL SHARE SALES- net of current portion	78,491,914	74,870,704

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation and amortization of $6,415,745 at September 30, 2007 and $5,654,306 at June 30, 2007	15,670,623	15,380,698

OTHER ASSETS
Cash—restricted	2,565,205	2,942,983
Deposits	11,968,761	9,904,054
Deferred maintenance agreement	2,495,137	2,691,539
Notes receivable- net of current portion	1,082,905	1,327,552
Goodwill	1,141,159	1,141,159
Other assets	749,813	698,453

Total other assets	20,002,980	18,705,740

Total assets	$161,491,443	$160,490,260

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES

(Formerly Ardent Acquisition Corporation)

Condensed Consolidated Balance Sheets

	September 30, 2007	June 30, 2007
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$8,791,178	$5,765,189
Accrued liabilities	2,214,394	3,141,061
Customer deposits	936,750	612,500
Current portion of deferred revenue related to fractional aircraft share sales	40,752,424	38,058,547
Current portion of notes payable	4,830,719	4,412,288
Unearned management fee and charter card revenues	7,666,760	7,950,636

Total current liabilities	65,192,225	59,940,221

Notes payable, net of current portion	17,480,297	18,560,570
Deferred revenue related to fractional aircraft share sales, net of current portion	93,866,165	92,186,334
Other liabilities	1,847,269	1,762,159

Total long-term liabilities	113,193,731	112,509,063

Total liabilities	178,385,956	172,449,284

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued	—	—
Common stock, Class A, $.0001 par value, 75,000,000 shares authorized, 15,220,817 shares issued and outstanding	1,522	1,522
Common stock, Class B, non-voting, $10 par value, 1,250 shares authorized, none issued	—	—
Additional paid-in capital	45,982,066	46,124,857
Accumulated deficit	(60,991,225)	(56,198,527)
Treasury stock, at cost	(1,886,876)	(1,886,876)

Total stockholders’ deficit	(16,894,513)	(11,959,024)

Total liabilities and stockholders’ deficit	$161,491,443	$160,490,260

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES

(Formerly Ardent Acquisition Corporation)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	September 30, 2007	September 30, 2006
Revenues
Fractional aircraft sold	$9,803,793	$7,492,808
Maintenance and management fees	12,974,596	8,029,078
Charter card revenue	1,401,082	391,520
Demonstration fees and other revenues	1,475,028	863,311

Total revenue	25,654,499	16,776,717

Operating Expenses
Cost of fractional aircraft shares sold	8,047,427	4,363,266
Cost of flight operations	15,788,935	9,852,506
Write-off of aircraft deposit	—	300,000
General and administrative expenses (including share-based compensation expense of $115,355 in 2007 and $0 in 2006)	4,533,056	4,261,952
Depreciation and amortization	761,439	188,109
Selling expenses	1,023,856	824,357

Total operating expenses	30,154,713	19,790,190

Loss from operations before interest	(4,500,214)	(3,013,473)

Other income (expenses)
Interest income	192,722	79,248
Interest expense	(485,206)	(844,132)

Total other expenses	(292,484)	(764,884)

Net loss	$(4,792,698)	$(3,778,357)

Loss per common share:
Basic and Diluted	$(0.31)	$(1.15)

Weighted-average common shares outstanding:
Basic and diluted	15,220,817	3,288,590

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES

(Formerly Ardent Acquisition Corporation)

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the three months ended September 30, 2007

(Unaudited)

	Class A Common Stock		Class B Common Stock		Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, June 30, 2007	15,220,817	$1,522	—	$—	$46,124,857	$(56,198,527)	$(1,886,876)	$(11,959,024)
Expenses associated with registration of shares					(258,146)			(258,146)
Stock based compensation					115,355			115,355
Net loss						(4,792,698)		(4,792,698)

Balance, September 30, 2007	15,220,817	$1,522	—	$—	$45,982,066	$(60,991,225)	$(1,886,876)	$(16,894,513)

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES

(Formerly Ardent Acquisition Corporation)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	September 30, 2007	September 30, 2006
OPERATING ACTIVITIES:
Net loss	$(4,792,698)	$(3,778,357)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	761,439	188,109
Stock-based compensation	115,355	—
Changes in operating assets and liabilities:
Accounts receivable	134,494	(2,266,454)
Inventory	29,016	(3,492,665)
Prepaid expenses and other current assets	(142,173)	(229,864)
Aircraft costs related to fractional share sales	(8,786,686)	(996,881)
Restricted cash	377,778	—
Deposits	(2,064,707)	1,061,501
Deferred maintenance agreement	196,402	169,297
Unearned management fee and charter card revenue	(283,876)	(863,378)
Notes receivable	213,589	415,904
Other assets	(51,360)	—
Accounts payable	3,025,989	3,847,381
Accrued liabilities	(926,667)	—
Deferred revenue related to fractional aircraft share sales	4,373,708	2,828,042
Customer deposits	324,250	3,473,000
Other liabilities	85,110	(41,271)

Net cash (used in) provided by operating activities	(7,411,037)	314,364

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	—	4,200,000
Capital expenditures	(1,051,364)	(232,822)

Net cash (used in) provided by investing activities	(1,051,364)	3,967,178

AVANTAIR, INC. AND SUBSIDIARIES

(Formerly Ardent Acquisition Corporation)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	September 30, 2007	September 30, 2006
FINANCING ACTIVITIES:
Borrowings under long-term notes payable	2,200,000	3,350,000
Principal payments on long-term notes payable	(2,861,842)	(376,560)
Principal payments on line of credit	—	(3,780,000)
Cost of stock registration	(258,146)	—
Advances to stockholder	—	(110,780)

Net cash used in financing activities	(919,988)	(917,340)

Net (decrease) increase in cash and cash equivalents	(9,382,389)	3,364,202
Cash and cash equivalents, beginning of the period	12,577,468	2,175,734

Cash and cash equivalents, end of the period	$3,195,079	$5,539,936

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid (net of amounts capitalized)	$201,568	$660,446

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES

(Formerly Ardent Acquisition Corporation)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – BUSINESS OPERATIONS

General

Avantair, Inc. (formerly known as Ardent Acquisition Corporation) (“Avantair”, “Ardent” or the “Company”), was organized on September 14, 2004 as a blank check company whose objective was to acquire an operating business.

On October 2, 2006, the Company signed a definitive stock purchase agreement with Avantair Inc. (“Old Avantair”). The agreement, as amended on December 15, 2006, provided for Avantair to issue 6,684,822 shares of common stock to the stockholders of Old Avantair in exchange for all of the issued and outstanding shares of Old Avantair (the “Share Exchange” or “Reverse Merger”).

On February 22, 2007, the stockholders of Avantair voted in favor of the Reverse Merger. Subsequent to the Reverse Merger, Old Avantair’s business activities were the activities of Avantair. The stockholders and management of Old Avantair own a substantial portion of the equity of Avantair.

The Company is engaged in the sale and management of fractional ownership of professionally piloted aircraft for personal and business use. The Company operates a fixed flight based operation in Camarillo, California, as well as aircraft maintenance and concierge services to customers from hangars and office locations in both Clearwater, Florida and Camarillo, California.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and the interim condensed financial statement rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these statements included all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial statements. The interim condensed operating results are not necessarily indicative of the results for a full year or any interim period. The June 30, 2007 condensed consolidated balance sheet has been derived from the audited condensed consolidated financial statements included in the Company’s Annual report on form 10K for the fiscal year ended June 30, 2007.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. The Company has suffered recurring losses resulting in an accumulated deficit of $60,991,225 and a working capital deficiency of $17,866,299 as of September 30, 2007. Successful transition to profitable operations is dependent upon obtaining a level of sales adequate to support the Company’s cost structure and an uninterrupted delivery of aircraft. Management intends to continue to finance the operations of the Company through future cash flows from operations and future financings and borrowings.

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

Revenue Recognition

The Company sells fractional shares of aircraft and the related maintenance and management services that accompany aircraft ownership. The minimum share size sold in an aircraft by the Company is a 1/16th share, which equates to 50 flight hours per year. The purchase agreement grants the customer ownership rights in a specified aircraft and allows them the right to use any program aircraft operated by the Company for a specified number of hours each year. When a customer purchases a fractional share, they are also required to enter into a five-year management agreement with the Company. Under the terms of the management agreement, the Company agrees to manage, operate and maintain the aircraft on behalf of the customer in exchange for a fixed monthly fee, which varies depending on the size of the share purchased.

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

Demonstration and Charter Card Revenues

Demonstration revenues. The Company charges prospective new aircraft share owners $3,000 per hour for each hour the prospective share owners are flown to demonstrate the quality and capabilities of the aircraft. The Company recognizes revenue related to these demonstration flights when the flight is completed.

Charter Card revenues. The Company sells access to its aircraft fleet for a 15 or 25 hour per year time card for flight time without the requirement to purchase an ownership share in an aircraft. The card holder pays the Company the entire amount in advance of access to the aircraft fleet. The Company defers the entire amount paid and recognizes revenue as aircraft are flown on an incremental basis.

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

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets to the amounts expected to be realized.

Share-Based Compensation

The Company accounts for share-based compensation to employees and directors in accordance with SFAS 123(R) which requires the recognition of compensation expense for employee stock options and other share-based payments. Under SFAS 123(R), expense related to employee stock options and other share-based payments is recognized over the relevant service period based on the fair value of each stock option grant. The cost for stock option compensation was approximately $42,000 for the three months ended September 30, 2007. The Company issued 214,000 shares of restricted common stock in May 2007. One-third (1/3) of the awarded shares will vest on the first anniversary date of grant and then one-twelfth (1/12) on the date three months after the first anniversary date of the grant and on such date every three months thereafter, such that 100% of the shares will be vested on the third anniversary date so long as employment with the Company is continuous. Compensation expense related to this restricted stock is recognized ratably over the three years based on the fair value of the shares at date of grant, which was $4.90. The compensation expense from restricted stock was approximately $73,000 for the three months ended September 30, 2007.

There were no stock options granted during the three months ended September 30, 2007.

Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options and warrants is antidilutive due to the losses incurred by the Company, they have been excluded from the Company’s computation of net loss per share for all years presented. The total number of potentially dilutive securities excluded from the calculation of diluted loss per share for the three months ended September 30, 2007 was 14,510,000 which were comprised of 14,146,000 warrants to purchase one share of the Company’s common stock, 214,000 shares of restricted stock and 150,000 outstanding options. There were no potentially dilutive securities outstanding during the three months ended September 30, 2006. Per share amounts for the three month period ended September 30, 2006 have been restated to reflect the recapitalization of the Company stock on October 2, 2006.

Recently Issued Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS No. 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. For the Company, SFAS No. 157 is effective for the fiscal year beginning July 1, 2008. Management is currently evaluating this standard to determine its impact, if any, on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact of SFAS No. 159, if any, on its consolidated financial statements.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company conducts a major part of its operations from leased facilities, which include airplane hangars and administrative offices. The 15 year hangar lease in Clearwater, Florida expiring in 2020 is classified as an operating lease. The lease provides for rent allocation credits for the first three years. These credits have been netted in rental expense on a straight line basis over the term of the lease. The Company also has a 15 year lease for its fixed based operation in Camarillo, California expiring in 2021, which is classified as an operating lease.

Purchase Commitment

As of September 30, 2007, the Company has agreed to purchase 46 additional Avanti II P-180 aircraft from Piaggio America and 20 aircraft from another manufacturer for a total commitment of $324,534,705 to be delivered through fiscal 2011 and 2012. In October 2007, the Company submitted an order to purchase an additional 22 aircraft from Piaggio America. The agreement is awaiting approval from each respective Board of Directors. The agreement includes a standard price for each aircraft, subject to a price escalation based on the Consumer Price Index, with scheduled deliveries of aircraft in 2011 and 2012.

On October 3, 2007, the Company entered into a floor plan agreement with a company which may be used to purchase the next twelve (12) scheduled aircraft from Piaggio America. The company will only fund the contract purchase price for one aircraft at a time.

Litigation

From time to time the Company is party to various legal proceedings in the normal course of business involving principally commercial charter party disputes. It is expected that these claims would be covered by insurance if they involve liabilities that arise from collision, other casualty, death or personal injuries to crew, subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. At September 30, 2007, there were no legal proceedings which outside counsel anticipates would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 4 – BRIDGE LOAN

In August 2007, the Company and CNM, Inc. (“CNM”) executed a new note agreement which converted an outstanding note obligation of approximately $7,000,000 into a term loan payable monthly over three years and bearing interest at 10% per annum. CNM also assumed a promissory note due to Wells Fargo Bank for $2,900,000 which was included as part of this new note agreement. The Company accounted for this conversion in accordance with EITF Issue No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.” No adjustments to the financial statements were necessary as a result of such modification.

NOTE 5 – REGISTRATION OF SHARES

The Company’s registration statement on Form S-1 to register 4,540,381 shares sold in connection with a private placement raising $9 million in proceeds and 346,000 warrants and 346,000 shares underlying the warrants issued in connection with the reverse merger, went effective in October 2007. Costs associated with that registration statement in the amount of $258,146 were charged to paid-in capital.

NOTE 6 – SUBSEQUENT EVENTS

On October 10, 2007, the Company entered into a five year lease agreement with a purchase option for one Piaggio Avanti P-180 aircraft. Upon expiration of the term, the Company will purchase the aircraft from the lessor for an amount agreed to within the lease agreement.

In October 2007, the Company entered into a financing arrangement for the purchase of one used aircraft under a note payable with a financial institution. The total consideration paid for the aircraft will be recorded in the second quarter of fiscal 2008.

On October 13, 2007, the Company’s board of directors approved an agreement with Piaggio America, Inc. to purchase additional aircraft to be delivered in the years 2011 and 2012 for a total commitment of $148.5 million.

On November 14, 2007, the Company entered into a Preferred Stock Purchase Agreement (the “Preferred Stock Agreement”) with certain investors. Under the Preferred Stock Agreement, The Company agreed to issue 112,000 shares of its newly-created Series A Convertible Preferred Stock to the Investors for an aggregate purchase price of $11.2 million. The Series A Convertible Preferred Stock will not be registered under the Securities Act of 1933, but the Investors will have registration rights (including an obligation by the Company to have a “shelf” registration statement declared effective with the Securities and Exchange Commission within nine months of the issuance of the shares of Series A Convertible Preferred Stock) with respect to shares of Common Stock issuable upon conversion of the shares of Series A Convertible Preferred Stock (“Conversion Shares”), however the Investors will be subject to restrictions on the number of Conversion Shares they may sell in the open market within six months and one year of such issuance. The terms of the Series A Convertible Preferred Stock are set forth in a Certificate of Designations filed November 14, 2007 with the State of Delaware. Pursuant to such Certificate of Designations, the shares of Series A Convertible Preferred Stock (a) will rank senior to all currently outstanding classes of stock of the Company with respect to liquidation and dividends, (b) will be entitled to receive a cash dividend at the annual rate of 9.0%, payable quarterly (with such rate being subject to increase up to a maximum of 12% if such dividends are not timely paid), (c) will be convertible into shares of the Company’s common stock at any time at the option of the Investors based on a conversion price of $5.15 per share (subject to adjustment), (d) may be redeemed by the Company following the seventh anniversary of the issuance of the shares of Series A Convertible Preferred Stock, (e) may be redeemed by the Company in connection with certain change of control or acquisition transactions, (f) will be redeemed by the Company following the ninth anniversary of the issuance of the shares of Series A Convertible Preferred Stock, upon receipt of the written consent of the holders of a majority of the then outstanding shares of Series A Convertible Preferred Stock (g) will vote on an as-converted basis with the Company’s Common Stock and (h) will have a separate vote over certain material transactions or changes which the Company may wish to effect. The Company paid its investment adviser 5% of cash amount of this preferred financing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Avantair is engaged in the sale and management of fractional ownerships of professionally piloted aircraft for personal and business use. According to AvData, Avantair is the fifth largest company in the North American fractional aircraft industry. As of September 30, 2007, Avantair operates 39 aircraft with 66 additional aircraft on order. Avantair operates aircraft maintenance, concierge and other services to customers from hangars and office locations in Clearwater, Florida and Camarillo, California. Avantair also operates fixed flight based operations in Camarillo, California. Avantair, Inc. was incorporated July 11, 2003 in the State of Nevada.

Avantair recorded goodwill of $1,141,159 representing the cost in excess of the fair value of net assets acquired of Skyline.

Under Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized for financial reporting purposes but is reviewed annually for impairment. Goodwill is being amortized by Avantair for tax reporting purposes over 15 years. The Company’s goodwill impairment test, used to identify potential impairment, compared the fair value of reporting unit (the Company) with its carrying amount, including goodwill (the Company’s book value). In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

In preparing its impairment analysis for the year ended June 30, 2007, the Company derives fair value based on two approaches:

•

Market prices. The Company had entered into negotiations in April 2006 for a transaction with Ardent Acquisition Corporation which placed the fair value of the Company at approximately $59 million (11 million shares x $5.40 per share based on the quoted market price of Ardent’s common stock during April 2006). The $59 million fair value of the Company was in excess of the Company’s book value of approximately $(36) million at June 30, 2006. At September 30, 2007, the quoted market for Avantair’s common stock was $4.88 a share with 15,220,817 shares outstanding giving the Company a total market capitalization of approximately $74.3 million.

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

•

The Company has an agreement from its aircraft manufacturer which provides for the delivery of 15 planes in the next 12 months and management believes it will fully sell the fractional shares with respect to those planes prior to or contemporaneous with the receipt of the planes which would produce a cash flow improvement.

As a result of the analyses, no impairment charges were required for long-lived assets during the period ended June 30, 2007.

All material intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

Critical Accounting Policies

Avantair’s discussion and analysis of its financial condition and results of operations for the purposes of this document are based upon its combined and consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Avantair’s significant accounting policies are presented in Note 2 to its consolidated financial statements, and the following summaries should be read in conjunction with the financial statements and the related notes included elsewhere in this report. While all accounting policies affect the financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of the financial statements and results of operations and that require Avantair’s management’s most subjective or complex judgments and estimates. Avantair’s management believes the policies that fall within this category are the policies related to revenue recognition, aircraft costs related to fractional sales, use of estimates, capital assets, impairment of long-lived assets, income taxes and loss per share.

Revenue Recognition

The Company sells fractional shares of aircraft and the related maintenance and management services that accompany aircraft ownership. The minimum share size sold in an aircraft by the Company is a 1/16th share, which equates to 50 flight hours per year. The purchase agreement grants the customer ownership rights in a specified aircraft and allows them the right to the use of any program aircraft operated by the Company for a specified number of hours each year. When a customer purchases a fractional share, they are also required to enter into a five-year management agreement with the Company. Under the terms of the management agreement, the Company agrees to manage, operate and maintain the aircraft on behalf of the customer in exchange for a fixed monthly fee, which varies depending on the size of the share purchased.

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

Management and Maintenance Agreement

Revenue earned in connection with the management and maintenance agreements is recognized ratably over the term of the agreement or five years. At times a customer will prepay its management fee for a period of one year or longer. This is recorded as unearned revenue and amortized into revenue on a monthly basis in accordance with the schedule provided for within each agreement.

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

Demonstration and Charter Card Revenues

Demonstration revenues. The Company charges prospective new aircraft share owners $3,000 per hour for each hour the prospective share owners are flown to demonstrate the quality and capabilities of the aircraft. The Company recognizes revenue related to these demonstration flights when the flight is completed.

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

Long-lived Assets

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) the Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As a result of the analyses, no impairment charges were required for long-lived assets during the three month period ended September 30, 2007.

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

Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options and warrants is anti-dilutive due to the losses incurred by the Company, they have been excluded from the Company’s computation of net loss per share for all years presented. The total number of potentially dilutive securities excluded from the calculation of diluted loss per share for the three months ended September 30, 2007 was 14,510,000 which were comprised of 14,146,000 warrants to purchase one share of the Company’s common stock, 214,000 shares of restricted stock and 150,000 outstanding options. There were no potentially dilutive securities outstanding during the three months ended September 30, 2006. Per share amounts for the three month period ended September 30, 2006 have been restated to reflect the recapitalization discussed above.

Recently Issued Pronouncements

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact of SFAS No. 159, if any, on its consolidated financial statements.

Results of Operations

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006

Revenues for the first three months ended September 30, 2007 were $25.7 million, an increase of 52.9% from $16.8 million for the same period last year. This increase was the result of a 30.8% increase in the revenue generated from the sale of fractional aircraft shares to $9.8 million for the first quarter ended September 30, 2007 from $7.5 million for the same period last year, an increase of 61.6% in maintenance and management fees to $13.0 million for the first quarter ended September 30, 2007 from $8.0 million for the same period last year, an increase of 257.9% in charter card revenue to $1.4 million in the first quarter ended September 30, 2007 from $0.4 million in the same period last year and an increase of 70.9% in demonstration and other revenue to $1.5 million for the first quarter ended September 30, 2007 from $0.9 million for the same period last year. Revenue from the sale of fractional aircraft shares increased due to a 44.3% increase in the number of fractional shares sold to 552 through September 30, 2007 from 382.5 fractional shares sold through September 30, 2006. The increase in revenue from maintenance and management fees increased primarily due to the increase in the number of fractional shares sold, as previously mentioned.

Charter card revenue increased $1.0 million primarily due to an increase in hours flown, from 103.8 hours in the first three months of fiscal 2007 to 366.6 hours in the first three months of fiscal 2008.

Demonstration and other revenue increased primarily due to (i) an increase in demonstration sales to $0.7 million in fiscal 2008 from $0.6 in fiscal 2007 due to an increase in the number of demonstration flights; (ii) an increase in remarketing fees of $0.17 million, and (iii) an increase in fuel revenue of $0.3 million.

Operating expenses for the first three months of fiscal 2008 were 52.4% higher than the same period last year, with total expenses of $30.2 million compared to $19.8 million. The cost of fractional aircraft shares sold increased to $8.1 million for the first quarter of fiscal 2008 from $4.4 million for the same period last year, due to an increase of 44.3% in the number of fractional shares sold to 552 fractional shares sold through September 30, 2007 from 382.5 fractional shares sold through September 30, 2006. The cost of flight operations increased 60.3% to $15.8 million for fiscal 2008 from $9.9 million for fiscal 2007, primarily due to:

•	an increase of $2.1 million in maintenance expenses, comprised primarily of an increase in parts expense and maintenance insurance coverage due to an increase in fleet size;

•

an increase of $1.5 million in fuel prices and flight fees (which includes landing fees, airport fees and ground transportation fees) borne by Avantair for repositioning flights, demonstration flights and pilot training flights;

•	an increase of $1.7 million in pilot expenses , including salaries and related pilot expenses, hotel expenses, pilot airfare and living expenses;

•	an increase of $0.5 million in chartering expenses; and

•	an increase of $0.2 million in aircraft leasing expenses.

General and administrative expenses increased to $4.4 million for the three months ended September 30, 2007 from $4.3 million for the same period last year, primarily due to an increase in expenses related to fixed-based operations and public company costs partially offset by a reduction of legal and accounting expenses.

Selling expenses increased to $1.0 million for the three months ended September 30, 2007 from $0.8 million for the same period last year primarily due to an increase in commission, salary and bonus expense.

Loss from operations was $4.5 million for the first three months ended September 30, 2007, an increase of 49.3% from $3.0 million for the first three months ended September 30, 2006 for the reasons set forth above.

Total other income and expense was ($0.3) million for the first three months ended September 30, 2007 compared to $(0.8) million for the same period last year, primarily due to an increase in depreciation and amortization expense to $0.7 million for the first three months ended September 30, 2007 from $0.1 million for the same period last year. The increase was due to assets being reclassified from available for sale to fixed assets during the fourth quarter of fiscal year 2007. Depreciation expense for the entire year on those assets was booked in the fourth quarter of fiscal year 2007.

Net loss increased to $4.8 million for the first three months ended September 30, 2007 compared to $3.8 million for the same period last year. The primary reason for the increase in the net loss is the loss from operations and the increase in total other expense discussed above.

Liquidity and Capital Resources

Avantair’s primary sources of liquidity have been cash provided by operations and cash provided from its debt facility with CNM, Inc. The balance outstanding under the debt facility was paid down to $7.1 million at June 30, 2007. In August 2007, this balance was converted to a promissory note payable over 36 months with interest at 10% per year after which the debt facility was terminated. Principal uses of cash are costs of operations and capital expenditures, additional deposits on fractional aircraft, the purchase of core aircraft and leasehold improvements. Cash generated by the business has not been sufficient to provide working capital to meet Avantair’s present requirements.

At September 30, 2007 and June 30, 2007, Avantair had a working capital deficit of $17.9 and $8.4 million, respectively, and an accumulated deficit of $60.9 million and $56.2 million, respectively. In addition, it borrowed $7.6 million from CNM, Inc. on October 2, 2006 to finance its business in the near term. The $7.6 million note from CNM, Inc. was repaid in March 2007. Avantair has continued to sustain operating losses during the period through the closing of the Reverse Merger of Ardent on February 22, 2007, at which time Avantair gained access to Ardent’s capital resources. As of February 22, 2007, Ardent’s trust fund contained approximately $36.3 million, including interest. Following the closing, these amounts have been used as follows:

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

•

the remaining funds in the trust account after the distributions listed above will be released to Avantair to be used to fund transaction expenses, for future aircraft deposits, potential acquisitions and for working capital purposes.

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

Avantair’s primary growth strategy is to increase the number of available aircraft and fractional share owners. Avantair presently sources all of its aircraft from a single manufacturer and has contractual commitments to purchase these aircraft at wholesale pricing for an aggregate of approximately $269.5 million to this manufacturer through 2011 for the delivery of 46 additional aircraft. In October, 2007, the Company submitted an order to purchase an additional 22 aircraft from Piaggio America. The agreement is awaiting approval from their respective Board of Directors. In addition, it has also entered into an agreement with another manufacturer to buy 20 additional aircraft for a total purchase price of $55.0 million. Other than the fixed price of each aircraft, those costs related to such growth will be variable, and the primary variable expenses will be increased pilot salary and expense, maintenance expense and fuel expense. All of such expenses are expected to be covered by the sale of fractional shares and management fees. The cost of these aircraft is expected to be funded by pre-selling the fractional shares of each plane prior to such plane’s delivery or by Avantair raising additional capital. While Avantair intends to pursue potential acquisition opportunities it has not entered into any material commitment to consummate any acquisition and it would be premature to estimate any potential costs related to any such acquisition.

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

As of September 30, 2007, cash and cash equivalents amounted to approximately $3.2 million and total assets of $161.5 million. The cash and cash equivalent balance decreased $9.4 million from June 30, 2007 while total assets increased $1.0 million. The decrease in cash and cash equivalents occurred primarily to fund the Company’s operating losses and to fund $1.0 million of leasehold improvements at our Clearwater, Florida and Camarillo, California facilities. The increase in total assets were a result of the Company taking possession of three aircraft during the quarter and fractionalizing only thirty four and a half shares (34.5) out of forty eight (48) available shares relating to these 3 aircraft.

Net cash used in operating activities was $7.4 million for the quarter ended September 30, 2007 compared to cash provided by operating activities of $0.3 million for the same period last year. The increase in working capital used in the business is primarily attributable to the three planes delivered to the Company during the period ended September 30, 2007 since a portion of such planes were not fully fractionalized upon the Company taking possession. For the period ended September 30, 2006, the Company did not take possession of any aircraft.

Net cash used in investing activities was $1.0 million for the quarter ended September 30, 2007 compared to cash provided by investing activities of $4.0 million for the same period last year. The cash provided by investing activities during the quarter ended September 30, 2006 resulted from the sale of property and equipment, while the cash used in investing activities for the quarter ended September 30, 2007 resulted from capital expenditures on leasehold improvements at its Florida and California facilities.

Net cash used in financing activities for the quarters ended September 30, 2007 and 2006 primarily relates to the repayment of debt of .9 million dollars in each of the quarters ending September 30, 2007 and 2006.

Financing Arrangements

Upon the closing of the acquisition of Ardent on February 22, 2007, Avantair gained access to Ardent’s capital resources. As of February 23, 2007, Ardent’s trust fund distributed to Avantair approximately $36.3 million, including interest. Following the closing, uses of these amounts are described above in the “Liquidity and Capital Resources” section.

On October 2, 2006, Avantair entered into stock purchase agreements with various investors, whereby it sold 3,237,410 shares of its Class A common stock for an aggregate purchase price of $9.0 million. The proceeds of the equity financing were used for working capital purposes and to pay a $2.1 million balance due an Avantair supplier for certain aircraft. In connection with the stock purchase agreements, Avantair entered into a Loan Agreement, a Security Agreement and a Secured Promissory Note with CNM, Inc., a former stockholder of Avantair. Under these documents, CNM, Inc. loaned Avantair the sum of $7.6 million, the proceeds of which were used to reduce the balance due an Avantair supplier for certain aircraft. The loan was collateralized by all of Avantair’s assets. The loan accrued interest at a rate of 15.0% per year on any unpaid principal until it was paid in full on February 23, 2007.

In addition, pursuant to the Loan Agreement, Avantair paid CNM, Inc. approximately $19 million to reduce the balance on its outstanding debt facility with CNM, Inc. to $7.1 million and to repay the promissory note of $7.6 million to CNM, Inc.

In August 2007, the Company and CNM executed a new note agreement which converted an outstanding note obligation of approximately $7.0 million into a term loan payable monthly over three years and bearing interest at 10% per annum. CNM also assumed a promissory note due to Wells Fargo Bank for $2.9 million which was included as part of this new note agreement. The Company accounted for this conversion in accordance with EITF Issue No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.” No adjustments to the financial statements were necessary as a result of such modification.

The Company has financing arrangements for the purchase of three aircraft under various notes payable with Wells Fargo Equipment Finance, Inc. The notes in the amount of $4,260,666 are payable in monthly installments ranging from $4,550 to $38,480 with interest ranging from 5.96% to 6.12% per annum, through 2012. The notes are collateralized by the aircraft and are personally guaranteed by a stockholder of the Company.

On October 3, 2007, the company entered into a floor plan finance agreement with a company which will provide the company with funds to acquire the next twelve scheduled aircraft from Piaggio America. The company will only fund the contract purchase price for one aircraft at a time. For the funding of any aircraft, the company agrees to pay the lender a monthly transaction fee in the amount of $75,000 after the aircraft delivery. On the closing date title shall transfer directly from Piaggio America to Avantair, Inc.

Avantair also has financed an aircraft maintenance program contract with Jet Support Services, Inc. in the amount of $3.3 million. The promissory note provides for seven monthly installments of $145,867 and 53 monthly installments of $45,867, respectively including interest at 7% per year.

Avantair has entered into a sale and leaseback agreement, dated August 11, 2006, with JMMS, LLC. Under the sale and leaseback agreement, Avantair sold 100% of its interest in a core aircraft for $4.2 million and leased back 68.8% of the aircraft for a five year term. The proceeds of the sale and leaseback arrangement were used to pay down the debt facility with CNM, Inc.

Cash Earnings before interest, taxes, depreciation and amortization (Non-GAAP)

Since the Company may be required to issue 2,000,000 additional shares of its common stock to current shareholders if it achieves certain specified Cash Earnings targets as defined in the stock purchase agreement that was entered into on February 22, 2007 between Ardent Acquisition Corp. and Avantair, the Company is presenting Cash Earnings for the periods ended September 30, 2007 and 2006. Cash Earnings was defined in that agreement as the income/loss from operations before deductions for interest, depreciation and amortization. In addition, for purposes of this calculation, the income earned on plane sales is recorded in the period that the sale takes place. Income from charter card revenue is recognized in the period that the card is sold. The schedule below was not prepared in accordance with accounting principles generally accepted in the United States of America and is for presentation purposes only. We believe this information provides useful data for purposes of financial analysis. Avantair uses this non-GAAP measure internally to assess its periodic financial operating performance and to plan for future periods. However, these non-GAAP measures are neither stated in accordance with, nor are they a substitute for GAAP measures.

	GAAP Three Months Ended September 30, 2007		Cash Earnings (as defined) 2007	GAAP Three Months Ended September 30, 2006		Cash Earnings (as defined) 2006
Revenues
Fractional aircraft shares sold	$9,803,793	(1)	$14,177,500	$7,492,808	(1)(4)	$11,940,000
Maintenance and management fees	12,974,596		12,974,596	8,029,078		8,029,078
Charter card revenue	1,401,082	(2)	2,888,302	391,520	(2)	870,000
Demonstration fees and other revenue	1,475,028		1,475,028	863,311		863,311

	25,654,499		31,515,426	16,776,717		21,702,389

Operating expenses
Cost of fractional aircraft shares sold	8,047,427	(1)	12,141,861	4,363,266	(1)(4)	10,316,254
Cost of flight operations	15,788,935		15,788,935	9,852,506		9,852,506
Depreciation and amortization	761,439		761,439	188,109		188,109
Write-off of aircraft deposit	—		—	300,000		300,000
General and administrative expenses	4,533,056	(3)	4,417,701	4,261,952		4,261,952
Selling expenses	1,023,856		1,023,856	824,357		824,357

Total operating expenses	30,154,713		34,133,792	19,790,190		25,743,178

Loss from operations	$(4,500,214)		$(2,618,366)	$(3,013,473)		$(4,040,789)

Add depreciation and amortization			761,439			188,109

Cash Earnings (as defined)			$(1,856,927)			$(3,852,680)

(1)	Sales and cost of sales are recorded in the period of sale
(2)	Charter card revenue is recorded in the period the card is sold. The cost associated with providing the future service is not included.
(3)	Stock compensation expense is eliminated.
(4)	Adjusted for non-recurring item.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate Risk

Avantair is subject to market risk from exposure to changes in interest rates associated with its debt facility with Century Bank, a current liability, pursuant to which Avantair is obligated to pay 1.0% above prime. At September 30, 2007, the liability of Avantair with exposure to interest rate risk was approximately $2.2 million.

Off-Balance Sheet Arrangements

Avantair has no off-balance sheet obligations nor guarantees and has not historically used special purpose entities for any transactions.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act). Based upon that evaluation, we concluded that our disclosure controls and procedures were not effective, based on the material weaknesses in our internal controls over financial reporting.

Management has made its evaluation of our disclosure controls and procedures as of September 30, 2007. Avantair is aware of the existence of a material weakness in the design and operation of Avantair’s internal controls over financial reporting that could adversely affect its ability to record, process, and report financial information consistent with the assertions of management in the financial statements. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

During fiscal 2007, Avantair:

•	designed a process to record the sale of fractional shares and implement a monthly and quarterly review of its calculation for recognizing revenue on fractional shares;

•	implemented a new expenditure and authorization process and a cash receipts process that will improve accuracy of recording cash receipts and disbursements;

•	utilized the services of a consulting company which assists the Company in accounting and disclosure of complex transactions; and

•	implemented a new back-office accounting software package which will further improve the accounting process and related internal controls.

During fiscal 2008, Avantair will:

•

hire additional accounting personnel with the appropriate level of knowledge to properly record transactions in the general ledger and prepare financial statements in accordance with generally accepted accounting principles;

Because Avantair has not completed its remediation plan, management has concluded that a material weakness in the operation of our disclosure controls and procedures continues to exist at September 30, 2007. Any failure to effectively address a material weakness or other control deficiency of Avantair or implement required new or improved controls, or difficulties encountered in their implementation, could disrupt Avantair’s ability to process key components of its results of operations and financial condition timely and accurately and cause Avantair to fail to meet its reporting obligations under rules of the Securities and Exchange Commission.

There has been no change in the our internal control over financial reporting during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5.	Other Information

On November 14, 2007, the Company entered into a Preferred Stock Purchase Agreement (the “Preferred Stock Agreement”) with certain investors. Under the Preferred Stock Agreement, The Company agreed to issue 112,000 shares of its newly-created Series A Convertible Preferred Stock to the Investors for an aggregate purchase price of $11.2 million. The Series A Convertible Preferred Stock will not be registered under the Securities Act of 1933, but the Investors will have registration rights (including an obligation by the Company to have a “shelf” registration statement declared effective with the Securities and Exchange Commission within nine months of the issuance of the shares of Series A Convertible Preferred Stock) with respect to shares of Common Stock issuable upon conversion of the shares of Series A Convertible Preferred Stock (“Conversion Shares”), however the Investors will be subject to restrictions on the number of Conversion Shares they may sell in the open market within six months and one year of such issuance. The terms of the Series A Convertible Preferred Stock are set forth in a Certificate of Designations filed November 14, 2007 with the State of Delaware. Pursuant to such Certificate of Designations, the shares of Series A Convertible Preferred Stock (a) will rank senior to all currently outstanding classes of stock of the Company with respect to liquidation and dividends, (b) will be entitled to receive a cash dividend at the annual rate of 9.0%, payable quarterly (with such rate being subject to increase up to a maximum of 12% if such dividends are not timely paid), (c) will be convertible into shares of the Company’s common stock at any time at the option of the Investors based on a conversion price of $5.15 per share (subject to adjustment), (d) may be redeemed by the Company following the seventh anniversary of the issuance of the shares of Series A Convertible Preferred Stock, (e) may be redeemed by the Company in connection with certain change of control or acquisition transactions, (f) will be redeemed by the Company following the ninth anniversary of the issuance of the shares of Series A Convertible Preferred Stock, upon receipt of the written consent of the holders of a majority of the then outstanding shares of Series A Convertible Preferred Stock (g) will vote on an as-converted basis with the Company’s Common Stock and (h) will have a separate vote over certain material transactions or changes which the Company may wish to effect. The Company paid its investment adviser 5% of cash amount of this preferred financing.

Item 6.	Exhibits

See exhibit index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2007

Avantair, Inc.

By:	/s/ Steven Santo
Steven Santo
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350