Form 10-K/A
period 2007-06-30
Avantair, Inc
filed 2007-12-05
CIK 1303849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

EXPLANATORY NOTE

We are Filing this Amendment No.1 on Form 10-K for the period ended June 30, 2007, (the “Form 10-K”) to amend and restate Part IV – “Exhibits, Financial Statement Schedule” – in order to include a revised audit opinion of J.H. Cohn LLP which has been amended to remove the modifying language previously included, and to amend certain Risk Factors contained in Part I, Item IA, accordingly.

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

At present we have 15,220,817 shares of common stock outstanding. There are also warrants outstanding to purchase 14,146,000 shares of common stock. All of these warrants are presently exercisable, and all of our common stock issuable upon exercise of the warrants is available for resale upon exercise. There is also the possibility of the future issuance of up to an additional 10,504,721 shares of our common stock based upon the company’s financial performance and the trading price of our common stock after the closing of the acquisition. The Avantair stockholders who will receive the balance of the shares of our common stock issued in the acquisition have agreed that their shares cannot be sold until the filing of the Form 10-K for the fiscal year ended June 30, 2008. Also, 1,500,000 shares of our common stock purchased by our initial stockholders prior to our initial public offering will be held in escrow until February 24, 2008, at which time they will be released from escrow and be eligible for resale in the public market subject to compliance with applicable law. Our initial stockholders are entitled to demand that we register the resale of their shares of common stock at any time after the date on which their shares are released from escrow. The presence of these additional shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock.

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

Avantair has incurred losses since inception. To date, Avantair’s revenues have largely come from sales of fractional interests in aircraft and monthly management fees. Avantair’s primary expenses - cost of aircraft, cost of flight operations and overhead - have increased over the past several years and significantly exceeded revenues. Avantair’s consolidated financial statements have been prepared assuming that Avantair will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Successful transition to profitable operations is dependent upon obtaining a level of sales adequate to support the Company’s cost structure and an uninterrupted delivery of aircraft. The Company has suffered recurring losses resulting in an accumulated deficit of $56,198,527 and a working capital deficiency of $8,407,103 as of June 30, 2007. Management intends to continue to finance the operations of the Company through future cash flows from operations, future financings, the capital obtained through the Reverse Merger which was completed on February 22, 2007 and the capital obtained through the November 2007 private placement of Series A Convertible Preferred Stock which raised gross proceeds of $15.2 million. Avantair’s expenses are expected to increase as it acquires additional aircraft and expands its operations, and there is no assurance that Avantair will be able to obtain sufficient financing (or financing on acceptable terms) or earn sufficient revenues to generate positive cash flow and attain profitability.

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

In November and December 2007, Avantair raised an aggregated $15.2 million pursuant to the sale of 152,000 shares of its Series A Convertible Preferred Stock and raised $15.2 million.

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

December 5, 2007

Avantair, Inc.

By:	/s/ Steven Santo
Steven Santo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Steven Santo Steven Santo	Chief Executive Officer and Director (Principal Executive Officer)	December 5, 2007

/s/ John Waters John Waters	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	December 5, 2007

/s/ Barry Gordon Barry Gordon	Chairman	December 5, 2007

/s/ Clinton Allen Clinton Allen	Director	December 5, 2007

/s/ Robert Lepofsky Robert Lepofsky	Director	December 5, 2007

/s/ Arthur H. Goldberg Arthur H. Goldberg	Director	December 5, 2007

/s/ Stephanie Cuskley Stephanie Cuskley	Director	December 5, 2007

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

/s/ J.H. Cohn LLP

Jericho, New York

August 27, 2007, except for the matters discussed in Note 17, as to which the date is December 5, 2007

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Successful transition to profitable operations is dependent upon obtaining a level of sales adequate to support the Company’s cost structure and an uninterrupted delivery of aircraft. The Company has suffered recurring losses resulting in an accumulated deficit of $56,198,527 and a working capital deficiency of $8,407,103 as of June 30, 2007. Management intends to continue to finance the operations of the Company through future cash flows from operations, future financings, and through the capital obtained through the Reverse Merger which was completed on February 22, 2007 (see Note 12). As discussed further in note 17, (Subsequent Events) in November and December, 2007, the company completed the sale of 152,000 shares of its Series A convertible preferred Stock and raised $15.2 million. With this capital raised, the Company has sufficient cash to continue its operations for the forseeable future.

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

Purchase Commitment

As of June 30, 2007, the Company has agreed to purchase 49 additional Avanti II P-180 aircraft from Piaggio America. The total commitment is approximately $288 million to be delivered through fiscal 2011.

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

NOTE 17 – SUBSEQUENT EVENTS

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

On October 31, 2007, the Company entered into a financing arrangement for the purchase of one used aircraft at a purchase price of $4.3 million plus a charter card of 100 hours. Financing was obtained from a lending institution through a note payable of $3.9 million. This debt will be repaid monthly over 7 years at an interest rate of the LIBOR rate plus 4.0%.

On November 13, 2007, the Company’s board of directors approved an agreement with Piaggio America, Inc. to purchase additional aircraft to be delivered in the years 2011 and 2012 for a total commitment of $148.5 million.

During November and December 2007, the Company entered into a Preferred Stock Purchase Agreement (the “Preferred Stock Agreement”) with certain investors. Under the Preferred Stock Agreement, the Company agreed to issue 152,000 shares of its newly-created Series A Convertible Preferred Stock to the Investors for an aggregate purchase price of $15.2 million, which was received in two tranches of $11.2 million on November 14, 2007 and $4 million on December 5, 2007. The Series A Convertible Preferred Stock will not be registered under the Securities Act of 1933, but the Investors will have registration rights (including an obligation by the Company to have a “shelf” registration statement declared effective with the Securities and Exchange Commission within nine months of the issuance of the shares of Series A Convertible Preferred Stock) with respect to shares of Common Stock issuable upon conversion of the shares of Series A Convertible Preferred Stock (“Conversion Shares”), however the Investors will be subject to restrictions on the number of Conversion Shares they may sell in the open market within six months and one year of such issuance. The terms of the Series A Convertible Preferred Stock are set forth in a Certificate of Designations filed November 14, 2007 with the State of Delaware. Pursuant to such Certificate of Designations, the shares of Series A Convertible Preferred Stock (a) will rank senior to all currently outstanding classes of stock of the Company with respect to liquidation and dividends, (b) will be entitled to receive a cash dividend at the annual rate of 9.0%, payable quarterly (with such rate being subject to increase up to a maximum of 12% if such dividends are not timely paid), (c) will be convertible into shares of the Company’s common stock at any time at the option of the Investors based on a conversion price of $5.15 per share (subject to adjustment), (d) may be redeemed by the Company following the seventh anniversary of the issuance of the shares of Series A Convertible Preferred Stock, (e) may be redeemed by the Company in connection with certain change of control or acquisition transactions, (f) will be redeemed by the Company following the ninth anniversary of the issuance of the shares of Series A Convertible Preferred Stock, upon receipt of the written consent of the holders of a majority of the then outstanding shares of Series A Convertible Preferred Stock (g) will vote on an as-converted basis with the Company’s Common Stock and (h) will have a separate vote over certain material transactions or changes which the Company may wish to effect. The Company paid its investment adviser 5% of cash amount of this preferred financing.

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