Form 10-Q
period 2007-12-31
Avantair, Inc
filed 2008-02-14
CIK 1303849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2007

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

As of February 14, 2008 there were 15,220,817 shares of Common Stock, $.0001 par value per share, outstanding.

CERTAIN DEFINITIONS

Unless the context indicates otherwise, the terms “Avantair”, “the Company”, “Ardent”, “we”, “our”, and “us” refer to Avantair, Inc. and, where appropriate, its subsidiary, or its predecessor, Ardent Acquisition Corporation.

FORWARD-LOOKING STATEMENTS

We believe that some of the information in this document constitutes forward-looking statements. You may identify these statements by forward-looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intends,” and “continue” or similar words. You should read such statements carefully because they discuss future expectations; contain information which could impact future results of operations or financial condition; or state other “forward-looking” information.

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

You are cautioned not to place undue reliance on these forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES

(Formerly Ardent Acquisition Corporation)

Condensed Consolidated Balance Sheets

	December 31, 2007	June 30, 2007
	(unaudited)	(Notes 2 and 6)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,943,220	$12,577,468
Accounts receivable, net of allowance for doubtful accounts of $340,899 at December 31, 2007 and $460,377 at June 30, 2007	7,753,041	5,087,491
Inventory	490,957	579,517
Current portion of aircraft costs related to fractional sales	36,875,785	31,895,085
Current portion of notes receivable	1,213,711	1,015,163
Prepaid expenses and other current assets	363,303	378,394

Total current assets	49,640,017	51,533,118

AIRCRAFT COSTS RELATED TO FRACTIONAL SHARE SALES- net of current portion	98,152,781	74,870,704

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation and amortization of $7,400,419 at December 31, 2007 and $5,654,306 at June 30, 2007	25,159,049	15,380,698

OTHER ASSETS
Cash - restricted	2,529,552	2,942,983
Deposits	11,967,488	9,904,054
Deferred maintenance agreement	2,430,574	2,691,539
Notes receivable- net of current portion	766,986	1,327,552
Goodwill	1,141,159	1,141,159
Other assets	976,945	698,453

Total other assets	19,812,704	18,705,740

Total assets	$192,764,551	$160,490,260

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES

(Formerly Ardent Acquisition Corporation)

Condensed Consolidated Balance Sheets

	December 31, 2007	June 30, 2007
	(unaudited)	(Notes 2 and 6)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$8,507,007	$5,765,189
Accrued liabilities	2,238,046	3,141,061
Customer deposits	507,421	612,500
Current portion of deferred revenue related to fractional aircraft share sales	43,879,282	38,058,547
Current portion of notes payable	10,770,269	4,412,288
Unearned management fee and charter card revenues	11,712,048	7,950,636

Total current liabilities	77,614,073	59,940,221

Notes payable, net of current portion	23,887,084	18,560,570
Deferred revenue related to fractional aircraft share sales, net of current portion	96,755,350	92,186,334
Other liabilities	2,454,781	1,762,159

Total long-term liabilities	123,097,215	112,509,063

Total liabilities	200,711,288	172,449,284

COMMITMENTS AND CONTINGENCIES
Preferred stock series “A” convertible, $.0001 par value, authorized 300,000 shares; 152,000 shares issued and outstanding	14,395,170	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $.0001 par value, authorized 700,000 shares; none issued	—	—
Common stock, Class A, $.0001 par value, 75,000,000 shares authorized, 15,220,817 shares issued and outstanding	1,522	1,522
Additional paid-in capital	45,846,935	46,124,857
Accumulated deficit	(68,190,364)	(58,085,403)

Total stockholders’ deficit	(22,341,907)	(11,959,024)

Total liabilities and stockholders’ deficit	$192,764,551	$160,490,260

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES

(Formerly Ardent Acquisition Corporation)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Revenues
Fractional aircraft sold	$10,646,457	$7,051,298	$20,450,250	$14,544,106
Maintenance and management fees	14,148,217	9,218,257	27,122,813	17,247,335
Charter card revenue	2,123,003	690,019	3,524,086	1,081,539
Demonstration fees and other revenues	1,712,588	941,348	3,187,616	1,804,659

Total revenue	28,630,265	17,900,922	54,284,765	34,677,639

Operating Expenses
Cost of fractional aircraft shares sold	8,921,684	6,421,219	16,969,110	10,784,485
Cost of flight operations	13,389,081	8,306,025	25,486,596	15,946,910
Cost of fuel	3,915,240	2,392,199	7,606,661	4,603,820
General and administrative expenses (including share based compensation of $115,920 and $231,275 for the three and six months ended 2007 and $2,542,400 for the three and six months ended 2006)	4,819,886	5,569,384	9,352,942	10,131,336
Depreciation and amortization	984,673	177,990	1,746,113	366,099
Selling expenses	1,389,470	1,033,873	2,413,326	1,858,230

Total operating expenses	33,420,034	23,900,690	63,574,748	43,690,880

Loss from operations before interest	(4,789,769)	(5,999,768)	(9,289,983)	(9,013,241)

Other income (expenses)
Interest income	142,131	74,848	334,853	154,096
Interest expense	(664,625)	(670,201)	(1,149,831)	(1,514,333)

Total other expenses	(522,494)	(595,353)	(814,978)	(1,360,237)

Net loss	$(5,312,263)	$(6,595,121)	$(10,104,961)	$(10,373,478)
Preferred stock dividend	(157,600)	—	157,600	—
Accretion of convertible preferred stock	(10,276)	—	(10,276)	—

Net loss attributed to common stockholders	$(5,480,139)	$(6,595,121)	$(9,957,637)	$(10,373,478)

Loss per common share:
Basic and Diluted	$(0.35)	$(1.00)	$(0.66)	$(2.10)

Weighted-average common shares outstanding:
Basic and diluted	15,220,817	6,610,991	15,220,817	4,949,790

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES

(Formerly Ardent Acquisition Corporation)

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the six months ended December 31, 2007

(Unaudited)

	Class A		Additional			Total
	Common Stock		Paid-In	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit
Balance, June 30, 2007, as previously reported	15,220,817	$1,522	$46,124,857	$(56,198,527)	$(1,886,876)	$(11,959,024)

Restatement for retirement of treasury stock				(1,886,876)	1,886,876	—

Balance, June 30, 2007, as restated	15,220,817	1,522	46,124,857	(58,085,403)	—	(11,959,024)

Expenses associated with registration of shares sold in private placement			(341,321)			(341,321)

Accretion of expenses associated with issuance of Preferred Stock			(10,276)			(10,276)

Share based compensation			231,275			231,275

Accrued dividend on class “A” convertible preferred stock, $1.18 per share and $.65 per share			(157,600)			(157,600)

Net Loss				(10,104,961)		(10,104,961)

Balance, December 31, 2007	15,220,817	$1,522	$45,846,935	$(68,190,364)	$—	$(22,341,907)

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES

(Formerly Ardent Acquisition Corporation)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	December 31, 2007	December 31, 2006
OPERATING ACTIVITIES:
Net loss	$(10,104,961)	$(10,373,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,746,113	366,099
Share-based compensation	231,275	2,542,400
Decrease in allowance for doubtful accounts	(119,478)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,546,072)	(1,157,233)
Inventory	88,560	(4,748,153)
Prepaid expenses and other current assets	15,091	(302,983)
Aircraft costs related to fractional share sales	(28,262,777)	(30,536,525)
Restricted cash	413,431	—
Deposits	(2,063,434)	1,911,354
Deferred maintenance agreement	260,965	211,695
Unearned management fee and charter card revenue	3,665,812	2,498,052
Notes receivable	362,018	961,007
Other assets	(278,492)	(524,512)
Accounts payable	2,741,818	(1,009,417)
Accrued liabilities	(903,015)	1,487,649
Deferred revenue related to fractional aircraft share sales	10,389,751	15,915,770
Customer deposits	(105,079)	(352,073)
Other liabilities	692,622	(101,514)

Net cash used in operating activities	(23,775,852)	(23,211,862)

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	—	4,200,000
Capital expenditures	(2,693,322)	(414,027)

Net cash (used in) provided by investing activities	(2,693,322)	3,785,973

See Notes to Condensed Consolidated Financial Statements

AVANTAIR, INC. AND SUBSIDIARIES

(Formerly Ardent Acquisition Corporation)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	December 31, 2007	December 31, 2006
FINANCING ACTIVITIES:
Borrowings under long-term notes payable	2,200,000	10,703,204
Borrowings under line of credit	—	7,581,365
Borrowings under floor plan agreement	5,067,791	—
Principal payments on long-term notes payable	(4,318,838)	(2,453,675)
Principal payments on line of credit	—	(3,780,000)
Proceeds from issuance of stock	—	8,550,000
Proceeds from issuance of preferred stock-net	14,227,294	—
Cost of registration of private placement shares	(341,321)	—
Advances to stockholder	—	(118,339)
Cost of repurchase of class B common stock	—	(735,583)

Net cash provided by financing activities	16,834,926	19,746,972

Net (decrease) increase in cash and cash equivalents	(9,634,248)	321,083
Cash and cash equivalents, beginning of the period	12,577,468	2,175,734

Cash and cash equivalents, end of the period	$2,943,220	$2,496,817

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid (net of amounts capitalized)	$1,023,588	$1,028,494

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Accretion of Series A convertible preferred stock	$10,276	$—

Aircraft purchased under capital lease obligation	$4,828,642	$—

Aircraft purchased under long-term notes payable	$3,906,900	$—

Dividends payable on series A convertible preferred stock	$157,600	$—

Charter card issued as partial consideration of aircraft purchase	$95,600	$—

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

On October 2, 2006, the Company signed a definitive stock purchase agreement with Avantair Inc. (“Old Avantair”). The agreement, as amended on December 15, 2006, provided for Avantair to issue 6,684,822 shares of common stock to the stockholders of Old Avantair in exchange for all of the issued and outstanding shares of Old Avantair (the “Share Exchange” or “Reverse Merger”). On February 22, 2007, the stockholders of Avantair voted in favor of the Reverse Merger. On February 22, 2007, upon the closing of the reverse acquisition of Ardent Acquisition Corp., the Company received approximately $36.3 million. For further details on this reverse acquisition, refer to the audited consolidated financial statements and the notes to the consolidated financial statements included in the Company’s Annual report on Form 10-K/A for the fiscal year ended June 30, 2007.

The Company is engaged in the sale and management of fractional ownership of professionally piloted aircraft for personal and business use. The Company operates a fixed flight based operation in Camarillo, California, as well as aircraft maintenance and concierge services to customers from hangars and office locations in Clearwater, Florida.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Reporting

The accompanying unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and the interim condensed financial statement rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these statements included all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial statements. The interim condensed operating results are not necessarily indicative of the results for a full year or any interim period. The June 30, 2007 consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2007.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2007.

Basis of Presentation

All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. The Company has suffered recurring losses resulting in an accumulated deficit of $68 million and a working capital deficiency of $28 million as of December 31, 2007. Successful transition to profitable operations is dependent upon obtaining a level of sales adequate to support the Company’s cost structure and an uninterrupted delivery of aircraft. Management intends to continue to finance the operations of the Company through future cash flows from operations and future financings and borrowings.

As discussed in Note 5, on November 14, 2007 and December 5, 2007, the Company completed the sale of 152,000 shares of its Series A convertible preferred stock and raised approximately $14 million in net proceeds which has provided the Company additional cash to continue its operations. However, there can be no assurance that the Company will be able to continue to obtain such financing or internally generate cash flows from operations, which may impact the Company’s ability to continue as a going concern. The accompanying condensed consolidated balance sheets do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the potential inability of the Company to continue as a going concern.

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

Charter Card revenues. The Company sells access to its aircraft fleet for a 25 hour per year time card for flight time without the requirement to purchase an ownership share in an aircraft. The card holder pays the Company the entire amount in advance of access to the aircraft fleet. The Company defers the entire amount paid and recognizes revenue as aircraft are flown on an incremental basis. In prior years the Company sold a 15 hour time card which was discontinued on December 31, 2007.

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

Share-Based Compensation

The Company accounts for share-based compensation to employees and directors in accordance with SFAS 123(R) which requires the recognition of compensation expense for employee stock options and other share-based payments. Under SFAS 123(R), expense related to employee stock options and other share-based payments is recognized over the relevant service period based on the fair value of each stock option grant. The cost for stock option compensation was approximately $37,000 and $79,000 for the three months and six months ended December 31, 2007 and $2,542,300 for the three and six months ended December 31, 2006, respectively. The Company issued 214,000 shares of restricted common stock in May 2007. One-third ( 1/3) of the awarded shares will vest on the first anniversary date of grant and then one-twelfth ( 1/12) on the date three months after the first anniversary date of the grant and on such date every three months thereafter, such that 100% of the shares will be vested on the third anniversary date so long as employment with the Company is continuous. Compensation expense related to this restricted stock is recognized ratably over the three years based on the fair value of the shares at date of grant, which was $4.90. The compensation expense from restricted stock was approximately $79,000 and $152,000 for the three months and six months ended December 31, 2007 respectively. There were no stock options granted during the three and six months ended December 31, 2007.

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, (“SFAS No. 133”) which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts. The Company also considers the Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), which provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS No. 133. The Company evaluates the conversion feature embedded in its Series A Convertible Preferred Stock (see Note 5) at each reporting period based on the criteria of SFAS No. 133 and EITF 00-19 to determine whether the conversion feature would be required to be bifurcated from the Preferred Stock and accounted for separately as a derivative. Based on management’s evaluation, the embedded conversion feature did not require bifurcation and derivative accounting as of December 31, 2007.

Loss Per Share

        Basic loss per share is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options and warrants is antidilutive due to the losses incurred by the Company, they have been excluded from the Company’s computation of net loss per share for all periods presented. The total number of potentially dilutive securities excluded from the calculation of diluted loss per share for the three and six months ended December 31, 2007 was 14,510,000 which were comprised of 14,146,000 warrants to purchase one share of the Company’s common stock, 214,000 shares of restricted stock and 150,000 outstanding options. There were no potentially dilutive securities outstanding during the three and six months ended December 31, 2006. Per share amounts for the three and six month period ended December 31, 2006 have been restated to reflect the recapitalization of the Company stock on October 2, 2006.

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

Purchase Commitments

Avantair’s primary growth strategy is to increase the number of available aircraft and fractional share owners. Avantair presently sources all of its aircraft from Piaggio America and has contractual commitments to purchase these aircraft at wholesale pricing for an aggregate of approximately $357 million through 2012 for the delivery of 63 additional aircraft. This includes the November 13, 2007 board of director’s approval to an agreement with Piaggio America, Inc. to purchase an additional 22 aircraft to be delivered in the years 2011 and 2012. The agreement includes a standard price for each aircraft, subject to a price escalation based on the Consumer Price Index, for a total commitment on this new contract of $148.5 million. In addition, it has also entered into an agreement with Embraer to buy 20 additional aircraft for a total purchase price of $54.0 million. The total combined aircraft commitment of Piaggio America and Embraer is $411 million to be delivered through fiscal 2011 and 2012. The cost of these aircraft is expected to be funded by pre-selling the fractional shares of each plane prior to such plane’s delivery or by Avantair raising additional capital to acquire aircraft when they have not been pre-sold.

From time to time, we may lease aircraft that require purchase commitments. Please see “Financing Commitments” below.

Financing Commitments

In February 2005, the Company made financing arrangements for the purchase of three aircraft under various notes payable with Wells Fargo Equipment Finance, Inc. The notes in the amount of $4,260,666 are payable in monthly installments ranging from $4,550 to $38,480 with interest ranging from 5.96% to 6.12% per annum, through 2012. The notes are collateralized by the aircraft.

On April 24, 2006, Avantair financed an aircraft maintenance program contract with Jet Support Services, Inc. in the amount of $3.3 million. The promissory note provides for seven monthly installments of $145,867 and 53 monthly installments of $45,867, respectively including interest at 7% per year.

In August 2007, the Company and CNM, Inc. (“CNM”) executed a new note agreement which converted an outstanding note obligation of approximately $7 million into a term loan payable monthly over three years and bearing interest at 10% per annum. CNM also assumed a promissory note due to Wells Fargo Bank for $2,900,000 which was included as part of this new note agreement. CNM, Inc paid off the $2,900,000 promissory note to Wells Fargo Bank on December 7, 2007. The Company accounted for this conversion in accordance with EITF Issue No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.” No adjustments to the financial statements were necessary as a result of such modification.

On October 3, 2007, the Company entered into a floor plan agreement with Midsouth Services, Inc. which provides for up to approximately $5.1 million of financing for the next twelve aircraft to be acquired from Piaggio America, Inc. through April 2008. The agreement requires a $75,000 monthly facility fee with payment of any outstanding borrowings due in full prior to taking delivery of additional aircraft. Borrowings outstanding under this arrangement at December 31, 2007 totaled approximately $5.1 million.

On October 10, 2007, the Company entered into a five year lease agreement for one Piaggio Avanti P-180 aircraft. The aircraft will be used as a core aircraft and not fractionalized. The obligation is accounted for as a capital lease with lease payments of $89,000 per month. Upon expiration of the term, the Company will be required to purchase the aircraft from the lessor for $2.3 million.

On October 31, 2007, the Company entered into a financing arrangement for the purchase of one used aircraft at a total purchase price of approximately $4.5 million (inclusive of the value of a charter card of 100 hours). Financing was obtained from a lending institution through a note payable of $3.9 million. This debt will be repaid monthly over 7 years at an interest rate of the LIBOR rate plus 4.0%.

On November 14 and December 5, 2007, the Company sold 152,000 shares of preferred stock. For further details on the “Preferred Stock Agreement”, see Note 5, below.

Litigation

From time to time the Company is party to various legal proceedings in the normal course of business involving principally commercial charter party disputes. It is expected that these claims would be covered by insurance if they involve liabilities that arise from collision, other casualty, death or personal injuries to crew, subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. At December 31, 2007, there were no legal proceedings which outside counsel anticipates would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 4 – REGISTRATION OF SHARES

The Company’s registration statement on Form S-1 to register 4,540,381 shares sold in connection with a private placement raising $9 million in proceeds and 346,000 warrants and 346,000 shares underlying the warrants issued in connection with the reverse merger, went effective in October 2007. Costs associated with that registration statement in the amount of $341,321 were charged to paid-in capital.

NOTE 5 – SALE OF SERIES A CONVERTIBLE PREFERRED STOCK

On November 14, 2007, the Company entered into a Preferred Stock Purchase Agreement (the “Preferred Stock Agreement”) with certain investors. Under the Preferred Stock Agreement, the Company agreed to issue 152,000 shares of its newly-created Series A Convertible Preferred Stock to the Investors for an aggregate purchase price of $15.2 million, which was received in two tranches of $11.2 million and $4 million on November 14, 2007 and December 5, 2007, respectively. The proceeds were used predominantly to fund business operations and to acquire fractional shares in two aircraft delivered on December 28, 2007. The Series A Convertible Preferred Stock will not be registered under the Securities Act of 1933, but the Investors will have registration rights (including an obligation by the Company to have a “shelf” registration statement declared effective with the Securities and Exchange Commission within nine months of the issuance of the shares of Series A Convertible Preferred Stock) with respect to shares of Common Stock issuable upon conversion of the shares of Series A Convertible Preferred Stock (“Conversion Shares”). The Investors will be subject to restrictions on the number of Conversion Shares they may sell in the open market within six months and one year of such issuance. The terms of the Series A Convertible Preferred Stock are set forth in a Certificate of Designations filed November 14, 2007 with the State of Delaware. Pursuant to such Certificate of Designations, the shares of Series A Convertible Preferred Stock (a) will rank senior to all currently outstanding classes of stock of the Company with respect to liquidation and dividends, (b) will be entitled to receive a cash dividend at the annual rate of 9.0%, payable quarterly (with such rate being subject to increase up to a maximum of 12% if such dividends are not timely paid), (c) will be convertible into shares of the Company’s common stock at any time at the option of the Investors based on a conversion price of $5.15 per share (subject to adjustment), (d) may be redeemed by the Company following the seventh anniversary of the issuance of the shares of Series A Convertible Preferred Stock, (e) may be redeemed by the Company in connection with certain change of control or acquisition transactions, (f) will be redeemed by the Company following the ninth anniversary of the issuance of the shares of Series A Convertible Preferred Stock, upon receipt of the written consent of the holders of a majority of the then outstanding shares of Series A Convertible Preferred Stock (g) will vote on an as-converted basis with the Company’s Common Stock and (h) will have a separate vote over certain material transactions or changes which the Company may wish to effect. The Company paid its investment adviser 5% of the cash raised on this preferred financing.

NOTE 6 – RESTATEMENT

During fiscal 2007, the Company bought back shares of its Class A Common Stock and Class B Common Stock costing approximately $1.9 million. Those shares were retired and cancelled in connection with the reverse merger on February 22, 2007. The accompanying condensed consolidated financial statements as of June 30, 2007, have been restated to reflect this retirement of treasury stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Avantair is engaged in the sale and management of fractional ownerships of professionally piloted aircraft for personal and business use. According to AvData, Avantair is the fifth largest company in the North American fractional aircraft industry. As of December 31, 2007, Avantair operated 46 aircraft with 83 additional aircraft on order. Avantair operates a fixed flight based operation in Camarillo, California. The Company also provides aircraft maintenance, concierge and other services to customers and services to the Avantair fleet from hangars and office locations in Clearwater, Florida and Camarillo, California.

Results of Operations

Three Months Ended December 31, 2007 Compared with Three Months Ended December 31, 2006

Revenues for the three months ended December 31, 2007 were $28.6 million, an increase of 60% from $17.9 million for the same period last year. This increase was the result of a 49% increase in the revenue generated from the sale of fractional aircraft shares to $10.6 million for the second quarter ended December 31, 2007 from $7.1 million for the same period last year, an increase of 53% in maintenance and management fees to $14.1 million for the second quarter ended December 31, 2007 from $9.2 million for the same period last year, an increase of 200% in charter card revenue to $2.1 million in the second quarter ended December 31, 2007 from $0.7 million in the same period last year and an increase of 89% in demonstration and other revenue to $1.7 million for the second quarter ended December 31, 2007 from $0.9 million for the same period last year. Revenue from the sale of fractional aircraft shares increased due to a 40% increase in the number of fractional shares sold to 590 through December 31, 2007 from 421.5 fractional shares sold through December 31, 2006. The increase in revenue from maintenance and management fees increased primarily due to the increase in the number of fractional shares sold, as previously mentioned.

Charter card revenue increased $1.4 million primarily due to an increase in hours flown, to 421.7 hours in the three months ended December 31, 2007 from 153.2 hours in the three months of the same period last year.

Demonstration and other revenue increased primarily due to (i) an increase in fuel sales by $0.5 million in the three months ended December 31, 2007; (ii) an increase in rent revenue of $0.1 million and; (iii) an increase in remarketing revenue of $0.2 million.

Operating expenses for the three months ended December 31, 2007 were 40% higher than the same period last year, with total expenses of $33.4 million compared to $23.9 million. The cost of fractional aircraft shares sold increased to $8.9 million for the three months ended December 31, 2007 from $6.4 million for the same period last year, due to an increase of 40. % in the number of fractional shares sold to 590 fractional shares sold through December 31, 2007 from 421.5 fractional shares sold through December 31, 2006. The cost of flight operations, along with the cost of fuel, increased 62% to $17.3 million for the three months ended December 31, 2007 from $10.7 million for the second quarter ended December 31, 2006, primarily due to:

•	an increase of $3.0 million in maintenance expenses, comprised primarily of an increase in parts expense and maintenance insurance coverage due to an increase in fleet size;

•

an increase of $1.9 million in fuel prices and flight fees (which includes landing fees, airport fees and ground transportation fees) borne by Avantair for repositioning flights, demonstration flights and pilot training flights;

•

an increase of $2.3 million in pilot expenses , including salaries and related pilot expenses, hotel expenses, pilot airfare and living expenses due to the increase in the fleet size which requires an increase of four pilots per aircraft.

•	a decrease of $0.6 million in chartering and other expenses.

General and administrative expenses decreased to $4.8 million for the three months ended December 31, 2007 from $5.6 million for the same period last year, primarily due to a decrease in compensation expense related to equity transactions of $2.3 million offset by an increase of $0.9 million in expenses related to fixed-based operations in Clearwater, Florida and Camarillo, California and costs of $0.2 million related to being a public company.

Depreciation and amortization expenses was $1.0 million for the three months ended December 31, 2007 compared to $0.2 million for the same period last year, primarily due to two aircraft being reclassified from available for sale to fixed assets during the fourth quarter of fiscal year 2007. Depreciation expense for the entire year on those assets was booked in the fourth quarter of fiscal year 2007 which was when management made the decision to retain the aircraft for internal use.

Selling expenses increased to $1.4 million for the three months ended December 31, 2007 from $1.0 million for the same period last year primarily due to an increase in advertising expense and selling salaries as well as commissions due to increased sales.

Loss from operations was $4.8 million for the three months ended December 31, 2007, a decrease of 20% from $6.0 million for the three months ended December 31, 2006 for the reasons set forth above.

Total other income and expense was ($0.5) million for the three months ended December 31, 2007 compared to $(0.6) million for the same period last year, primarily due to the write-off of a debt private placement fee in the current quarter that were previously recorded as a deferred financing cost.

Net loss decreased to $5.3 million for the three months ended December 31, 2007 compared to $6.6 million for the same period last year. The primary reason for the decrease in the net loss is the decrease in the loss from operations and the decrease in compensation expense discussed above.

Six Months Ended December 31, 2007 Compared with Six Months Ended December 31, 2006

Revenues for the six months ended December 31, 2007 were $54.3 million, an increase of 57% from $34.7 million for the same period last year. This increase was the result of a 41% increase in the revenue generated from the sale of fractional aircraft shares to $20.5 million for the six months ended December 31, 2007 from $14.5 million for the same period last year, an increase of 58% in maintenance and management fees to $27.1 million for the six months ended December 31, 2007 from $17.2 million for the same period last year, an increase of 218% in charter card revenue to $3.5 million in the six months ended December 31, 2007 from $1.1 million in the same period last year and an increase of 78% in demonstration and other revenue to $3.2 million for the six months ended December 31, 2007 from $1.8 million for the same period last year. Revenue from the sale of fractional aircraft shares increased due to a 40% increase in the number of fractional shares sold to 590 through December 31, 2007 from 421.5 fractional shares sold through December 31, 2006. The increase in revenue from maintenance and management fees increased primarily due to the increase in the number of fractional shares sold, as previously mentioned.

Charter card revenue increased $2.4 million primarily due to an increase in hours flown, to 737.5 hours in the six months ended December 31, 2007 from 222.5 hours in the six months ended December 31, 2006.

Demonstration and other revenue increased primarily due to (i) an increase in fuel sales by $0.8 million in the six months ended December 31, 2007; (ii) an increase in remarketing revenue of $0.3 million and ; (iii) an increase in rent and other revenues of $0.3 million.

Operating expenses for the six months ended December 31, 2007 were 46% higher than the same period last year, with total expenses of $63.6 million compared to $43.7 million. The cost of fractional aircraft shares sold increased to $17.0 million for the six months ended December 31, 2007 from $10.8 million for the same period last year, due to an increase of 40% in the number of fractional shares sold to 590 fractional shares sold through December 31, 2007 from 421.5 fractional shares sold through December 31, 2006. The cost of flight operations, together with the cost of fuel increased 61% to $33.1 million for the six months ended December 31, 2007 from $20.6 million for the three months ended December 31, 2006, primarily due to:

•

an increase of $5.1 million in maintenance expenses, comprised primarily of an increase in parts expense and maintenance insurance coverage due to an increase in fleet size and the addition of engine reserves for engines not previously included in the insurance coverage;

•

an increase of $3.5 million in fuel prices and flight fees (which includes landing fees, airport fees and ground transportation fees) borne by Avantair for repositioning flights, demonstration flights and pilot training flights;

•

an increase of $4.0 million in pilot expenses , including salaries and related pilot expenses, hotel expenses, pilot airfare and living expenses due to the increase in the fleet size which requires an increase of four pilots per aircraft.

•	a decrease of $0.1 million in other aircraft expenses.

General and administrative expenses decreased to $9.4 million for the six months ended December 31, 2007 from $10.1 million for the same period last year, primarily due to a decrease of $2.3 million in compensation expense related to stock awarded to certain executives which was offset by an increase of $1.7 million in fixed-based operations both in Clearwater, Florida and Camarillo, California. Depreciation and amortization expenses was $1.7 million for the six months ended December 31, 2007 compared to $0.4 million for the same period last year, primarily due to aircraft being reclassified from available for sale to fixed assets during the fourth quarter of fiscal year 2007. Depreciation expense for the entire year on those assets was booked in the fourth quarter of fiscal year 2007 which was when management decided to retain the aircraft for internal use.

Selling expenses increased to $2.4 million for the six months ended December 31, 2007 from $1.9 million for the same period last year primarily due to an increase in advertising expenses and sales salaries as well as commissions and selling bonus due to increased sales.

Loss from operations was $9.3 million for the six months ended December 31, 2007, an increase of 3% from $9.0 million for the six months ended December 31, 2006 for the reasons set forth above.

Total other income and expense was ($1.0) million for the six months ended December 31, 2007 compared to $(1.4) million for the same period last year, primarily due to the write-off of a debt private placement fee in the current fiscal year.

Net loss decreased to $10.1 million for the six months ended December 31, 2007 compared to $10.4 million for the same period last year. The primary reason for the decrease in the net loss is the decrease in the loss from operations discussed above.

Liquidity and Capital Resources

Avantair’s primary sources of liquidity have been cash provided by operations, cash raised from its equity offering (see Note 5) with Ardent Acquisition Corp., cash provided from its debt facility with CNM, Inc., cash raised in the recent preferred stock offering, and other asset based borrowing. See Note 3 to the condensed consolidated financial statements included elsewhere in this Form 10-Q for details on all Avantair’s financing commitments. Principal uses of cash are to fund losses from operations, deposits made on fractional aircraft, leasehold improvements, and to fund the purchase of core aircraft and aircraft which are to be fractionalized but which have not yet been presold. Cash generated from operations has not been sufficient to provide for all the working capital needed to meet Avantair’s present requirements. At December 31, 2007 and June 30, 2007, Avantair had a working capital deficit of $28 and $8.4 million, respectively, and an accumulated deficit of $68.2 million and $58.1 million, respectively. As of December 31, 2007, cash and cash equivalents amounted to approximately $2.9 million and total assets of $192.8 million. The cash and cash equivalent balance decreased $9.6 million from June 30, 2007 while total assets increased $32.0 million. The decrease in cash and cash equivalents occurred primarily as a result of the Company taking possession of five aircraft during the quarter and selling 40.5 shares out of 80 available shares relating to these 5 aircraft.

Avantair’s primary growth strategy is to continue to increase the number of available aircraft and fractional share owners and to increase the monthly management fees derived from the maintenance of such aircraft. Avantair anticipates that cash provided from operations will continue to be insufficient to fund this growth, and that the Company will continue to seek additional funds, through either a sale of equity, or by debt financing. These additional funds may be used to fund continuing losses from operations, deposits made on fractional aircraft, leasehold improvements, and to fund the purchase of core aircraft and aircraft which are to be fractionalized but which have not yet been presold. The commitment (delivery schedule) for delivery of aircraft from Piaggio America is adjusted periodically during the year and we expect adjustments to continue to occur. The current schedule provides for delivery of 12 aircraft over the next 12 months. The cost of these aircraft is expected to be funded by pre-selling the fractional shares of each plane prior to such plane’s delivery or, when necessary, by Avantair raising additional capital to acquire aircraft when they have not been pre-sold.

Net cash used in operating activities was $23.8 million for the six months ended December 31, 2007 compared to cash used in operating activities of $23.2 million for the same period last year. The decrease in working capital used in the business is primarily attributable to the five planes delivered to the Company during the six months ended December 31, 2007 since a portion of such planes were not fully fractionalized upon the company taking possession. For the six months ended December 31, 2006, the Company took possession of six aircraft.

Net cash used in investing activities was $2.7 million for the six months ended December 31, 2007 compared to cash provided by investing activities of $3.8 million for the same period last year. The cash provided by investing activities during the six months ended December 31, 2006 resulted from the sale of property and equipment, while the cash used in investing activities for the six months ended December 31, 2007 resulted from capital expenditures on leasehold improvements at its Florida and California facilities.

Net cash provided by financing activities for the six months ended December 31, 2007 results primarily from net proceeds from the issuance of a new class A convertible preferred stock of $14.4 million. On November 14, 2007, the Company entered into a Preferred Stock Purchase Agreement (the “Preferred Stock Agreement”) with certain investors. Under the Preferred Stock Agreement, the Company agreed to issue 152,000 shares of its newly-created Series A Convertible Preferred Stock to the Investors for an aggregate purchase price of $15.2 million, The transaction is discussed in greater detail in Note 5 to the condensed consolidated financial statements included elsewhere in this Form 10-Q. The quarter ended December 31, 2006 primarily relates to proceeds from the issuance of stock of $8.5 million in a private placement and borrowings under long-term notes payable of $10.7 million.

The Company has incurred recurring losses resulting in an accumulated deficit of $68 million and a working capital deficiency of $28 million as of December 31, 2007. Successful transition to profitable operations is dependent upon obtaining a level of sales adequate to support the Company’s cost structure. Management intends to continue to finance the operations of the Company through future cash flows from operations and future financings and borrowings. The Company believes it will be successful in preselling the aircrafts or by selling additional equity or raising funds through debt financing. There can be no assurance, however, that such financing will be successfully completed.

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

Interest Rate Risk

Avantair is subject to market risk from exposure to changes in interest rates associated with its debt facility with Century Bank and Wachovia Bank. The current liability, pursuant to which Avantair is obligated to pay Century Bank, is 1.0% above prime. The current liability, pursuant to which Avantair is obligated to pay Wachovia Bank, is the Libor rate plus 4.0%. At December 31, 2007, the liabilities of Avantair with exposure to interest rate risk were approximately $6.0 million.

Off-Balance Sheet Arrangements

Avantair has neither off-balance sheet obligations nor guarantees and has not historically used special purpose entities for any transactions.

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

Management has made its evaluation of our disclosure controls and procedures as of December 31, 2007. Avantair is aware of the existence of a material weakness in the design and operation of Avantair’s internal controls over financial reporting that could adversely affect its ability to record, process, and report financial information consistent with the assertions of management in the financial statements. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

•	The accounting staff had an inappropriate level of knowledge, which contributed to errors and deficiencies in financial reporting and disclosures.

Avantair is addressing the concerns stated in the auditor’s letter on internal controls and making appropriate changes to remedy concerns over internal controls and reduce the possibility of a misstatement of Avantair’s financial statements. The actions taken to date include the hiring of a Chief Financial Officer, Vice President of Finance, Assistant Controller and a Director of Financial Transactions. In addition, Avantair has modified its business processes to include enhanced controls over its core processes, the more significant of which are described below. Avantair continues to educate the senior accounting staff on the requirements of Section 404 of the Sarbanes-Oxley Act.

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

During fiscal 2008, Avantair intends to:

•

hire additional accounting personnel with the appropriate level of knowledge to properly record transactions in the general ledger and prepare financial statements in accordance with accounting principles generally accepted in the United States of America;

•

and has engaged consultants who are assisting the company in implementation of a new back-office accounting software package which will further improve the accounting process and related internal controls.

Because Avantair has not completed its remediation plan, management has concluded that a material weakness in the operation of our disclosure controls and procedures continues to exist at December 31, 2007. Any failure to effectively address a material weakness or other control deficiency of Avantair or implement required new or improved controls, or difficulties encountered in their implementation, could disrupt Avantair’s ability to process key components of its results of operations and financial condition timely and accurately and cause Avantair to fail to meet its reporting obligations under rules of the Securities and Exchange Commission.

There has been no change in the our internal control over financial reporting during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 14, 2008

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