Form 10-Q
period 2008-03-31
Avantair, Inc
filed 2008-05-14
CIK 1303849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐     Accelerated Filer  ☐
Non-Accelerated Filer ☑ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 14, 2008, there were 15,220,817 shares of the Company’s common stock, $.0001 par value per share, outstanding.

CERTAIN DEFINITIONS

Unless the context indicates otherwise, the terms “Avantair”, “the Company”, “Ardent”, “we”, “our”, and “us” refer to Avantair, Inc. and, where appropriate, its subsidiary, or its predecessor, Ardent Acquisition Corporation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and the future performance of the Company, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or future strategies that are signified by the words “expects,” anticipates,” “intends,” “believes,” or similar language. Our actual results could differ materially from the information contained in these forward-looking statements as a result of various factors, including, but not limited to, the factors outlined in our Annual Report on Form 10-K, particularly under the heading “Risk Factors,” and the factors outlined below:

(1)	our inability to generate sufficient net revenue in the future;
(2)	our inability to fund our operations and capital expenditures;
(3)	our inability to acquire additional inventory of aircraft;
(4)	the loss of key personnel;
(5)	our inability to effectively manage our growth;
(6)	our inability to generate sufficient cash flows to meet our debt service obligations;
(7)	competitive conditions in the fractional aircraft industry;
(8)	extensive government regulation;
(9)	the failure or disruption of our computer, communications or other technology systems;
(10)	increases in fuel costs;
(11)	changing economic conditions; and
(12)	our failure to attract and retain qualified pilots and other operations personnel.

The risks described above and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. We do not undertake, and expressly disclaim, any obligation to update this forward-looking information, except as required by applicable law.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
(Formerly Ardent Acquisition Corporation)
Condensed Consolidated Balance Sheets

ASSETS
	March 31,	June 30,
	2008	2007
	(unaudited)	(Notes 2 and 6)

CURRENT ASSETS
Cash and cash equivalents	$4,437,644	$12,577,468
Accounts receivable, net of allowance for doubtful accounts of
$199,979 at March 31, 2008 and $460,377 at June 30, 2007	5,594,532	5,087,491
Inventory	609,622	579,517
Current portion of aircraft costs related to fractional sales	38,436,412	31,895,085
Current portion of notes receivable	820,351	1,015,163
Prepaid expenses and other current assets	1,809,197	378,394

Total current assets	51,707,758	51,533,118

AIRCRAFT COSTS RELATED TO FRACTIONAL SHARE SALES - net of current portion	92,867,381	74,870,704

PROPERTY AND EQUIPMENT, at cost, net of accumulated
depreciation and amortization of $7,894,364 at March 31, 2008
and $5,654,306 at June 30, 2007	24,672,578	15,380,698

OTHER ASSETS
Cash - restricted	2,817,829	2,942,983
Deposits	12,465,110	9,904,054
Deferred maintenance agreement	2,513,040	2,691,539
Notes receivable- net of current portion	447,807	1,327,552
Goodwill	1,141,159	1,141,159
Other assets	1,200,359	698,453

Total other assets	20,585,304	18,705,740

Total assets	$189,833,021	$160,490,260

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
(Formerly Ardent Acquisition Corporation)
Condensed Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	March 31,	June 30,
	2008	2007
	(unaudited)	(Notes 2 and 6)

CURRENT LIABILITIES
Accounts payable	$10,548,973	$5,765,189
Accrued liabilities	2,597,749	3,141,061
Customer deposits	765,193	612,500
Current portion of deferred revenue related to fractional aircraft share sales	45,718,190	38,058,547
Current portion of notes payable	11,336,172	4,412,288
Unearned management fee and charter card revenues	12,113,121	7,950,636

Total current liabilities	83,079,398	59,940,221

Notes payable, net of current portion	22,060,099	18,560,570
Deferred revenue related to fractional aircraft share sales, net of current portion	95,980,696	92,186,334
Other liabilities	2,350,388	1,762,159

Total long-term liabilities	120,391,183	112,509,063

Total liabilities	203,470,581	172,449,284

COMMITMENTS AND CONTINGENCIES
Preferred stock series A convertible, $.0001 par value, authorized 300,000 shares; 152,000 shares issued and outstanding	14,417,247	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $.0001 par value, authorized 700,000 shares; none issued	-	-
Common stock, Class A, $.0001 par value, 75,000,000 shares authorized, 15,220,817 shares issued and outstanding	1,522	1,522
Additional paid-in capital	45,574,614	46,124,857
Accumulated deficit	(73,630,943)	(58,085,403)

Total stockholders’ deficit	(28,054,807)	(11,959,024)

Total liabilities and stockholders’ deficit	$189,833,021	$160,490,260

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
(Formerly Ardent Acquisition Corporation)
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007

Revenues
Fractional aircraft sold	$11,183,245	$7,372,979	$31,633,495	$21,917,085
Maintenance and management fees	14,998,644	10,069,343	42,121,457	27,316,678
Charter card and demonstration revenue	2,814,706	2,005,996	7,756,892	4,463,234
FBO and other revenues	948,814	424,873	2,718,330	853,833

Total revenue	29,945,409	19,873,191	84,230,174	54,550,830

Operating expenses
Cost of fractional aircraft shares sold	9,404,328	6,969,076	26,373,438	17,753,561
Cost of flight operations	13,322,523	11,079,365	38,809,119	27,026,276
Cost of fuel	4,767,280	2,795,756	12,373,941	7,399,575
General and administrative expenses	5,499,457	4,032,745	14,852,400	14,164,081
Depreciation and amortization	1,132,865	303,102	2,878,978	669,201
Selling expenses	978,999	1,047,521	3,392,324	2,905,751
Total operating expenses	35,105,452	26,227,565	98,680,200	69,918,445

Loss from operations	(5,160,043)	(6,354,374)	(14,450,026)	(15,367,615)

Other income (expenses)
Interest income	83,316	117,740	418,169	271,836
Gain on sale of assets	341,370	-	341,370
Interest expense	(705,222)	(1,212,318)	(1,855,053)	(2,726,651)
Total other expenses	(280,536)	(1,094,578)	(1,095,514)	(2,454,815)

Net loss	(5,440,579)	(7,448,952)	(15,545,540)	(17,822,430)
Preferred stock dividend	(345,905)	-	(503,506)	-
Accretion of convertible preferred stock	(22,077)	-	(32,353)	-
Net loss attributed to common stockholders	$(5,808,561)	$(7,448,952)	$(16,081,399)	$(17,822,430)

Loss per common share:
Basic and diluted	$(0.36)	$(0.72)	$(1.02)	$(2.31)

Weighted-average common shares outstanding:
Basic and diluted	15,220,817	10,288,909	15,220,817	7,700,505

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
(Formerly Ardent Acquisition Corporation)
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
For the nine months ended March 31, 2008
(Unaudited)

	Class A		Additional			Total
	Common Stock		Paid-In	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Deficit
Balance, June 30, 2007, as
previously reported	15,220,817	$1,522	$46,124,857	$(56,198,527)	$(1,886,876)	$(11,959,024)

Restatement for retirement
of treasury stock				(1,886,876)	1,886,876	-

Balance, June 30, 2007, as
restated	15,220,817	1,522	46,124,857	(58,085,403)	-	(11,959,024)

Expenses associated with
registration of shares sold
in private placement			(360,321)			(360,321)

Accretion of expenses
associated with issuance of
Preferred Stock			(32,353)			(32,353)

Share-based compensation			345,937			345,937

Accrued dividend on series
A convertible preferred
stock, $1.18 per share and
$.65 per share			(503,506)			(503,506)

Net loss				(15,545,540)		(15,545,540)

Balance, March 31, 2008	15,220,817	$1,522	$45,574,614	$(73,630,943)	$-	$(28,054,807)

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
(Formerly Ardent Acquisition Corporation)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	March 31,	March 31,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(15,545,540)	$(17,822,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,878,978	864,172
Gain on sale of assets	(341,370)	-
Fair value of warrants issued to officer	-	156,000
Fair value of stock options issued	-	10,807
Share-based compensation	345,937	2,542,400
Decrease in allowance for doubtful accounts	(260,398)	-
Changes in operating assets and liabilities:
Accounts receivable	(246,643)	(2,590,909)
Inventory	(30,105)	(49,146)
Prepaid expenses and other current assets	(1,430,803)	(362,213)
Aircraft costs related to fractional share sales	(24,538,004)	(29,128,933)
Restricted cash	125,154	(1,632,710)
Deposits	(2,561,056)	2,842,704
Deferred maintenance agreement	178,499	465,456
Unearned management fee and charter card revenue	4,066,885	5,760,222
Notes receivable	1,074,557	1,891,816
Other assets	(501,906)	(245,360)
Accounts payable	4,783,784	1,276,004
Accrued liabilities	(543,312)	(262,998)
Deferred revenue related to fractional aircraft share sales	11,454,005	19,467,791
Deferred gain on sale and leaseback of asset	-	(150,592)
Customer deposits	152,693	(220,939)
Other liabilities	588,229	221,927

Net cash used in operating activities	(20,350,416)	(16,966,931)

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	-	4,200,000
Capital expenditures	(3,455,906)	(4,140,923)

Net cash (used in) provided by investing activities	(3,455,906)	59,077

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
(Formerly Ardent Acquisition Corporation)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31,	March 31,
	2008	2007
FINANCING ACTIVITIES:
Borrowings under long-term notes payable	$2,200,000	$13,545,617
Borrowings under line of credit	-	7,581,365
Borrowings under floor plan agreement	15,415,137	-
Borrowings under short-term notes payable	291,110
Principal payments on long-term notes payable	(5,580,066)	(12,559,318)
Principal payments on floor plan agreement	(10,135,582)	-
Principal payments on line of credit	-	(22,848,144)
Principal payments on short-term notes payable	(45,168)	-
Proceeds from issuance of stock	-	43,893,971
Proceeds from issuance of preferred stock-net	13,881,388	-
Cost of registration of private placement shares	(360,321)	-
Cost of treasury shares	-	(1,353,922)

Net cash provided by financing activities	15,666,498	28,259,569

Net (decrease) increase in cash and cash equivalents	(8,139,824)	11,351,715
Cash and cash equivalents, beginning of the period	12,577,468	2,175,734

Cash and cash equivalents, end of the period	$4,437,644	$13,527,449

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid (net of amounts capitalized)	$1,344,997	$2,189,198

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Accretion of series A convertible preferred stock	$32,353	$-
Aircraft purchased under capital lease obligation	$4,828,642	$4,392,163
Aircraft purchased under long-term notes payable	$3,906,900	$-
Dividends payable on series A convertible preferred stock	$531,478	$-
Charter card issued as partial consideration of aircraft purchase	$95,600	$-
Aircraft sold through settlement of note payable	$457,560	$-
Issuance of share in connection with acquisition	$-	$20
Reclassification of stockholder advances to treasury stock	$-	$533,986
Deferred gain on sale and leaseback of asset	$-	$860,714
Conversion of short-term borrowings to long-term notes payable	$-	$7,050,300

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
(Formerly Ardent Acquisition Corporation)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 - BUSINESS OPERATIONS

General

Avantair, Inc. (formerly known as Ardent Acquisition Corporation) (“Avantair” or the “Company”), was organized on September 14, 2004 as a blank check company whose objective was to acquire an operating business.

On October 2, 2006, the Company signed a definitive stock purchase agreement with Avantair Inc. (“Old Avantair”). The agreement, as amended on December 15, 2006, provided for Avantair to issue 6,684,822 shares of common stock to the stockholders of Old Avantair in exchange for all of the issued and outstanding shares of Old Avantair (the “Share Exchange” or “Reverse Merger”). On February 22, 2007, the stockholders of Avantair voted in favor of the Reverse Merger. On February 22, 2007, upon the closing of the reverse acquisition of Ardent Acquisition Corp., the Company received approximately $36.3 million. For further details on this reverse acquisition, refer to the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2007.

The Company is engaged in the sale and management of fractional ownership of professionally piloted aircraft for personal and business use. The Company operates a fixed flight based operation in Camarillo, California, as well as aircraft maintenance and concierge services to customers from hangars and office locations in Clearwater, Florida.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Reporting

The accompanying unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and the interim condensed financial statement rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these statements included all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial statements. The interim condensed operating results are not necessarily indicative of the results for a ful1 year or any interim period. The June 30, 2007 consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2007.

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. The Company has suffered recurring losses resulting in an accumulated deficit of $74 million and a working capital deficiency of $31 million as of March 31, 2008. Successful transition to profitable operations is dependent upon obtaining a level of sales adequate to support the Company’s cost structure and an uninterrupted delivery of aircraft. Management intends to continue to finance the operations of the Company through future cash flows from operations and future financings and borrowings.

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

Fractional Aircraft Shares

The Company does not have vendor specific objective evidence to determine the individual fair values of a fractional share of aircraft and the related management and maintenance agreement and, as a result, has adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) to account for the sale of fractional shares of aircraft. Accordingly, as the sales of the fractional shares cannot be separated from the underlying maintenance agreement, fractional aircraft sales revenue is recognized ratably over the five-year term of the management and maintenance agreement. The period in which revenue is recognized will be evaluated on a periodic basis. Factors that will impact management’s assessment of the most appropriate period of revenue recognition will include, but not be limited to, customer turnover, terms and conditions of the related fractional share sale, maintenance arrangements as well as other factors that could impact revenue.

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

Demonstration and Charter Card Revenues

Demonstration revenues. The Company charges prospective new aircraft share owners on an hourly basis for each hour the prospective share owners are flown to demonstrate the quality and capabilities of the aircraft. The Company recognizes revenue related to these demonstration flights when the flight is completed.

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

Aircraft Costs Related To Fractional Sales

The Company reflects aircraft costs related to the sale of fractional aircraft shares. As a result of the adoption of EITF 00-21 the Company recognizes the sales of the fractional shares of aircraft as income over the five-year period. The aircraft costs related to sales of fractional shares consist of the cost of the aircraft and are recorded as an asset and recognized as the cost of aircraft shares sold over the five-year period.

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

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets to the amounts expected to be realized.

Share-Based Compensation

The Company accounts for share-based compensation to employees and directors in accordance with SFAS 123(R) “Share-Based Payment” (SFAS 123(R)), which requires the recognition of compensation expense for employee stock options and other share-based payments. Under SFAS 123(R), expense related to employee stock options and other share-based payments is recognized over the relevant service period based on the fair value of each stock option grant. The cost for stock option compensation was approximately $36,000 and $115,000 for the three months and nine months ended March 31, 2008, respectively. There was no stock option compensation for the three months ended March 31, 2007 and $2,542,300 for the nine months ended March 31, 2007. The Company issued 15,000 shares of restricted common stock to certain members of its Board of Directors in March 2008 and 214,000 shares of restricted common stock to employees in May 2007. One-third (1/3) of the 15,000 shares awarded in March 2008 will vest on each date of the next three annual shareholders meetings at which directors are elected and so long as the recipient remains a member of the Board of Directors. One-third (1/3) of the 214,000 shares awarded in May 2007 shares will vest on the first anniversary date of grant and then one-twelfth (1/12) on the date three months after the first anniversary date of the grant and on such date every three months thereafter, such that 100% of the shares will be vested on the third anniversary date so long as employment with the Company is continuous. Compensation expense related to this restricted stock is recognized ratably over the three years based on the fair value of the shares at date of grant, which was $3.95 and $4.90 at March 5, 2008 and May 17, 2007, respectively. The compensation expense from restricted stock was approximately $80,000 and $232,000 for the three and nine months ended March 31, 2008, respectively. There were no stock options granted during the three and nine months ended March 31, 2008 respectively. At the time of the Reverse Merger on February 22, 2007, the Company issued 200,000 fully vested warrants to the Company’s former Chief Financial Officer. During the three months ended March 31, 2007, the Company recognized the $156,000 as a compensation charge for the value of the warrants based upon the difference between the market trading price at the date of grant and the $.01 purchase price per warrant. The Company did not issue warrants during the nine months ended March 31, 2008.

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, ("SFAS No. 133") which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts. The Company also considers the Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), which provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS No. 133. The Company evaluates the conversion feature embedded in its Series A Convertible Preferred Stock (see Note 5) at each reporting period based on the criteria of SFAS No. 133 and EITF 00-19 to determine whether the conversion feature would be required to be bifurcated from the Preferred Stock and accounted for separately as a derivative.  Based on management’s evaluation, the embedded conversion feature did not require bifurcation and derivative accounting as of March 31, 2008.

Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options and warrants is antidilutive due to the losses incurred by the Company, they have been excluded from the Company’s computation of net loss per share for all periods presented. A total of 14,510,000 of potentially dilutive securities were excluded from the calculation of diluted loss per share for the three and nine months ended March 31, 2008 and were comprised of 14,146,000 warrants to purchase one share of the Company’s common stock, 214,000 shares of restricted stock and 150,000 outstanding options. A total of 12,646,744 potentially dilutive securities outstanding were excluded from the calculation of diluted loss per share for the three and nine months ended March 31, 2007. Per share amounts for the three and nine months ended March 31, 2007 have been restated to reflect the recapitalization of the Company stock on October 2, 2006.

Reclassifications

Certain balances for the three and nine months ended March 31, 2007 were reclassified to conform with classifications adopted in the current year.

Recently Issued Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For the Company, SFAS No. 157 is effective for the fiscal year beginning July 1, 2008. Management is currently evaluating this standard to determine its impact, if any, on its consolidated financial statements.

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

NOTE 3 - COMMITMENTS AND CONTINGENCIES

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

Purchase Commitments

Avantair’s primary growth strategy is to increase the number of available aircraft and fractional share owners. Avantair presently sources all of its aircraft from Piaggio America, Inc. and has contractual commitments to purchase 62 additional aircraft through 2013 at wholesale pricing for an aggregate of approximately $352 million. In addition, the Company has also entered into an agreement with Embraer to buy 20 additional aircraft for a total purchase price of approximately $54.0 million. The total combined aircraft commitment of Piaggio America and Embraer is $406 million to be delivered through fiscal 2013. The cost of these aircraft is expected to be funded by pre-selling the fractional shares of each plane prior to such plane’s delivery or by Avantair raising additional capital to acquire aircraft if they have not been pre-sold. From time to time, the Company may lease aircraft that require purchase commitments. Please see “Financing Commitments” below.

Financing Commitments

In February 2005, the Company entered into financing arrangements for the purchase of three aircraft under various notes payable with Wells Fargo Equipment Finance, Inc. In January 2008, the Company sold one of these aircraft and repaid the outstanding balance on the related note payable. The notes outstanding at March 31, 2008 in the amount of $3,580,240 are payable in monthly installments ranging from $10,644 to $38,480 with interest ranging from 5.96% to 6.12% per annum, through 2012. The notes are collateralized by the aircraft.

On April 24, 2006, Avantair financed an aircraft maintenance program contract with Jet Support Services, Inc. (“JSSI”) in the amount of $3.4 million. The promissory note provides for seven monthly installments of $145,867 and 53 monthly installments of $45,867, respectively, including interest at 7% per year. As discussed in Note 7, on April 15, 2008, the Company entered into a payment arrangement with JSSI by means of a $5.6 million promissory note. The note matures on April 1, 2011 and bears interest at the rate of 10% per annum, with 35 monthly payments of principal and interest in an amount of $185,127 beginning on June 2, 2008. The note covers the balance of the preexisting $3.4 million promissory note as well as other costs and fees to be paid by the Company under service agreements with JSSI.

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

On October 3, 2007, the Company entered into a floor plan agreement with Midsouth Services, Inc. (“Midsouth”) which provides for up to approximately $5.1 million of financing for aircraft to be acquired from Piaggio America, Inc. through April 2008.   On March 3, 2008, the Company entered into a second floor plan agreement with Midsouth that provides for up to $5.3 million of financing for aircraft to be acquired from Piaggio America, Inc. for the six month period commencing with the first delivery of aircraft under the plan. Each agreement requires a $75,000 monthly facility fee with payment of any outstanding borrowings due in full prior to taking delivery of additional aircraft.  Midsouth also agreed, at the option of the Company, to provide an additional loan in the amount of $5.3 million, with terms and conditions of the additional loan substantially similar to the terms of the March 2008 loan, upon expiration of the October 3, 2007 floor plan agreement. Borrowings outstanding under these arrangements at March 31, 2008 totaled approximately $5.3 million.

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

On November 14 and December 5, 2007, the Company sold 152,000 shares of preferred stock. For further details on the “Preferred Stock Agreement”, see Note 5 below.

Litigation

From time to time the Company is party to various legal proceedings in the normal course of business involving principally commercial charter party disputes. It is expected that these claims would be covered by insurance if they involve liabilities that arise from collision, other casualty, death or personal injuries to crew, subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. At March 31, 2008, there were no legal proceedings which outside counsel anticipates would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 4 - REGISTRATION OF SHARES

The Company's registration statement on Form S-1 to register 4,540,381 shares sold in connection with a private placement raising $9 million in proceeds and 346,000 warrants and 346,000 shares underlying the warrants issued in connection with the reverse merger, went effective in October 2007. Costs associated with that registration statement in the amount of $360,321 were charged to paid-in capital.

NOTE 5 - SALE OF SERIES A CONVERTIBLE PREFERRED STOCK

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

NOTE 6 - RESTATEMENT

During fiscal 2007, the Company bought back shares of its Class A Common Stock and Class B Common Stock costing approximately $1.9 million. Those shares were retired and cancelled in connection with the reverse merger on February 22, 2007. The accompanying condensed consolidated financial statements as of June 30, 2007, have been restated to reflect this retirement of treasury stock.

NOTE 7 - SUBSEQUENT EVENTS

Effective April 11, 2008, the Company’s former Chief Financial Officer departed the Company and resigned his position as a director of the Company. In connection with the former Chief Financial Officer’s departure, on April 14, 2008, the Company entered into a separation agreement pursuant to which the former Chief Financial Officer will receive (i) a payment equal to eight months salary ($183,333), (ii) reimbursement of premium payments for COBRA benefits until the earlier of a period of eight (8) months commencing April 14, 2008 or at such time that the former Chief Financial Officer obtains employment providing health benefits and (iii) pursuant to an amendment to his previously issued restricted stock award, 33,334 shares of common stock. In addition, the former Chief Financial Officer has agreed not to transfer any shares of the Company’s common stock for a period of six (6) months commencing April 14, 2008. At the end of the six (6) month period, the former Chief Financial Officer’s unrestricted shares shall be freely tradable in the open market, subject to the Company’s “Right of First Refusal” and in compliance with applicable securities law. In addition, the former Chief Financial Officer has agreed to cooperate fully with the Company’s reasonable requests for assistance in transitioning his previous responsibilities for a period of eight (8) months commencing April 14, 2008.

The Company entered into a payment arrangement with JSSI by means of a $5.6 million promissory note, dated April 15, 2008. The note matures on April 1, 2011 and bears interest at the rate of 10% per annum, with 35 monthly payments of principal and interest in an amount of $185,127 beginning on June 2, 2008. The note contains no pre-payment penalty and provides for acceleration of the balance of the note in the event of a default under the note or an engine maintenance contract the Company maintains with JSSI. The note covers the balance of the preexisting $3.4 million promissory note as well as other costs and fees to be paid by the Company under service agreements with JSSI. In connection with the parties entering into this payment arrangement and the $5.6 million promissory note, the parties terminated an airframe maintenance contract, but the parties are continuing their relationship pursuant to the existing engine maintenance contract. The Company will manage the airframe maintenance program on an internal basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Avantair is engaged in the sale and management of fractional ownerships of professionally piloted aircraft for personal and business use. According to AvData, Avantair is the fifth largest company in the North American fractional aircraft industry. As of March 31, 2008, Avantair operated 47 aircraft with 82 additional aircraft on order. Avantair operates a fixed flight based operation (FBO) in Camarillo, California. The Company also provides aircraft maintenance, concierge and other services to customers and services to the Avantair fleet from hangars and office locations in Clearwater, Florida and Camarillo, California.

Avantair generates revenues primarily through the sale of fractional ownership shares of aircraft, by providing operations, maintenance and management services related to these aircraft, and from the sale of time cards providing 25 flight time hours per year of access to its aircraft fleet without the requirement of purchasing fractional ownership shares. The Company markets and sells fractional ownership interests at retail prices to individuals and businesses in ownership shares as low as a 1/16th interest, prior to delivery of the aircraft. Under maintenance and management agreements with fractional owners, Avantair provides pilots, maintenance, fuel and hangar space for the aircraft.

Avantair presently sources all of its aircraft from a single manufacturer, Piaggio America, Inc. As of March 31, 2008, Avantair had contractual commitments to purchase 62 additional aircraft through 2013 at wholesale pricing for an aggregate of approximately $352 million from this manufacturer. The Company is able to defer aircraft deliveries to bring them in line with sales expectations based upon existing economic conditions. At March 31, 2008, the Company had 26.5 fractional aircraft shares available for sale. Therefore, in the fourth quarter of fiscal 2008, the Company deferred four aircraft deliveries until December 2008, with the ability to defer these to a later date if necessary. Avantair has placed an order with another manufacturer for 20 very light jets, for an aggregate of approximately $54 million with delivery scheduled beginning in 2009. In addition to the cost of acquiring aircraft, Avantair’s primary expenses have been related to fuel, aircraft repositioning (i.e., moving an aircraft to another location to accommodate a customer’s need), pilot training and demonstration flights for sales purposes, maintenance, charters and insurance.

In order to achieve profitable income from operations before depreciation and amortization, management currently estimates that the Company will need to have 45 fully fractionalized aircraft. The Company believes this measure is useful to investors as it excludes non-cash expenses that do not directly relate to the operation of fractionalized aircraft. This measure is a supplement to generally accepted accounting principles (GAAP) used to prepare the Company’s financial statements and should not be viewed as a substitute for GAAP measures. In addition, the Company’s non-GAAP measure may not be comparable to non-GAAP measures of other companies. Income from operations according to GAAP would include depreciation and amortization expense, estimated to be approximately $365,000 per month at the time of fully fractionalizing the 45th aircraft. At March 31, 2008, the Company had 40 fractionalized aircraft. Therefore, Avantair’s primary growth strategy is to continue to increase the number of available aircraft and fractional share owners. In order to fund necessary growth, the Company will continue to seek additional funds through equity financing, inventory financing, debt financing, asset sales or a combination thereof. These additional funds may be used to fund continuing losses from operations, deposits made on fractional aircraft, leasehold improvements, and to fund the purchase of core aircraft and aircraft which are to be fractionalized but which have not yet been pre-sold.

During fiscal 2008, the U.S. economy has continued to slow as a result of several factors, including high energy costs, a weakening dollar and the direct and indirect impact from turmoil in the credit markets. Companies such as Avantair are inherently dependent upon energy to operate and, therefore, have the potential to be significantly impacted by increases in fuel prices. Although fractional aircraft share owners are contractually obligated to pay fuel cost increases incurred on their flights, fuel expenses incurred for repositioning, demonstration and pilot training flights are borne entirely by the Company. In an effort to manage our fuel costs, we have implemented a cost reduction program and have entered into fuel discount programs with certain of our fuel suppliers as part of our overall cost reduction program. In addition, the Company is also negotiating better pricing with other suppliers, including maintenance and corporate services.

Results of Operations

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007

Revenues for the three months ended March 31, 2008 were $29.9 million, an increase of 50% from $19.9 million for the same period last year. This increase was the result of a 51% increase in the revenue generated from the sale of fractional aircraft shares to $11.2 million for the third quarter ended March 31, 2008 from $7.4 million for the same period last year, an increase of 50% in maintenance and management fees to $15.0 million for the third quarter ended March 31, 2008 from $10.0 million for the same period last year, an increase of 36% in charter card revenue to $1.9 million in the third quarter ended March 31, 2008 from $1.4 million in the same period last year and an increase of 80% in demonstration and other revenue to $1.8 million for the third quarter ended March 31, 2008 from $1.0 million for the same period last year. Revenue from the sale of fractional aircraft shares increased primarily due to a 36% increase in the number of fractional shares sold to 624.5 through March 31, 2008 from 458.0 fractional shares sold through March 31, 2007. The increase in revenue from maintenance and management fees increased primarily due to the increase in the number of fractional shares sold, as previously mentioned.

Charter card and demonstration revenue increased $0.8 million primarily due to a 38% increase in hours flown in the three months ended March 31, 2008 compared to hours flown in the three months of the same period last year, and an increase in demonstration revenue of $0.3 million.

FBO and other revenue increased primarily due to an increase in fuel sales by $0.4 million in the three months ended March 31, 2008 and an increase in rent revenue of $0.1 million.

Operating expenses for the three months ended March 31, 2008 were 34% higher than the same period last year, with total expenses of $35.1 million compared to $26.2 million. The cost of fractional aircraft shares sold increased to $9.4 million for the three months ended March 31, 2008 from $7.0 million for the same period last year, due to an increase of 36 % in the number of fractional shares sold to 624.5 fractional shares sold through March 31, 2008 from 458.0 fractional shares sold through March 31, 2007. The cost of flight operations, along with the cost of fuel, increased 30% to $18.1 million for the three months ended March 31, 2008 from $13.9 million for the third quarter ended March 31, 2007, primarily due to:

•	an increase of $0.6 million in maintenance expenses, comprised primarily of an increase in parts expense and maintenance insurance coverage due to an increase in fleet size;

•
an increase of $2.3 million in fuel prices and flight fees (which includes landing fees, airport fees and ground transportation fees) borne by Avantair for repositioning flights, demonstration flights and pilot training flights;

•
an increase of $1.6 million in pilot expenses, including salaries and related pilot expenses, hotel expenses, pilot airfare and living expenses due to the increase in the fleet size which requires an increase of four pilots per aircraft; and

•	a decrease of $0.4 million in chartering and other expenses.

General and administrative expenses increased to $5.5 million for the three months ended March 31, 2008 from $4.1 million for the same period last year, primarily due to an increase of $0.5 million in expenses related to fixed-based operations in Clearwater, Florida and Camarillo, California, an increase in legal, accounting and other costs related to being a public company of $0.4 million, and increases in other costs related to the increase in fleet size and customer base, including training, systems and personnel costs.

Depreciation and amortization expenses was $1.1 million for the three months ended March 31, 2008 compared to $0.3 million for the same period last year, primarily due to two aircraft being reclassified from available for sale to fixed assets during the fourth quarter of fiscal year 2007. Depreciation expense for the entire year on those assets was booked in the fourth quarter of fiscal year 2007 which was when management made the decision to retain the aircraft for internal use.

Selling expenses decreased to $0.9 million for the three months ended March 31, 2008 from $1.0 million for the same period last year primarily due to a decrease in advertising expense.

Loss from operations was $5.2 million for the three months ended March 31, 2008, a decrease of 19% from $6.4 million for the three months ended March 31, 2007 for the reasons set forth above.

Total other income and expense was ($0.3) million for the three months ended March 31, 2008 compared to $(1.1) million for the same period last year, primarily due to a $0.5 million reduction in interest expense resulting from repayment of indebtedness with the proceeds of the Company’s public offering of stock and due to the recognition of a $0.3 million gain on the sale on a non-fractionalized aircraft in January 2008 .

Net loss decreased to $5.4 million for the three months ended March 31, 2008 compared to $7.4 million for the same period last year. The primary reason for the decrease in the net loss is the decrease in the loss from operations.

Nine Months Ended March 31, 2008 Compared with Nine Months Ended March 31, 2007

Revenues for the nine months ended March 31, 2008 were $84.2 million, an increase of 54% from $54.6 million for the same period last year. This increase was the result of a 44% increase in the revenue generated from the sale of fractional aircraft shares to $31.6 million for the nine months ended March 31, 2008 from $21.9 million for the same period last year, an increase of 54% in maintenance and management fees to $42.1 million for the nine months ended March 31, 2008 from $27.3 million for the same period last year, an increase of 125% in charter card revenue to $5.4 million in the nine months ended March 31, 2008 from $2.4 million in the same period last year and an increase of 75% in demonstration and other revenue to $4.9 million for the nine months ended March 31, 2008 from $2.8 million for the same period last year. Revenue from the sale of fractional aircraft shares increased due to a 36 % increase in the number of fractional shares sold to 624.5 through March 31, 2008 from 458.0 fractional shares sold through March 31, 2007. The increase in revenue from maintenance and management fees increased primarily due to the increase in the number of fractional shares sold, as previously mentioned.

Charter card and demonstration revenue increased $3.3 million primarily due to a 118% increase in hours flown in the nine months ended March 31, 2008 over hours flown in the nine months ended March 31, 2007.

FBO and other revenue increased primarily due to (i) an increase in fuel sales by $1.2 million in the nine months ended March 31, 2008; (ii) an increase in remarketing revenue of $0.3 million; and (iii) an increase in rent and other revenues of $0.3 million.

Operating expenses for the nine months ended March 31, 2008 were 41% higher than the same period last year, with total expenses of $98.7 million compared to $69.9 million. The cost of fractional aircraft shares sold increased to $26.4 million for the nine months ended March 31, 2008 from $17.8 million for the same period last year, due to an increase of 36 % in the number of fractional shares sold to 624.5 fractional shares sold through March 31, 2008 from 458.0 fractional shares sold through March 31, 2007. The cost of flight operations, together with the cost of fuel increased 49% to $51.2 million for the nine months ended March 31, 2008 from $34.4 million for the nine months ended March 31, 2007, primarily due to:

•
an increase of $5.7 million in maintenance expenses, comprised primarily of an increase in parts expense and maintenance insurance coverage due to an increase in fleet size and the addition of engine reserves for engines not previously included in the insurance coverage;

•
an increase of $5.8 million in fuel prices and flight fees (which includes landing fees, airport fees and ground transportation fees) borne by Avantair for repositioning flights, demonstration flights and pilot training flights;

•
an increase of $5.6 million in pilot expenses , including salaries and related pilot expenses, hotel expenses, pilot airfare and living expenses due to the increase in the fleet size which requires an increase of four pilots per aircraft; and

•	a decrease of $0.4 million in other aircraft expenses.

General and administrative expenses increased to $14.9 million for the nine months ended March 31, 2008 from $14.2 million for the same period last year, primarily due to an increase of $2.2 million in costs of fixed-based operations both in Clearwater, Florida and Camarillo, California, an increase of $0.7 million in legal, accounting and other costs related to being a public company, and $0.5 million of increases in other costs related to the increase in fleet size and customer base, including training, systems and personnel costs, partially offset by a decrease of $2.4 million in compensation expense related to stock awarded to certain executives.

Depreciation and amortization expenses were $2.9 million for the nine months ended March 31, 2008 compared to $0.7 million for the same period last year, primarily due to aircraft being reclassified from available for sale to fixed assets during the fourth quarter of fiscal year 2007. Depreciation expense for the entire year on those assets was booked in the fourth quarter of fiscal year 2007 which was when management decided to retain the aircraft for internal use.

Selling expenses increased to $3.4 million for the nine months ended March 31, 2008 from $2.9 million for the same period last year primarily due to an increase in advertising expenses and sales salaries and selling bonus.

Loss from operations was $14.5 million for the nine months ended March 31, 2008, an increase of 6% from $15.4 million for the nine months ended March 31, 2007 for the reasons set forth above.

Total other income and expense was ($1.1) million for the nine months ended March 31, 2008 compared to $(2.5) million for the same period last year, primarily due to a $0.9 million reduction in interest expense resulting from repayment of indebtedness with the proceeds of the Company’s public offering of stock and due to the recognition of a $0.3 million gain on the sale on a non-fractionalized aircraft in January 2008.

Net loss decreased to $15.5 million for the nine months ended March 31, 2008 compared to a net loss of $17.8 million for the same period last year. The primary reason for the decrease in the net loss is the decrease in the loss from operations discussed above.

Liquidity and Capital Resources

Avantair’s primary sources of liquidity have been cash provided by operations, cash raised from its equity offering with Ardent Acquisition Corp., cash provided from its debt facility with CNM, Inc., cash raised in the recent preferred stock offering, and other asset based borrowing (see Notes 4 and 5 to the Company’s condensed consolidated financial statements). The Company uses its cash primarily to fund losses from operations, deposits made on fractional aircraft, leasehold improvements, and to fund the purchase of core aircraft and aircraft which are to be fractionalized but which have not yet been pre-sold. Cash generated from operations has not been sufficient to provide for all the working capital needed to meet Avantair’s present requirements. At March 31, 2008 and June 30, 2007, Avantair had a working capital deficit of $31.4 and $8.4 million, respectively, and an accumulated deficit of $73.6 million and $58.1 million, respectively. As of March 31, 2008, cash and cash equivalents amounted to approximately $4.4 million and total assets of $189.8 million. The cash and cash equivalent balance decreased $8.1 million from June 30, 2007 while total assets increased $29.3 million. The decrease in cash and cash equivalents occurred primarily as a result of the Company taking possession of nine aircraft during the first three quarters of this fiscal year and selling 101.5 shares out of 144 available shares relating to these nine aircraft.

Net cash used in operating activities was $20.3 million for the nine months ended March 31, 2008 compared to cash used in operating activities of $17.0 million for the same period last year. The decrease in working capital used in the business is primarily attributable to a decrease in cash due to the nine planes delivered to the Company during the nine months ended March 31, 2008 since a portion of such planes were not fully fractionalized upon the Company taking possession. At March 31, 2008, the Company held 28.5 unsold fractional aircraft shares. For the nine months ended March 31, 2007, the Company took possession of eight aircraft and at March 31, 2007 held ½ unsold fractional aircraft share.

Net cash used in investing activities was $3.5 million for the nine months ended March 31, 2008 compared to cash provided by investing activities of $0.1 million for the same period last year. The cash provided by investing activities during the nine months ended March 31, 2007 resulted from the sale of property and equipment, while the cash used in investing activities for the nine months ended March 31, 2008 resulted from capital expenditures on leasehold improvements at its Florida and California facilities.

Net cash provided by financing activities for the nine months ended March 31, 2008 results primarily from net proceeds from the issuance of a new class of convertible preferred stock of $13.5 million. On November 14, 2007, the Company entered into a Preferred Stock Purchase Agreement (the “Preferred Stock Agreement”) with certain investors. Under the Preferred Stock Agreement, the Company agreed to issue 152,000 shares of its newly-created Series A Convertible Preferred Stock to certain investors for an aggregate purchase price of $15.2 million. The transaction is discussed in greater detail in Note 5 to the condensed consolidated financial statements included elsewhere in this Form 10-Q. During the quarter ended March 31, 2008, the Company had additional borrowings under long-term notes payable of $2.2 million and borrowings under floor plan agreements of $15.4 million.

Avantair presently has contractual commitments to purchase, from Piaggio America, Inc., 62 additional aircraft through 2013 at wholesale pricing for an aggregate of approximately $352 million. The commitment (delivery schedule) for delivery of aircraft from Piaggio America is adjusted periodically during the year and we expect adjustments to continue to occur. The current schedule provides for delivery of 8 aircraft over the next 12 months, during which time the Company will pay the manufacturer $44.3 million, inclusive of deposits on future deliveries. In addition, the Company has also entered into an agreement with Embraer to buy 20 additional aircraft for a total purchase price of approximately $54.0 million. Although there are no deliveries of aircraft from this manufacturer scheduled during the next 12 months, the Company will pay this manufacturer $2 million in deposits during this period. The total combined aircraft commitment is $406 million to be delivered through fiscal 2013. The cost of these aircraft is expected to be funded by pre-selling the fractional shares of each plane prior to such plane’s delivery or, when necessary, by Avantair raising additional capital to acquire aircraft when they have not been pre-sold.

Avantair’s financing commitments as of March 31, 2008, are described below:

•
Wells Fargo Equipment Finance, Inc. Notes: In February 2005, the Company entered into financing arrangements for the purchase of three aircraft under various notes payable with Wells Fargo Equipment Finance, Inc. In January 2008, the Company sold one of these aircraft and repaid the outstanding balance on the related note payable. The notes outstanding at March 31, 2008 in the amount of $3,580,240 are payable in monthly installments ranging from $10,644 to $38,480 with interest ranging from 5.96% to 6.12% per annum, through 2012.

•
Jet Support Services, Inc. Note: On April 24, 2006, Avantair financed an aircraft maintenance program contract with Jet Support Services, Inc. (“JSSI”) in the amount of $3.4 million. The promissory note provided for seven monthly installments of $145,867 and 53 monthly installments of $45,867, respectively including interest at 7% per year. On April 15, 2008, the Company entered into a payment arrangement with JSSI by means of a $5.6 million promissory note. The note matures on April 1, 2011 and bears interest at the rate of 10% per annum, with 35 monthly payments of principal and interest in an amount of $185,127 beginning on June 2, 2008. The note covers the balance of the preexisting $3.4 million promissory note as well as other costs and fees to be paid by the Company under service agreements with JSSI.

•
CNM, Inc. Note: In August 2007, the Company and CNM, Inc. (“CNM”) executed a new note agreement which converted an outstanding note obligation of approximately $7 million into a term loan payable monthly over three years and bearing interest at 10% per annum. CNM also assumed a promissory note due to Wells Fargo Bank for $2,900,000 which was included as part of this new note agreement.

•
Midsouth Services, Inc. Financing: On October 3, 2007, the Company entered into a floor plan agreement with Midsouth Services, Inc. (“Midsouth”) which provides for up to approximately $5.1 million of financing for aircraft to be acquired from Piaggio America, Inc. through April 2008.   On March 3, 2008, the Company entered into an second floor plan agreement with Midsouth that provides for up to $5.3 million of financing for aircraft to be acquired from Piaggio America, Inc. for the six month period commencing with the first delivery of aircraft under the plan. Each agreement requires a $75,000 monthly facility fee with payment of any outstanding borrowings due in full prior to taking delivery of additional aircraft. Midsouth also agreed, at the option of the Company, to provide an additional loan in the amount of $5.3 million, with terms and conditions of the additional loan substantially similar to the terms of the March 2008 loan, upon expiration of the October 3, 2007 floor plan agreement. Borrowings outstanding under these arrangements at March 31, 2008 totaled approximately $5.3 million.

•
Piaggio Lease Agreement: On October 10, 2007, the Company entered into a five year lease agreement for one Piaggio Avanti P-180 aircraft. The aircraft will be used as a core aircraft and not fractionalized. The obligation is accounted for as a capital lease with lease payments of $89,000 per month. Upon expiration of the term, the Company will be required to purchase the aircraft from the lessor for $2.3 million.

•
Additional Financing Arrangement: On October 31, 2007, the Company entered into a financing arrangement for the purchase of one used aircraft at a total purchase price of approximately $4.5 million (inclusive of the value of a charter card of 100 hours). Financing was obtained from a lending institution through a note payable of $3.9 million. This debt will be repaid monthly over 7 years at an interest rate of the LIBOR rate plus 4.0%.

For additional information regarding these financing arrangements, see Notes 3 and 7 to the Company’s condensed consolidated financial statements.

On November 14 and December 5, 2007, the Company sold 152,000 shares of preferred stock for an aggregate purchase price of $15.2 million. These shares of preferred stock will be entitled to receive a cash dividend at the annual rate of 9.0%, payable quarterly with such rate being subject to increase up to a maximum of 12% if such dividends are not timely paid. For further details regarding the issuance of the preferred stock, see Note 5 to the Company’s condensed consolidated financial statements.

The Company has incurred recurring losses resulting in an accumulated deficit of $74 million and a working capital deficiency of $31 million as of March 31, 2008. Successful transition to profitable operations is dependent upon obtaining a level of sales adequate to support the Company’s cost structure. The Company believes that it will need additional capital to continue operations and to pursue its business strategy in the next twelve to fifteen months. In order to meet these working capital needs, the Company is considering a combination of sources to obtain additional capital. The Company plans to work with commercial lenders to obtain inventory financing, which will likely require some level of security interest and guarantees. Equity and debt financing and asset sale alternatives are also being considered to supplement funds raised through inventory financing. In order to continue as a going concern, the Company must obtain additional capital under acceptable terms and conditions. The Company’s ability to obtain additional capital and the timing and cost of obtaining such capital will be affected by capital market economic conditions which are currently unstable. Accordingly, there can be no assurance that any such financings will be successfully completed.

Off-Balance Sheet Arrangements

Avantair has neither off-balance sheet obligations nor guarantees and has not historically used special purpose entities for any transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

Interest Rate Risk

Avantair is subject to market risk from exposure to changes in interest rates associated with its debt facility with Century Bank and its debt facility with Wachovia Bank. The current liability, pursuant to which Avantair is obligated to pay Century Bank, has an interest rate that is 1.0% above prime. The current liability, pursuant to which Avantair is obligated to pay Wachovia Bank, has an interest rate that is equal to the LIBOR rate plus 4.0%. At March 31, 2008, the liabilities of Avantair with exposure to interest rate risk were approximately $6.0 million.

Item 4T. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective, based on the material weaknesses in our internal controls over financial reporting.

Management has made its evaluation of our disclosure controls and procedures as of March 31, 2008. Avantair is aware of the existence of a material weakness in the design and operation of Avantair’s internal controls over financial reporting that could adversely affect its ability to record, process, and report financial information consistent with the assertions of management in the financial statements. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness first began with the independent audit of the fiscal years ended June 30, 2004, 2005 and 2006. The auditor’s letter on material weakness states the following:

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

Because Avantair has not completed its remediation plan, management has concluded that a material weakness in the operation of our disclosure controls and procedures continues to exist at March 31, 2008. Any failure to effectively address a material weakness or other control deficiency of Avantair or implement required new or improved controls, or difficulties encountered in their implementation, could disrupt Avantair’s ability to process key components of its results of operations and financial condition timely and accurately and cause Avantair to fail to meet its reporting obligations under rules of the Securities and Exchange Commission.

There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

The Company’s annual meeting of stockholders was held on March 5, 2008. Of the 15,220,817 shares outstanding and entitled to vote at the meeting, 10,945,310 shares were present at the meeting in person or by proxy. At the meeting the stockholders:

1.     Voted on the election of seven directors - Barry J. Gordon, Arthur H. Goldberg, Steven Santo, John Waters, Stephanie A. Cuskley, A. Clinton Allen, and Robert J. Lepofsky - to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified. The votes on all directors nominated were as follows:

Nominee	Votes For	Votes Against/Withheld

Barry J. Gordon	10,945,310	-

Arthur H. Goldberg	10,945,310	-

Steven Santo	10,945,310	-

John Waters	9.244.685	1,700,625

Stephanie A. Cuskley	10,943,660	1,650

A. Clinton Allen	10,943,660	1,650

Robert J. Lepofsky	10,945,310	-

2.     Ratified the appointment of J.H. Cohn, LLP, an independent registered public accounting firm, as our independent auditors for the fiscal year ending June 30, 2008 with 10,945,310 votes for the ratification, no votes against the ratification, and no votes abstaining.

Item 6.  Exhibits.

See exhibit index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 2008
Avantair, Inc

By:	/s/ Steven Santo
Steven Santo
Chief Executive Officer

EXHIBIT INDEX
Exhibit Number	Description

10.1	Separation Agreement and Release

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350