Form 10-K
period 2008-06-30
Avantair, Inc
filed 2008-09-24
CIK 1303849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: June 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of the second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the Registrant was $29,528,384. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of June 30, 2008 there were 15,286,792 shares of Common Stock, $.0001 par value per share, outstanding.

CERTAIN DEFINITIONS

Unless the context indicates otherwise, the terms “Avantair”, “the Company”, “we”, “our” and “us” refer to Avantair, Inc. and, where appropriate, its subsidiary. The term “Registrant” means Avantair, Inc.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Form 10K contains forward-looking statements relating to future events and the future performance of the Company, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intents,” “believes,” or similar language. You should read statements that contain these words carefully because they:

•	discuss future expectations;

•	contain information which could impact future results of operations or financial condition; or

•	state other “forward-looking” information.

We believe it is important to communicate our expectations to the Avantair stockholders. However, there may be events in the future that we are not able to accurately predict or over which we have no control and which could cause our actual results to differ materially from the information contained in the forward-looking statements contained in this document. The risk factors and cautionary language discussed in this document provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by Avantair in its forward-looking statements, including among other things:

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

You should be aware that the occurrence of the events described in the “Risk Factors” section and elsewhere in this document could have a material adverse effect on Avantair.

i

PART I

Item 1. BUSINESS

Overview

Avantair is engaged in the sale and management of fractional ownerships of professionally piloted aircraft for personal and business use. According to AvData, Avantair is the fifth largest company in the North American fractional aircraft industry. As of June 30, 2008, Avantair operated 49 aircraft (which includes 5 company owned “core” aircraft) with 60 additional Piaggio Avanti II aircraft on order. Avantair operates fixed flight based operations (FBO) in Camarillo, California and, effective August 1, 2008, in Caldwell, New Jersey. The Company also provides aircraft maintenance, concierge and other services to customers and services to the Avantair fleet from hangars and office locations in Clearwater, Florida, Camarillo, California and Caldwell, New Jersey.

Avantair generates revenues primarily through the sale of fractional ownership shares of aircraft, by providing operations, maintenance and management services related to these aircraft, and from the sale of time cards providing 25 hours of flight time per year of access to its aircraft fleet without the requirement of purchasing fractional ownership shares. The Company markets and sells fractional ownership interests to individuals and businesses with a minimum share size of a 1/16 th ownership interest. Under maintenance and management agreements with fractional owners, Avantair provides pilots, maintenance, fuel and hangar space for the aircraft.

Avantair presently sources all of its aircraft from a single manufacturer, Piaggio America, Inc. As of June 30, 2008, Avantair had contractual commitments to purchase 60 additional Piaggio aircraft through 2013 at wholesale pricing for an aggregate of approximately $349 million from this manufacturer. The Company has been able to defer aircraft deliveries to bring them in line with sales expectations based upon existing economic conditions and the contract provides flexibility to defer aircraft deliveries in the future. At June 30, 2008, the Company had 26 fractional aircraft shares available for sale. In addition to the cost of acquiring aircraft, Avantair’s primary expenses have been related to fuel, aircraft repositioning (i.e., moving an aircraft to another location to accommodate a customer’s need and demonstration flights for sales purposes), maintenance, charters and insurance.

As a relatively new Company, Avantair has expended funds necessary to establish the operations and business infrastructure required of a fractional airline and has not generated sufficient cash from operations to fund its growth. Therefore, the Company raised additional funds through equity offerings, debt financing and the sale of assets to fund operations. In connection with future financing of growth, and depending upon the Company’s generation of cash from operations, the Company may obtain additional funds through equity financing, including the sale of additional shares of common stock, assets sales, accelerated payments of maintenance and management fees, debt financing, or a combination thereof.

In order to achieve profitable income from operations before depreciation and amortization, management currently estimates that the Company will need to have 45 fully fractionalized aircraft. At June 30, 2008, the Company had 41.3 fractionalized aircraft. Therefore, Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and aircraft under management. The Company believes income from operations before depreciation and amortization is useful to investors as it excludes certain non-cash expenses that do not directly relate to the operation of fractionalized aircraft. This measure is a supplement to generally accepted accounting principles (GAAP) used to prepare the Company’s financial statements and should not be viewed as a substitute for GAAP measures. In addition, the Company’s non-GAAP measure may not be comparable to non-GAAP measures of other companies. Income from operations according to GAAP would include depreciation and amortization expense, estimated to be approximately $330,000 per month at the time of fully fractionalizing the 45 th aircraft.

Recent Developments

On June 17, 2008, the Company filed with the Securities and Exchange Commission a post-effective amendment on Form S-3 to the Company’s Registration Statement on Form S-1 (No. 333-121028). Upon effectiveness of the amendment, the registration statement will be available for the issuance of shares of common stock upon exercise of the Company’s outstanding publicly traded warrants. The Company also approved a warrant retirement program, pursuant to which it will offer the holders of its 13,800,000 publicly traded warrants the opportunity to exercise those warrants on amended terms for a limited time. The Company is modifying the 13,800,000 warrants to reduce the per-share exercise price from $5.00 to $3.00. In addition, for each warrant exercised by a holder at the reduced exercise price, the holder will have the option to engage in a cashless exercise by exchanging ten additional warrants for one additional share of common stock. Warrants tendered for cashless exercise may only be tendered in groups of ten and no fractional shares will be issued for odd lots of nine or less. The Company has filed a Tender Offer Statement on Schedule TO and related materials as a pre-commencement communication. The Tender Offer has not commenced and the Company and its agents are not currently accepting tenders at this time. The Company will issue a press release announcing the commencement of the tender offer once it has begun.

On June 20, 2008, Avantair assigned its rights and obligations to purchase twenty Embraer Phenom 100 aircraft positions to Share 100 Holding Co., LLC (Share 100), a wholly-owned subsidiary of Avantair. On the same date, Avantair entered into a membership interest purchase agreement with Executive Air Shares Corporation (EAS), in which EAS purchased the Class A membership of Share 100 and Avantair retained the Class B membership. EAS, as Class A member, has the rights and obligations to purchase the Phenom 100 aircraft with positions one through eighteen and to fund payments due in connection with these aircraft. EAS paid Share 100 approximately $2.5 million in connection with these transactions and will make an additional $750,000 capital contribution to Share 100 on or before December 1, 2008, all of which has or will be, respectively, immediately distributed to Avantair. Avantair, as Class B member, has the rights and obligations to purchase aircraft take out nineteen and twenty and to fund payment due in connection with these aircraft. EAS has the option to purchase aircraft nineteen and twenty, which must be exercised by October 1, 2010; if exercised, EAS shall reimburse Avantair for all payments made relative to these aircraft and provide all remaining funds required. In the event that EAS does not exercise the option to purchase aircraft nineteen and twenty by October 1, 2010, Avantair will have the right and obligation to purchase the nineteenth and twentieth aircraft.  If EAS defaults under its obligations to purchase the aircraft positions, EAS will forfeit all deposits paid for the undelivered aircraft, including the funds distributed to Avantair. Avantair will then be responsible for the rights and obligations of the remaining undelivered aircraft.  If Avantair defaults under its obligations to purchase the last two aircraft positions, any deposits paid by Avantair in connection with the undelivered Class B Aircraft will be forfeited.

In July 2008, the Company repaid the Promissory Note (“Note”) with Century Bank F.S.B. (“Lender”), which provided financing to the Company in the amount of $5,200,000 to be used towards the purchase of a new Piaggio P-180 aircraft. The Company paid the following fees for the Note: (1) $37,500 on the effective date of the Note and (2) $75,000 on the 30 th day of the each month thereafter until repayment in full of the principal amount of the Note (“Term”). The principal amount of the Note was to be paid in full within 120 days from the effective date of the Note. The Company was to also make partial payments to the Lender in $325,000 increments upon the closing of each fractional interest and the Lender was to provide partial lien releases as to the respective fractional interests sold. Additionally, the Company would pay a fee of $52,000 at the time of repayment in full of the principal amount of the Note, constituting a fee of 1 % of the principal amount. Since the Company repaid the note in full in July 2008 (within 90 days after the effective date of the note), the fee was reduced to 0.5% of the principal amount or $26,000.

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

A fractional aircraft company assembles a fleet of planes with each of these planes available for a certain number of revenue generating flight hours per year. Those hours are then divided into partial ownership shares and these partial ownership shares are sold to individuals and businesses. Avantair’s customers typically purchase one-sixteenth or one-eighth shares in an aircraft, although in some cases the purchases are one-quarter shares or more. The purchase of a one-eighth share means that the owner will pay approximately one-eighth of the aircraft retail price initially and receive 100 flight hours (50 flight hours for each one-sixteenth share) for the term of the contract, which is typically five years. An Avantair fractional share owner agrees to pay Avantair an additional predetermined monthly fee to cover the various costs of maintaining and operating the aircraft. Avantair is responsible for all of these services. The fractional shareowner contacts Avantair’s flight scheduling personnel to schedule use of the plane.

 According to AvData and JetNet, the North American fractionally owned aircraft fleet has grown from 8 aircraft in 1986 to an aggregate of 1,073 aircraft as of April 2008, and the number of fractional share owners has grown to 5,902 in that same period. According to AvData and JetNet, there are only five companies which have 3% or more of the total market for fractional aircraft, based upon the units in operation - NetJets, Flight Options, FlexJet, CitationShares, and Avantair, with NetJets having a market share of approximately 50% and Avantair’s three largest competitors having a combined market share of over 80%. According to JetNet, as of April 2008, Avantair had an approximate market share of 7%.

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

Some of Avantair’s principal competitors are owned by aircraft manufacturers, which have resulted in their fleets being largely comprised of aircraft built by their respective parent companies. Avantair, however, is not owned by any manufacturer, giving it a greater level of flexibility in future aircraft selections than most of its competitors.

Fractional operators must have sufficient numbers of aircraft in the fleet to provide the service required. Since fractional share buyers desire to enter the program as soon as possible after purchasing shares, operators are obligated to provide access to aircraft when the shareowner requests it. If the operator does not have ample capacity available, it must charter that capacity, a practice that can be very costly. As a result, fractional operators’ strategy is to place orders for aircraft in advance, and only sell shares within a few weeks prior to taking delivery of the aircraft. Fractional operators may also offer card programs, which provide a certain number of flight hours to be used during a specific period of time, generally one year.

The capital requirements of the fractional aviation business are less intensive than other segments of the aviation industry. Ordering aircraft requires the operator to place deposits well in advance of receiving its planes. Progress payments are made as certain milestones are achieved. The amounts of the deposits and progress payments are a function of several factors including the price of the underlying plane, the creditworthiness of the buyer, and the time until delivery. The majority of the payments are generally made upon delivery. The fractional operator’s strategy is to sell the plane in advance, so that the title transfers to the fractional shareowner within hours or days after title transfers from the manufacturer to the fractional operator. As a consequence, the fractional operator would receive the funds from the share owners virtually at the same time as the bulk of the payments are paid to the manufacturer.

How Avantair’s Fractional Ownership Program Works

Each of Avantair’s current aircraft is available to fractional owners for a total of 800 flight hours per year. Those hours are then divided into blocks of ownership, beginning at fifty hours per year (a one-sixteenth share of the aircraft), and these partial ownership shares are sold to buyers. A share of an aircraft currently can be purchased from Avantair starting at the list price of $425,000 for a one-sixteenth share. Purchase prices for larger interests maybe slightly discounted. Each fractional owner must enter into a Management and Dry Lease Exchange Agreement with Avantair as part of the purchase of shares in the Avantair program. A monthly maintenance and management fee, currently $9,650, is assessed per 1/16th share owned. This fee covers any direct costs in operating and maintaining the aircraft, other than fuel surcharges which are based on actual aircraft usage. This is unlike most other fractional programs, which generally charge fractional owners an occupied hourly rate for use of the aircraft. All programs have fuel surcharges, but due to the efficiency of the Piaggio Avanti and the way Avantair calculates its management fee, Avantair’s surcharges are less than those charged by its competitors. Any landing fees, excess catering fees, applicable international fees and taxes are billed to the owner. Monthly fees are adjusted upwards on each anniversary date using a calculation based on the current Consumer Price Index, but will not exceed the then-current published rate offered to new share owners.

Each fractional owner is allocated a certain number of flight hours per year based on the size of their ownership interest. The owner may exceed the number of annual allocated hours by up to 20%, to the extent that the owner did not use all of their allocated hours in the prior year and/or as an advance use of the next year’s allocated hours.

Each share owner owns an “undivided interest” that cannot be affected or encumbered by the financial actions of other owners. In order to avoid scheduling conflicts, each share owner throughout Avantair’s fleet agrees to exchange use of such owner’s airplane with the other share owners in the fleet. Avantair must move planes to the necessary destinations to meet the fractional owners’ needs. Avantair keeps a certain number of core aircraft in the fleet in order to have enough planes to meet demand.

Aircraft Usage and Scheduling

Attempting to divide the use of a plane among multiple parties to maximize its value can be logistically challenging. A fractional share owner is required to provide a minimum of 24 hours notice to Avantair prior to the scheduled take-off time when scheduling the first leg of a trip during non-peak travel times. During peak travel times, requests for use by owner of an aircraft must be made at least 72 hours prior to the scheduled departure date of the first leg. No later than January 1st of each year, Avantair will notify all of its fractional owners of the impending year’s peak travel days, which will not exceed 25 days for each calendar year.

For all flights outside of the Primary Service Area (PSA), comprised of the continental United States, certain airports in the Bahamas and Cabo San Lucas, fractional owners must request an aircraft at least 7 days prior to the scheduled date of the first leg of the trip. All such requests are filled on a first-come first-served basis, provided that, for each such request, the fractional owner has provided sufficient information regarding the trip to enable Avantair to schedule the trip.

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

Expiration of the Program

Upon the expiration of the term of Avantair’s agreement with a fractional owner, the owner shall have the option to (i) sell the owner’s interest in the aircraft and cease to participate in the Avantair program, (ii) sell the owner’s interest and purchase an interest in a new aircraft that participates or will participate in the Avantair program or (iii) retain this interest and renew their participation in the program.

 Sales and Marketing

Avantair’s sales department is comprised of a senior executive vice president of sales and marketing, a vice president of sales and regional sales directors supported by an inside sales department and a marketing department. Avantair’s sales staff is compensated with a base salary plus commissions.

Avantair targets customers based on demographic data, including net worth, household income, job title and age. Avantair has just recently focused its sales efforts on a national basis, whereas previously market efforts were focused regionally.

Avantair uses a variety of methods to market and advertise its fractional ownership program, including print advertising, direct mail, events, website and online and referral incentives. In fiscal 2008, approximately half of Avantair’s marketing budget was allocated to print advertising. Advertising placement is based on historical data and demographics.

Avantair’s direct mail advertising consists of several mailings and e-mailings per year to targeted prospective customers to coincide with promotions, price increases, etc. Avantair also participates in live events, including events at fixed base operators attended by owners and prospective owners. The events are targeted geographically.

As part of its marketing, Avantair maintains a web site at www.avantair.com. All of Avantair’s collateral and print marketing materials, direct mail, email and video materials direct prospective buyers to its web site along with the sales phone number.

Public relations efforts are driven by editorial opportunities and news pitches to key editors. Recent editorial placements include magazines such as Robb Report, Fortune, Forbes, as well as, travel and aircraft industry publications. An owner newsletter, Contrails, is published quarterly with pertinent news, purchase reinforcement and any new programs. Contrails is also sent to all competitive owners, distributed at events, placed in aircraft, and put in packages that are sent to prospects at first inquiry into the fractional program.

An important element of Avantair’s marketing strategy is referral incentives. Approximately 50% of new share sales during 2006, 2007 and 2008 have been generated from referrals from existing share owners. Under Avantair’s referral incentive program, a fractional owner who refers a customer to Avantair receives a total of two additional allocated hours of flight time.

One internal measurement used to assess future sales is leads generated by both the sales force and the other marketing methods described above. The number of Avantair’s sales leads has nearly doubled over the past year. While many leads do not turn into sales, they provide the basis for future sales. Another important indicator is demonstration flights. A very high percentage of potential buyers of shares will request a demonstration flight on one or more aircraft types and on one or more products from different fractional operators. Avantair’s demonstration flights cost the potential buyer approximately $4,500 per hour, with the owner receiving a credit towards the purchase price of the new aircraft interest at a rate of $4,500 per demo flight hour, not to exceed three (3) flight hours or $13,500. If at any time a previously owned share is purchased, a credit, not to exceed two (2) flight hours or $9,000 is given. Avantair’s management believes that in excess of 80% of demonstration flights convert into sales of fractional shares.

The Avantair Edge Card Program

In 2006, Avantair introduced a card program that allows a purchaser to access Avantair’s aircraft by purchasing either 15 or 25 hours of flight time without the requirement to purchase ownership shares in an aircraft. The card holder purchases the entire card amount in advance and receives the same service as a fractional owner. After the card holder has exhausted the hours purchased, the holder has no further obligations to Avantair. The program offers an option for individuals and businesses seeking to experience fractional ownership, without any long term commitment. Avantair’s management considers its card program to be an effective means of introducing potential purchasers to its fractional ownership program. In December, 2007, we discontinued sales of the 15 hour card. Avantair’s card program currently is priced at $115,000 for a 25 hour card (excluding Federal Excise Tax).

Fleet

As of June 30, 2008, Avantair’s fleet consisted of 49 aircraft, of which approximately 41.3 were fractionalized; 26 shares were available for sale, and 5 core aircraft operate to provide additional capacity. Currently, all of the fractional aircraft in Avantair’s fleet are Piaggio Avanti P-180 turboprops.

Avantair is the sole fractional operator in North America of the Piaggio Avanti P-180 aircraft. The Piaggio Avanti has a unique design that uses forward wing technology which the Company believes allows it to both provide the fastest speed of any turboprop and yet have an unusually large cabin relative to aircraft in its category. The Piaggio Avanti also compares favorably to light jets as the Piaggio Avanti has the lowest fuel usage in the category. This aircraft also allows access to a greater number of airports than most of the jets in its category since it has the capability to land on shorter runways.

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

A fractional owner is entitled to board a plane at the location of his/her choosing. The costs of moving a plane, or repositioning it, are borne by Avantair. These costs have been very significant due to fuel, pilots and crew and maintenance costs arising from increased overall usage of the aircraft. As the number of planes in Avantair’s fleet increases, Avantair believes that the relative amount of repositioning should decline. As the size of Avantair’s fleet reaches a critical mass, aircraft will be positioned in strategic locations based on travel patterns. Those locations are frequently determined through the usage of a software optimization program. In addition, Avantair incurs costs associated with pilots and crew, such as transportation to flight departure locations, per diems, meals and hotel expenses. As Avantair’s fleet expands, crews will be domiciled in cities frequented by fractional owner flights. This presents an opportunity for Avantair to leverage more favorable discounts for air and hotel due to volume, as well as making more efficient use of pilot and crew work hours.

Avantair believes that operating a very limited number of aircraft models provides it with cost and operating advantages relative to other fractional aircraft operators that may operate as many as 15 different aircraft models. Among the advantages of operating a limited number of aircraft models are:

•
Maintenance - Reduces costs of repair and maintenance by enabling nearly every member of Avantair’s maintenance staff to service all of its aircraft, plus reduced repositioning of an aircraft results in fewer flight hours and therefore less frequent maintenance;

•
Pilot Training - Pilots need to be certified for a given aircraft model, therefore the operation of a limited number of models means that nearly all employed pilots are available to operate any aircraft in the fleet. In January 2007, Avantair contracted with “Flight Safety” for a period of 5 years for pilot training on their Piaggio Avanti flight simulator.

•
Rotable Parts Inventory — Fewer parts need to be inventoried which reduces the overall cost of rotable parts inventory. Due to the uniformity of the fleet, Avantair is exposed to lower capital investment and inventory due to interchangeability of parts and the greater ease of troubleshooting.

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

Pilot Hiring and Training

Avantair selects and hires pilots based on a detailed screening process, including interviews, assessments of the candidate’s knowledge of Avantair’s aircraft, applicable regulations and flight skills, and background checks. All pilots are initially hired into first officer positions. Minimum requirements for initial hires include:

•        2,500 hours of total flight time;

•        1,000 multi-engine flight hours; and

•        250 flight hours within the previous 12 months.

All pilots must complete FAA required and approved ground and flight training prior to flying any aircraft in the Avantair fleet. Further, all of Avantair’s pilots must fulfill ongoing training requirements. Avantair’s pilots each have an average of over 6,200 hours of total flight time.

Aircraft Maintenance

Avantair aircraft maintenance follows a schedule of inspections based on the numbers of hours flown at the recommendation of the aircraft manufacturer and approval of the FAA. This schedule consists of four levels of inspection - A, B, C and D checks. An A check occurs at every 150 flight hours; a B check at every 600 flight hours; a C check at every 1,500 flight hours; and a D check at every 3,000 flight hours. The scheduled maintenance events, as well as unanticipated events, result in an average downtime of one day for A checks, two days for B checks, five days for C checks and twenty-one days for D checks. As a condition of employment, all of Avantair’s maintenance technicians must have an FAA license and are subject to a background check and drug screening prior to employment. Avantair’s Lead Technicians and Supervisors attend the FAA-approved Piaggio factory training program at Flight Safety. In addition, Avantair’s Lead Technician’s receive training provided by Rockwell Collins as well as Pratt & Whitney Powerplant (engine). Avantair’s main maintenance base and its Maintenance Control Center, which oversees and coordinates all maintenance activity on Avantair’s aircraft, is located in Clearwater, Florida and is staffed 24 hours a day and seven days a week. The average years of experience is over 17 years for Avantair’s maintenance technicians, 25 years for its maintenance controllers and over 25 years for its maintenance quality control staff.

From April 2006 through April 2008, there was an Airframe Maintenance contract and from June 2007 through the current date, an Engine Maintenance contract, both with JSSI. In connection with Avantair and JSSI entering into a payment arrangement and a $5.6 million promissory note in April 2008, the parties terminated the Airframe Maintenance contract, but continue their relationship pursuant to the existing Engine Maintenance contract. Avantair will manage the Airframe Maintenance Program on an internal basis.

Competition

Avantair faces competition from other fractional aircraft providers. Avantair’s primary competitors are NetJets, a subsidiary of Berkshire Hathaway, Flight Options, FlexJet, a Bombardier subsidiary, and CitationShares, which is 75% owned by Cessna Aircraft Company, a wholly-owned Textron subsidiary. None of these competitors are stand-alone, publicly traded entities like Avantair and all of these competitors are significantly larger than Avantair and with more resources. Some of these companies are subsidiaries of business jet manufacturers, which Avantair’s management believes may hamper their flexibility in purchasing aircraft. According to AvData and JetNet, there are only five companies which have 3% or more of the total market for fractional aircraft, based upon the units in operation - NetJets, Flight Options, FlexJet, CitationShares, and Avantair, with NetJets having a market share of approximately 50% and Avantair’s three largest competitors having a combined market share of over 80%. According to JetNet, as of April 2008, Avantair had an approximate market share of 7%.

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

Information Technology

Avantair’s core software application, FlightOps, is designed, developed, and licensed by Bitwise Solutions, Inc. for use in Avantair’s Operations Control Center to plan, schedule and track fractional owner trips as well as manage its fleet. FlightOps uses Oracle as its database server. The Flight System consists of three components. The first component is the user interface called “Flight Ops.” The second component is the Oracle Database which is managed, monitored and backed up by Cintra. Cintra was founded in 1996 by former Oracle Executives. The third component is the optimizer, the core piece of which is the CPLEX engine designed by ILOG who is a leading provider of optimizers.

Avantair has invested in an efficient high-performance computing environment that includes Dell PowerEdge servers with the latest commercially available Windows-based operating system. In addition, Avantair has approximately 118 Fujitsu Tablet PCs that are used as part of its pilots’ Electronic Flight Bag. These PCs are equipped with core software applications that include navigational aids, flight charts, and aircraft manuals.

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

Avantair’s charter operations under Part 135 also are subject to economic regulation by the U.S. Department of Transportation (“DOT”). To retain its DOT registration as an air taxi, Avantair must remain a U.S. citizen; that is, U.S. citizens must actually control Avantair, at least 75% of Avantair’s outstanding voting stock must be owned and controlled by U.S. citizens, and the President and two-thirds of the directors and other managing officers must be U.S. citizens. Avantair’s organizational documents provide for the automatic reduction in voting power of common stock owned or controlled by non-U.S. citizens if necessary to maintain U.S. citizenship. If Avantair cannot maintain its U.S. citizenship, it would lose its ability to conduct its charter operations (though not its fractional program manager operations).

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

Avantair is also subject to other environmental laws and regulations, including those that require it to remediate soil or groundwater to meet certain objectives. Under the federal Comprehensive Environmental Response, Compensation and Liability Act (commonly known as “Superfund”) and similar environmental cleanup laws, generators of waste materials, and owners or operators of facilities, can be subject to liability for investigation and remediation costs at facilities that have been identified as requiring response actions. Certain operations of Avantair are also subject to the oversight of the Occupational Safety and Health Administration “OSHA” concerning employee safety and health matters. Avantair also conducts voluntary remediation actions. Environmental cleanup obligations can arise from, among other circumstances, the operation of fueling facilities, and primarily involve airport sites. Future costs associated with these activities are not expected to have a material adverse effect on Avantair’s business.

Risk of Loss and Liability Insurance

The operation of any fractional aircraft business includes risks such as mechanical failure, physical damage, property loss or damage due to events beyond the operator’s control. Avantair carries an all-risk aviation insurance policy (subject to standard aviation exclusions and provisions) which offers protection for physical damage to the hull, bodily injury to passengers, as well as third party bodily injury and property damage. While Avantair believes that its present insurance coverage is adequate, not all risks can be insured, and there can be no guarantee that any specific claim will be paid, or that Avantair will always be able to obtain adequate insurance coverage at reasonable rates.

Employees

As of June 30, 2008, Avantair had approximately 403 full-time employees, 31 of whom were management and 372 of whom were operational. Avantair believes that it has good relations with its employees.

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

Risks Related to Our Business

Avantair has a history of losses and to date has not been able to generate sufficient net revenue from its business to achieve or sustain profitability.

Avantair has incurred losses since inception. To date, Avantair’s revenues have largely come from sales of fractional interests in aircraft and monthly management fees. Avantair’s primary expenses - cost of aircraft, cost of flight operations and overhead - have increased over the past several years and significantly exceeded revenues. Successful transition to profitable operations is dependent upon obtaining a level of sales adequate to support the Company’s cost structure and an uninterrupted delivery of aircraft. In order to achieve profitable income from operations before depreciation and amortization, management currently estimates that the Company will need to have 45 fully fractionalized aircraft. At June 30, 2008, the Company had 41.3 fractionalized aircraft. Therefore, Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and aircraft under management. The Company’s recurring losses have resulted in an accumulated deficit of approximately $77 million and a working capital deficiency of approximately $30.2 million as of June 30, 2008. Therefore, depending on the Company’s generation of cash from operations the Company may obtain additional funds through equity financing, including the sale of additional shares of common stock, asset sales, accelerated payments of maintenance and management fees, debt financing, or a combination thereof, in order to allow the Company to sustain operations for the foreseeable future.

Avantair is dependent upon key personnel whose loss may adversely impact Avantair’s business.

Avantair depends on the expertise, experience and continued services of its senior management employees, especially Steven Santo, its Chief Executive Officer, Richard A. Pytak Jr., its Chief Financial Officer and Kevin Beitzel, its Chief Operating Officer. Santo has acquired specialized knowledge and skills with respect to Avantair and its operations and most decisions concerning the business of Avantair will be made or significantly influenced by him. Avantair does not maintain life insurance with respect to Santo, Pytak or Beitzel or any other of its executives. The loss of any of Santo, Pytak, Beitzel or other senior management employees, or an inability to attract or retain other key individuals, could materially adversely affect us. We seek to compensate and incentivize our key executives, as well as other employees, through competitive salaries and bonus plans, but there can be no assurance that these programs will allow Avantair to retain key employees or hire new key employees. As a result, if Messrs. Santo, Pytak and/or Beitzel were to leave Avantair, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successors obtain the necessary training and experience. On September 29, 2006, Avantair entered into an employment agreement with Santo. However, there can be no assurance that the terms of this employment agreement will be sufficient to retain Santo.

Avantair’s management systems and personnel may not be sufficient to effectively manage its growth.

Avantair’s growth strategy involves increasing the number of fractional share owners, aircraft under management and fixed base operations. Achieving Avantair’s growth strategy is critical in order for its business to achieve economies of scale and to achieve profitability. Any condition that would deny, limit or delay its ability to acquire additional aircraft, sell fractional shares and open additional fixed base operations in the future will constrain Avantair’s ability to grow. Acquiring additional aircraft, selling fractional shares and opening fixed base operations requires Avantair to commit a substantial amount of resources. Expansion is also dependent upon Avantair’s ability to maintain a safe and secure operation and will require additional personnel, equipment and facilities.

An inability to hire and retain personnel, timely secure the required equipment and facilities in a cost-effective manner, efficiently operate Avantair’s expanded facilities, or obtain the necessary regulatory approvals may adversely affect Avantair’s ability to achieve its growth strategy. There can be no assurance that Avantair will be able to successfully expand its business in this increased competitive environment, and if Avantair fails to do so, its business could be harmed.

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

Management has made its evaluation of our disclosure controls and procedures as of June 30, 2008. Avantair is aware of the existence of a material weakness in the design and operation of Avantair’s internal control over financial reporting that could adversely affect its ability to record, process, and summarize and report financial data consistent with the assertions of management in the financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

•	There was an insufficient number of accounting staff with the appropriate level of knowledge, which contributed to errors and deficiencies in financial reporting and disclosures.

Avantair is addressing the concerns stated in the auditor letter on internal controls and is making appropriate changes as an attempt to remedy concerns over internal controls and reduce the possibility of a misstatement of the Avantair’s financial statements. The actions taken include the hiring of a Chief Financial Officer, Assistant Controller, Senior Accountant and a Director of Financial Reporting and Sarbanes Oxley Compliance. In addition, Avantair has modified its business processes to include enhanced controls over its core processes, the more significant of which are described below. Avantair continues to educate the senior accounting staff on the requirements of Section 404 of the Sarbanes-Oxley Act.

During fiscal 2008, Avantair has taken action to address the recommendations contained in the auditors' letter. In fiscal 2008, Avantair implemented a new back-office accounting software package which we anticipate will further improve the accounting process and related internal controls. In addition, the Company has begun to review and document the processes of each department to implement internal controls over financial reporting in compliance with the Sarbanes Oxley Act of 2002.

Because Avantair has not completed our remediation plan, management has concluded that a material weakness in the operation of our disclosure controls and procedures continues to exist at June 30, 2008. Any failure to effectively address a material weakness or other control deficiency of Avantair or implement required new or improved controls, or difficulties encountered in their implementation, could disrupt Avantair’s ability to process key components of its result of operations and financial condition timely and accurately and cause Avantair to fail to meet its reporting obligations under rules of the Securities and Exchange Commission.

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

•   engage mergers and acquisitions;

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

Avantair’s dependence on the Piaggio Avanti aircraft manufacturer poses a significant risk to its business and prospects.

Avantair has historically sold and flown only Piaggio Avanti aircraft. The type of aircraft sold and operated by Avantair is the product of a single manufacturer. If the Piaggio Avanti manufacturer faced production delays due to, for example, natural disasters or labor strikes, Avantair may experience a significant delay in the delivery of previously ordered aircraft, which would adversely affect its revenues and profitability and could jeopardize its ability to meet the demands of its customers. Avantair has limited alternatives to find alternate sources of new aircraft.

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

Avantair competes with national airlines, regional airlines, charter carriers, other fractional aircraft ownership operators, and particularly on shorter routes, ground transportation. According to AvData and JetNet, there are only five companies which have 3% or more of the total market for fractional aircraft, based upon the units in operation - NetJets, Flight Options, FlexJet, CitationShares, and Avantair, with NetJets having a market share of approximately 50% and Avantair’s three largest competitors having a combined market share of over 80%. According to JetNet, as of April 2008, Avantair had an approximate market share of 7%. Many of Avantair’s competitors have been in business far longer than Avantair and have significantly greater financial stability, access to capital markets and name recognition. In addition, some of our competitors offer a larger selection of aircraft (including jet aircraft), some of which permit owners to fly greater distances or at greater speeds, travel with a greater number of passengers and on shorter advance notice before flying. Unanticipated shortfalls in expected revenues as a result of price competition or in delivery delays by suppliers would negatively impact our financial results and harm Avantair’s business. There is no assurance that Avantair will be able to successfully compete in this industry.

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

Future acquisitions of businesses or other assets by Avantair would subject Avantair to additional business, operating and industry risks, the impact of which cannot presently be evaluated, and could adversely impact Avantair’s capital structure.

While Avantair is not presently pursuing any additional acquisitions, the Company may in the future consider acquisitions of businesses or other assets. Accordingly, there is no current basis to evaluate the possible merits or risks of the particular business or assets that Avantair may acquire, or of the industry in which such business operates. If Avantair acquires a business in an industry characterized by a high level of risk, it may be affected by the currently unascertainable risks of that industry. Although Avantair’s management will endeavor to evaluate the risks inherent in a particular industry or target business, there can be no assurance that Avantair will properly ascertain or assess all of the significant risk factors.

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

Commercial aircraft operators are subject to extensive regulatory requirements. Many of these requirements result in significant costs. For example, from time to time the Federal Aviation Administration (FAA) issues directives and other regulations relating to the maintenance and operation of aircraft, and compliance with those requirements drives significant expenditures.

Moreover, additional laws, regulations, taxes and airport rates and charges have been enacted from time to time that have significantly increased the costs of commercial aircraft operations, reduced the demand for air travel or restricted the way we can conduct our business. For example, the Aviation and Transportation Security Act, which became law in 2001, mandates the federalization of certain airport security procedures and imposes additional security requirements on airlines. Similar laws or regulations or other governmental actions in the future may adversely affect Avantair’s business and financial results.

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

Avantair intends to substantially expand its fleet of airplanes and has contractual commitments to purchase 60 additional Piaggio aircraft through 2013. Although the contract provides flexibility to defer aircraft deliveries in the future, the fractional interests of Avantair’s new airplanes may not be fully sold when they are placed into service. As a result, Avantair’s financial performance could be adversely affected if Avantair is unable to sell all of the fractional interests in these aircraft. As of June 30, 2008, the Company had 26 fractional aircraft shares available for sale.

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

Risks Related to Our Common Stock, Warrants, and Units

There will be a substantial number of shares of our common stock available for resale in the future that may be dilutive to our current stockholders and may cause a decrease in the market price of our common stock.

 At present we have 15,286,792 shares of common stock outstanding, all of which shares of common stock are freely tradable. In addition, 2,951,457 shares of common stock underlying the Company's Series A Convertible Preferred Stock were registered pursuant to the Company’s Registration Statement on Form S-1 (No. 333-152036) declared effective on August 1, 2008. On June 17, 2008, the Company filed with the Securities and Exchange Commission a post-effective amendment on Form S-3 to the Company’s Registration Statement on Form S-1 (No. 333-121028).Upon effectiveness of the amendment, the registration statement will be available for the issuance of shares of common stock upon exercise of the Company’s outstanding publically traded warrants. The Company also approved a warrant retirement program, pursuant to which it will offer the holders of its 13,800,000 publically traded warrants the opportunity to exercise those warrants on an amended term for a limited time. The Company is modifying the 13,800,000 warrants to reduce the per-share exercise price from $5.00 to $3.00. In addition, for each warrant exercised by a holder at the reduced exercise price, the holder will have the option to engage in a cashless exercise by exchanging ten additional warrants for one additional share of common stock. Warrants tendered for cashless exercise may only be tendered in groups of ten and no fractional shares will be issued for odd lots of nine or less. The Company filed a Tender Offer Statement on Schedule TO and related materials as a pre-commencement communication. The Tender Offer has not commenced and the Company and its agents are not currently accepting tenders at this time. The Company will issue a press release announcing the commencement of the tender offer once it has begun. In addition to the 13,800,000 warrants above, there are also 346,000 additional warrants outstanding which are not eligible to participate in the program indicated above. All of these warrants are presently exercisable, and all of our common stock issuable upon exercise of the warrants is available for resale upon exercise. There is also the possibility of the future issuance of up to an additional 4,774,873 shares of our common stock based upon the company’s financial performance and the trading price of our common stock. The Avantair stockholders who will receive the balance of the shares of our common stock issued in the acquisition have agreed that their shares cannot be sold until a specified period of time after the filing of this Annual Report on Form 10-K for the fiscal year ended June 30, 2008. Also, 1,500,000 shares of our common stock was purchased by our initial stockholders prior to our initial public offering and were held in escrow until February 24, 2008, at which time they were released from escrow and be eligible for resale in the public market subject to compliance with applicable law. Our initial stockholders are entitled to demand that we register the resale of their shares of common stock at any time after the date on which their shares are released from escrow. The presence of these additional shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock.

As a result of contingent deferred purchase price payments payable to Old Avantair stockholders, our stock price may be adversely affected.

Under the terms of the Stock Purchase Agreement, Old Avantair’s stockholders are eligible to receive contingent deferred purchase price payments. If at any time after the closing of the acquisition, but prior to February 23, 2009, the closing trading price on the Over-the-Counter Bulletin Board (or on a national securities market on which our common stock is then quoted for trading) of our common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share, the Company will issue to Old Avantair’s stockholders an aggregate of 4,774,873 additional shares of our common stock. If any of these deferred purchase price payments are made to Old Avantair’s stockholders, our stock price may be adversely affected.

Our shares of common stock are subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

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

Shares of our common stock are subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

We have been unable to receive a listing of our securities on NASDAQ or another national securities exchange, and this may make it more difficult for our stockholders to sell their securities.

Shares of our common stock, warrants and units are currently traded in the over-the-counter market and quoted on the OTCBB. Our common stock, warrants and units are not currently eligible for inclusion in The NASDAQ Stock Market. The listing of our common stock, warrants and units on The NASDAQ Stock Market or another national securities exchange was not a condition of the acquisition and there is no assurance that this listing will be obtained. If we are unable to receive a listing or approval of trading of securities on NASDAQ or another national securities exchange, then it may be more difficult for stockholders to sell their securities.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Facilities

Avantair currently leases the following principal properties:

•	approximately 125,000 square feet of office and hangar space at 4311 General Howard Drive, Clearwater, FL 33762, under a lease that expires April 30, 2020.

•	approximately 65,258 square feet of office and hangar space at 575 Aviation Drive, Camarillo, California under a lease that expires on August 1, 2021; and

•	effective August 1, 2008, approximately 17,752 square feet of hangar, shop and office space at Essex County Airport, in Caldwell, New Jersey under a lease that is month to month.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 2008.

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

	Common Stock(1)		Warrants(1)		Units(2)
	High	Low	High	Low	High	Low
2005
First Quarter	5.20	5.12	0.70	0.65	6.60	6.30
Second Quarter	5.20	4.90	0.64	0.52	6.35	5.95
Third Quarter	5.15	4.90	0.64	0.46	6.30	5.75
Fourth Quarter	5.23	5.06	0.59	0.41	6.27	5.90

2006
First Quarter	5.48	5.19	0.78	0.50	7.06	6.13
Second Quarter	5.45	5.30	0.77	0.43	6.88	6.20
Third Quarter	5.37	5.29	0.48	0.36	6.20	6.00
Fourth Quarter	5.51	5.31	0.70	0.35	6.70	6.02

2007 (3)
Third Quarter (4)	5.60	4.30	0.80	0.53	7.15	6.38
Fourth Quarter	5.30	4.31	0.82	0.53	6.85	5.45
2008
First Quarter	5.25	4.47	0.75	0.46	6.85	5.55
Second Quarter	5.30	4.23	0.84	0.53	6.50	5.05
Third Quarter	5.15	2.80	0.81	0.14	6.25	3.01
Fourth Quarter	3.00	1.94	0.18	0.06	2.98	2.30

(1)	Commencing March 8, 2005
(2)	Commencing February 25, 2005
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

EQUITY COMPENSATION PLANS

The following table sets forth information regarding the Company’s Equity Compensation Plan as of June 30, 2008:

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

The maximum number of shares of Avantair’s common stock issuable in connection with the 2006 Long-Term Incentive Plan (which we sometimes refer to as the Plan) may not exceed 1,500,000 shares. There are 150,000 shares subject to issuance upon exercise of outstanding stock options; 200,834 shares have been issued with respect to awards of restricted stock; and 1,149,166 remain available for future issuance under the Plan.

RECENT SALES OF UNREGISTERED SECURITIES

On November 14, 2007, pursuant to the terms of the Preferred Stock Purchase Agreement, dated November 14, 2007, by and among Avantair, Hummingbird Microcap Value Fund, Hummingbird Concentrated Fund LP, Hummingbird Value Fund LP, Hound Partners, LP and Hound Partners Offshore Fund, LP, Avantair issued 112,000 shares of its newly-created Series A Convertible Preferred Stock for an aggregate purchase price of $11,200,000. The shares of Series A Convertible Preferred Stock issued under the Preferred Stock Purchase Agreement were not registered under the Securities Act of 1933, as amended, and bear restrictive legends that reflect this status. The securities were issued in a private placement in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Avantair did not engage in any general solicitation or advertisement for the issuance of these securities. These securities were purchased by a total of five (5) investors, which are comprised of two groups of affiliated entities. In connection with this issuance, each of the investors represented that (i) it is an accredited investor as this term is defined in Regulation D under the Securities Act, (ii) the securities it is acquiring cannot be resold except pursuant to a effective registration under the Securities Act or in reliance on an exemption from the registration requirements of the Securities Act, and that the certificates representing such securities bear a restrictive legend to that effect and (iii) it intends to acquire the securities for investment only and not with a view to the resale thereof.

On December 5, 2007, pursuant to the terms of the Preferred Stock Purchase Agreement, dated December 5, 2007, by and among Avantair, Potomac Capital Partners LP, Pleiades Investment Partners R LP and Potomac Capital International Ltd., Avantair issued 40,000 shares of its newly-created Series A Convertible Preferred Stock for an aggregate purchase price of $4,000,000. The shares of Series A Convertible Preferred Stock issued under the Preferred Stock Purchase Agreement were not registered under the Securities Act of 1933, as amended, and bear restrictive legends that reflect this status. The securities were issued in a private placement in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Avantair did not engage in any general solicitation or advertisement for the issuance of these securities. These securities were purchased by a total of three (3) investors, which are comprised of one group of affiliated entities. In connection with this issuance, each of the investors represented that (i) it is an accredited investor as this term is defined in Regulation D under the Securities Act, (ii) the securities it is acquiring cannot be resold except pursuant to a effective registration under the Securities Act or in reliance on an exemption from the registration requirements of the Securities Act, and that the certificates representing such securities bear a restrictive legend to that effect and (iii) it intends to acquire the securities for investment only and not with a view to the resale thereof.

Effective August 1, 2008, 2,951,457 shares of common stock underlying the Company's Series A Convertible Preferred Stock were registered and are freely tradable pursuant to the declaration of the Company’s Registration Statement on Form S-1 (No. 333-152036) filed by the Company on June 30, 2008.

In addition, on June 17, 2008, the Company filed with the Securities and Exchange Commission a post-effective amendment on Form S-3 to the Company’s Registration Statement on Form S-1 (No. 333-121028). Upon effectiveness of the amendment, the registration statement will be available for the issuance of shares of common stock upon exercise of the Company’s outstanding publically traded warrants. The Company also approved a warrant retirement program, pursuant to which it will offer the holders of its 13,800,000 publically traded warrants the opportunity to exercise those warrants on an amended term for a limited time. The Company is modifying the 13,800,000 warrants to reduce the per-share exercise price from $5.00 to $3.00. In addition, for each warrant exercised by a holder at the reduced exercise price, the holder will have the option to engage in a cashless exercise by exchanging ten additional warrants for one additional share of common stock. Warrants tendered for cashless exercise may only be tendered in groups of ten and no fractional shares will be issued for odd lots of nine or less. The Company filed a Tender Offer Statement on Schedule TO and related materials as a pre-commencement communication. The Tender Offer has not commenced and the Company and its agents are not currently accepting tenders at this time. The Company will issue a press release announcing the commencement of the tender offer once it has begun. In addition to the 13,800,000 warrants above, there are also 346,000 additional warrants outstanding which are not eligible to participate in the program indicated above. All of these warrants are presently exercisable, and all of our common stock issuable upon exercise of the warrants is available for resale upon exercise.

Item 6. Selected Financial Data

The following table presents our summary historical consolidated financial information. The summary consolidated statements of operations data for each of the two fiscal years in the period ended June 30, 2008 and the consolidated balance sheet data as of June 30, 2008 and 2007 have been derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for each of the fiscal years ended June 30, 2006, 2005, and 2004 and the consolidated balance sheet information as of June 30, 2006, 2005 and 2004 was derived from our audited consolidated financial statements which are not presented herein. These historical results are not necessarily indicative of results to be expected in any future period.

Avantair, Inc. and Subsidiaries
(Formerly Ardent Acquisition Corporation)
Consolidated Statement of Operations

	Years Ended June 30,
	2008	2007	2006	2005	2004

Revenue
Fractional aircraft sold	$43,426,696	$29,695,175	$23,756,070	$10,580,859	$3,226,890
Maintenance and management fees	58,211,457	38,787,596	22,824,940	11,645,999	3,463,810
Charter card and demonstration revenue	10,233,232	6,420,336	1,559,907	984,243	671,278
FBO and other revenues	3,747,598	1,490,124	254,463	183,277	356,070

Total revenue	115,618,983	76,393,232	48,395,380	23,394,378	7,718,048

Operating expenses
Cost of fractional aircraft shares sold	36,637,959	24,370,988	19,166,722	9,318,013	2,925,978
Cost of flight operations	50,058,692	35,665,057	25,362,985	10,157,566	3,875,815
Cost of fuel	16,489,422	10,192,406	6,419,835	4,226,802	1,744,270
Write-off of aircraft deposit	-	300,000	-	-	-
General and administrative expenses	20,703,120	18,540,610	10,757,280	4,952,472	3,212,940
Selling expenses	4,670,246	4,333,268	3,672,754	976,164	514,430
Depreciation and amortization	3,624,710	2,013,530	2,649,096	1,932,757	1,011,464
Total operating expenses	132,184,149	95,415,859	68,028,672	31,563,774	13,284,897

Loss from operations	(16,565,166)	(19,022,627)	(19,633,292)	(8,169,396)	(5,566,849)

Other income (expenses)
Interest income	482,666	444,179	557,508	490,591	237,927
Other income	861,662	284,723	437,982	167,329	553,457
Interest expense	(3,661,227)	(3,406,181)	(2,110,119)	(1,194,723)	(269,036)
Total other expenses	(2,316,899)	(2,677,279)	(1,114,629)	(536,803)	522,348

Net Loss	(18,882,065)	(21,699,906)	(20,747,921)	(8,706,199)	(5,044,501)

Preferred stock dividend	(903,851)	-	-	-	-
Net loss attributable to common stockholders	$(19,785,916)	$(21,699,906)	$(20,747,921)	$(8,706,199)	$(5,044,501)

Loss per common share:
Basic and diluted	$(1.30)	$(2.47)	$(6.31)	$(2.65)	$(1.53)

Weighted-average common shares outstanding:
Basic and diluted	15,230,482	8,780,234	3,288,590	3,288,590	3,288,590

	As of June 30,
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data
Total Assets	$204,477,455	$160,490,260	$105,154,683	$93,640,621	$53,186,447
Long-Term Obligations	$123,018,837	$112,509,063	$72,844,665	$57,777,196	$24,356,483
Stockholders’ Deficit	$(31,651,546)	$(11,959,024)	$(35,030,607)	$(13,748,700)	$(5,042,501)

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

Overview

Avantair is engaged in the sale and management of fractional ownerships of professionally piloted aircraft for personal and business use. According to AvData, Avantair is the fifth largest company in the North American fractional aircraft industry. As of June 30, 2008, Avantair operated 49 aircraft (which includes 5 core aircraft) with 60 additional Piaggio Avanti II aircraft on order. Avantair operates fixed flight based operations (FBO) in Camarillo, California and, effective August 1, 2008 in Caldwell, New Jersey. The Company also provides aircraft maintenance, concierge and other services to customers and services to the Avantair fleet from hangars and office locations in Clearwater, Florida, Camarillo, California and Caldwell, New Jersey.

Avantair generates revenues primarily through the sale of fractional ownership shares of aircraft, by providing operations, maintenance and management services related to these aircraft, and from the sale of time cards providing 25 flight time hours per year of access to its aircraft fleet without the requirement of purchasing fractional ownership shares. The Company markets and sells fractional ownership interests to individuals and businesses with a minimum share size of a 1/16 th ownership interest. Under maintenance and management agreements with fractional owners, Avantair provides pilots, maintenance, fuel and hangar space for the aircraft.

As a relatively new Company, Avantair has expended funds necessary to establish the operations and business infrastructure required of a fractional airline and has not generated sufficient cash from operations to fund its growth. Therefore, the Company raised additional funds through equity offerings, debt financing and the sale of assets to fund operations. In connection with future financing of growth, and depending upon the Company’s generation of cash from operations, the Company may obtain additional funds through equity financing, including the sale of additional shares of common stock, assets sales, accelerated payments of maintenance and management fees, debt financing, or a combination thereof.

Avantair presently sources all of its aircraft from a single manufacturer, Piaggio America, Inc. As of June 30, 2008, Avantair had contractual commitments to purchase 60 additional Piaggio Avanti II aircraft through 2013 at wholesale pricing for an aggregate of approximately $349 million from this manufacturer. The Company has been able to defer aircraft deliveries to bring them in line with sales expectations based upon existing economic conditions and the contract provides flexibility to defer aircraft deliveries in the future. At June 30, 2008, the Company had 26 fractional aircraft shares available for sale. In addition to the cost of acquiring aircraft, Avantair’s primary expenses have been related to fuel, aircraft repositioning (i.e., moving an aircraft to another location to accommodate a customer’s need and demonstration flights for sales purposes), maintenance, charters and insurance.

In order to achieve profitable income from operations before depreciation and amortization, management currently estimates that the Company will need to have 45 fully fractionalized aircraft. At June 30, 2008, the Company had 41.3 fractionalized aircraft. Therefore, Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and aircraft under management. The Company believes income from operations before depreciation and amortization is useful to investors as it excludes certain non-cash expenses that do not directly relate to the operation of fractionalized aircraft. This measure is a supplement to generally accepted accounting principles (GAAP) used to prepare the Company’s financial statements and should not be viewed as a substitute for GAAP measures. In addition, the Company’s non-GAAP measure may not be comparable to non-GAAP measures of other companies. Income from operations according to GAAP would include depreciation and amortization expense, estimated to be approximately $330,000 per month at the time of fully fractionalizing the 45 th aircraft.  See also further discussion at “Liquidity and Capital Resources” section following.

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

Revenue Recognition

The Company sells fractional shares of aircraft and the related maintenance and management services that accompany aircraft ownership. The aircraft are sold in 1/16th shares or multiples thereof. The purchase agreement grants the customer the right to the use of the aircraft for a specified number of hours each year the aircraft is in service. When a customer purchases a fractional share, they are also required to enter into a five-year management and maintenance agreement. Under the terms of the maintenance and management agreement, the Company agrees to manage, operate and maintain the aircraft on behalf of the customer in exchange for a fixed monthly fee.

Fractional Aircraft Shares

The Company does not have objective evidence to determine the fair value and locate fractional share revenue from that generated from the management and maintenance agreement, and, as a result, has adopted the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” to account for the sale of fractional shares of aircraft. Accordingly, as the sales of the fractional shares cannot be separated from the underlying maintenance and management agreement, fractional share sale revenue is recognized ratably over the five-year life of the maintenance and management agreement. The period in which revenue is recognized will be evaluated on a periodic basis. Factors that impact management’s assessment of the most appropriate period of revenue recognition will include, but not be limited to, customer turnover, terms and conditions of the related fractional share sale, maintenance arrangements as well as any other factor that could impact revenue.

Management and Maintenance Agreement

Revenue earned in connection with the management and maintenance agreements is recognized ratably over the term of the agreement or five years. If a customer prepays its management and maintenance fee for a period of one year or longer, the prepayment is recorded as unearned revenue and amortized into revenue on a monthly basis in accordance with the schedule provided for within each agreement.

Aircraft Costs Related To Fractional Sales

The Company reflects aircraft costs related to the sale of fractional aircraft shares. As a result of the adoption of EITF 00-21, the Company recognizes revenue from the sale of fractional shares as income over the five-year period. The aircraft costs related to sales of fractional shares consist of the cost of the aircraft and are recorded as an asset and recognized as the cost of aircraft shares sold over the five-year period.

Charter Card and Demonstration Revenues

Demonstration revenues. The Company charges prospective new aircraft share owners on an hourly basis for each hour the prospective share owners are flown to demonstrate the quality and capabilities of the aircraft. The Company recognizes revenue related to these demonstration flights when the flight is completed.

Charter Card revenues. The Company sells access to its aircraft fleet through a 25 hour time card for flight time without the requirement to purchase an ownership share in an aircraft. The card holder pays the Company the entire amount in advance of access to the aircraft fleet. The Company defers the entire amount paid and recognizes revenue on an incremental basis as aircraft are flown.

FBO and Other Revenue

FBO and other revenue is comprised primarily of revenue from the sale of fuel at the Company’s FBO facilities and rental of hangar space at the Company’s operating locations. This revenue is recorded when goods are delivered or services have been rendered.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates and assumptions are based upon management’s best knowledge of current events and actions that the Company may take in the future. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated and combined financial statements. Significant estimates and assumptions by management affect: the proper recording of revenue arrangements with multiple deliverables, the allowance for doubtful accounts, the carrying value of long-lived assets, the amortization period of long-lived assets, the provision for income taxes and related deferred tax accounts, certain accrued expenses and contingencies.

Property and Equipment

Property and equipment is recorded at cost and consists principally of aircraft purchased which are not fractionalized and which provide additional capacity to the Company to meet customer demand. Depreciation and amortization is computed using the straight-line method over the following useful lives:

Aircraft	7 years
Office equipment and furniture and fixtures	5 - 7 years
Flight management software/hardware	5 years
Vehicles	5 years
Improvements	Lesser of estimated useful life or the term of the lease

Expenditures for maintenance and repairs of property and equipment are expensed as incurred. Major improvements are capitalized.

The Company’s capitalized interest costs relating to borrowings made for the acquisition of aircraft are as follows:

	2008	2007	2006
Total interest costs	$3,661,227	$3,952,087	$2,610,119
Less: amount capitalized	—	545,907	500,000
Interest expense	$3,661,227	$3,406,180	$2,110,119

Long-lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As a result of the analyses, no impairment charges were required for long-lived assets during the year ended June 30, 2008.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets to the amounts expected to be realized.

Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options and warrants is antidilutive due to the losses incurred by the Company, they have been excluded from the Company’s computation of net loss per share for all years presented. A total of 14,496,834 of potentially dilutive securities were excluded from the calculation of diluted loss per share for the year ended June 30, 2008 and were comprised of 14,146,000 warrants to purchase one share of the Company’s common stock, 200,834 shares of restricted stock and 150,000 outstanding options. The total number of potentially dilutive securities excluded from the calculation of diluted loss per share for the year ended June 30, 2007 was 14,510,000 which were comprised of 14,146,000 warrants to purchase one share of the Company’s common stock, 214,000 shares of restricted stock and 150,000 outstanding options.

Stock-Based Compensation

The Company accounts for share-based compensation to employees and directors in accordance with SFAS 123(R) “Share-Based Payment,” which requires the recognition of compensation expense for employee stock options and other share-based payments. Under SFAS 123(R), expense related to employee stock options and other share-based payments is recognized over the relevant service period based on the fair value of each stock option grant. The stock option compensation expense was approximately $151,000 for the year ended June 30, 2008. The Company issued 22,500 shares of restricted common stock to certain members of its Executive Officers in June 2008 and 15,000 shares of restricted common stock to the non-employee members of its Board of Directors in March 2008. One-third (1/3) of the 22,500 shares awarded in June 2008 will vest on the first anniversary date of grant and then one-twelfth (1/12) on the date three months after the first anniversary date of the grant and on such date every three months thereafter, such that 100% of the shares will be vested on the third anniversary date so long as employment with the Company is continuous. One-third (1/3) of the 15,000 shares awarded in March 2008 will vest on each date of the next three annual shareholders meetings at which directors are elected and so long as the recipient remains a member of the Board of Directors. Compensation expense related to this restricted stock is recognized ratably over the three years based on the fair value of the shares at date of grant, which was $1.94 and $3.95 at June 30, 2008 and March 5, 2008, respectively. The compensation expense from restricted stock was approximately $333,000 for the year- ended June 30, 2008. The Company did not issue warrants during the year- ended June 30, 2008.

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts. The Company also considers the EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” which provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS No. 133. The Company evaluates the conversion feature embedded in its Series A Convertible Preferred Stock (see Note 11 to the audited consolidated financial statements) at each reporting period based on the criteria of SFAS No. 133 and EITF 00-19 to determine whether the conversion feature would be required to be bifurcated from the Preferred Stock and accounted for separately as a derivative.  Based on management’s evaluation, the embedded conversion feature did not require bifurcation and derivative accounting as of June 30, 2008.

Reclassifications

Certain balances for the year ended June 30, 2007 were reclassified to conform to the classifications adopted in the current year.

Recently Issued Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS No. 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. For the Company, SFAS No. 157 is effective for the fiscal year beginning July 1, 2008. Management is currently evaluating this standard to determine its impact, if any, on our consolidated financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. For the Company, SFAS No. 159 is effective for the fiscal year beginning July 1, 2008. Management is currently evaluating the impact of SFAS No. 159, if any, on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (“SFAS 141”). SFAS 141 requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 141 also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies. SFAS 141 applies prospectively to business combinations and is effective for fiscal years beginning on or after December 15, 2008. Management is currently evaluating the impact that SFAS 141 will have on the accounting for future acquisitions and our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements" (“SFAS 160”). SFAS 160 requires that a non-controlling interest in a subsidiary be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the non-controlling interest with disclosure of both amounts on the consolidated statement of income. The presentation provisions of SFAS 160 are to be applied retrospectively, and SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Management is currently evaluating the impact that SFAS 160 will have on our consolidated financial statements.

No other pronouncements have been recently issued that Avantair believes will have a material impact on Avantair’s financial position and results of operations.

Results of Operations

Fiscal year ended June 30, 2008 compared to the fiscal year ended June 30, 2007.

Revenues for the fiscal year ended June 30, 2008 were $115.6 million, an increase of 51.3% from $76.4 million for the fiscal year ended June 30, 2007. This increase was the result of a 46.2% increase in the revenue generated from the sale of fractional aircraft shares to $43.4 million for the fiscal year ended June 30, 2008 from $29.7 million for the fiscal year ended June 30, 2007, an increase of 50.1% in maintenance and management fees to $58.2 million for the fiscal year ended June 30, 2008 from $38.8 million for the fiscal year ended June 30, 2007, an increase of 59.4% in charter card and demonstration revenue to $10.2 million for the fiscal year ended June 30, 2008 from $6.4 million for the fiscal year ended June 30, 2007, and an increase of 151.5% in FBO and other revenue to $3.7 million for the fiscal year ended June 30, 2008 from $1.5 million for the fiscal year ended June 30, 2007.

Revenue from the sale of fractional aircraft shares increased due to a 32% increase in the number of fractional shares sold to 659 through the fiscal year ended June 30, 2008 from 499.5 fractional shares sold through the fiscal year ended June 30, 2007. The sale of fractional shares during 2008 reflected the results of enhanced sales initiatives, including an emphasis on a national market and the marketing of the fuel efficiency of the Piaggio aircraft.

The increase in revenue from maintenance and management fees increased primarily due to:

•	an increase in the annual maintenance and management fee to $9,400 from $8,900 for new and renewing fractional share owners; and

•	an increase in the number of fractional share owners.

Charter card revenue and demonstration revenue increased $3.8 million primarily due to a 94% increase in charter card hours flown during the fiscal year ended June 30, 2008 over hours flown during the fiscal year ended June 30, 2007 due to increased marketing of charter cards in fiscal 2008.

FBO and other revenue increased $2.3 million primarily due to (i) an increase in fuel sales of $1.5 million due to an increase in fuel prices to match increased cost of fuel sold along with an increase in fuel volume sold; (ii) a $500,000 increase in rent revenue and (iii) an increase of $300,000 in remarketing and other revenues.

Operating expenses for the fiscal year ended June 30, 2008 were 38.5% higher than during the fiscal year ended June 30, 2007, with total expenses of $132.2 million compared to $95.4 million, respectively. The cost of fractional aircraft shares sold increased to $36.6 million for the fiscal year ended June 30, 2008 from $24.4 million for the fiscal year ended June 30, 2007, due to an increase of 32% in the number of fractional shares sold to 659 fractional shares sold through the fiscal year ended June 30, 2008 from 499.5 fractional shares sold through the fiscal year ended June 30, 2007. The cost of flight operations, together with the cost of fuel, increased 45.1% to $66.5 million for the fiscal year ended June 30, 2008 from $45.9 million for the fiscal year ended June 30, 2007, primarily due to:

•	an increase of $5.9 million in maintenance expenses, comprised primarily of an increase in maintenance salaries, parts expense and maintenance insurance coverage due to an increase in fleet size;

•
an increase of $7.4 million in fuel prices and flight fees (which includes landing fees, airport fees and ground transportation fees) borne by Avantair for repositioning flights, demonstration flights and pilot training flights; and

•	an increase of $7.6 million in pilot expenses due to hiring an additional 80 pilots, including salaries and related pilot expenses, training, hotel expenses, pilot airfare and living expenses.

General and administrative expenses increased 11.7% to $20.7 million for the fiscal year ended June 30, 2008 from $18.5 million for the fiscal year ended June 30, 2007, primarily due to:

•	an increase of $2.2 million in expenses related to fixed based operations;

•	an increase of $0.6 million in costs associated with being publicly traded;

•	an increase of $0.2 million in flight center expenses due to increased in salary and purchasing expenses;

•	an increase of $0.4 million in pilot training;

•	an increase of $1.0 million in salary, payroll tax and employee benefit expenses;

•	an increase in computer expense of $.2 million; and

•	the above were partially offset by a decrease in share-based compensation of $2.4 million.

Selling expenses increased to $4.7 million for the fiscal year ended June 30, 2008 from $4.3 million for the fiscal year ended June 30, 2007 due to an increase of $0.4 million in advertising expenses and aircraft shows.

Loss from operations was $16.6 million for the fiscal year ended June 30, 2008, a decrease of 12.9% from $19.0 million for the fiscal year ended June 30, 2007 for the reasons set forth above.

Total other expense was $2.3 million for the fiscal year ended June 30, 2008 compared to $2.7 million for the fiscal year ended June 30, 2007, primarily due to recognition of a $0.3 million gain on the sale of a non-fractionalized aircraft and a $0.5 million gain through the sale of its rights to purchase 18 Embraer Phenom 100 aircraft during the fiscal year ended June 30, 2008, which were offset by a 7.5% increase in interest expense to $3.7 million for the fiscal year ended June 30, 2008 from $3.4 million for the fiscal year ended June 30, 2007.

Net loss decreased to $18.9 million for the fiscal year ended June 30, 2008 compared to $21.7 million for the fiscal year ended June 30, 2007 due to the decrease in net loss is the decrease in loss from operations and the decrease in total other expense discussed above.

Fiscal year ended June 30, 2007 compared to fiscal year ended June 30, 2006.

Revenues for the fiscal year ended June 30, 2007 were $76.4 million, an increase of 57.9% from $48.4 million for the fiscal year ended June 30, 2006. This increase was the result of a 25% increase in the revenue generated from the sale of fractional aircraft shares to $29.7 million for the fiscal year ended June 30, 2007 from $23.8 million for the fiscal year ended June 30, 2006, an increase of 70.0% in maintenance and management fees to $38.8 million for the fiscal year ended June 30, 2007 from $22.8 million for the fiscal year ended June 30, 2006 and an increase of 336% in demonstration and charter card revenue to $7.9 million for the fiscal year ended June 30, 2007 from $1.8 million for the fiscal year ended June 30, 2006. Revenue from the sale of fractional aircraft shares increased due to a 48% increase in the number of fractional shares sold to 499.5 through the fiscal year ended June 30, 2007 from 337.5 fractional shares sold through the fiscal year ended June 30, 2006. The increase in revenue from maintenance and management fees increased due to several primary factors:
•	a price increase in the annual maintenance and management fees from $7,900 to $8,900; and

•	an increase in fleet size.

Demonstration and charter card revenue increased $4.9 million primarily due to (i) an increase in demonstration sales of $1.5 million or 108.5% due to a 20% increase in the cost charged for such demonstration flights and an increase in the number of demonstration flights; (ii) an increase in charter card revenue of $3.4 million since charter cards were not sold during most of the fiscal year ended June 30, 2006, (iii) an increase in remarketing fees of $0.78 million, (iv) an increase in rent revenue of $0.28 million, and (v) fuel revenue of $0.4 million.

Operating expenses for the fiscal year ended June 30, 2007 were 40.3% higher than during the fiscal year ended June 30, 2006, with total expenses of $95.4 million compared to $68.0 million. The cost of fractional aircraft shares sold increased to $24.4 million for the fiscal year ended June 30, 2007 from $19.2 million for the fiscal year ended June 30, 2006, due to an increase of 48 % in the number of fractional shares sold to 499.5 fractional shares sold through the fiscal year ended June 30, 2007 from 337.5 fractional shares sold through the fiscal year ended June 30, 2006. The cost of flight operations increased 44.3% to $45.9 million for the fiscal year ended June 30, 2007 from $31.8 million for the fiscal year ended June 30, 2006, primarily due to:

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

General and administrative expenses increased 58.4% to $18.5 million for the fiscal year ended June 30, 2007 from $10.8 million for the fiscal year ended June 30, 2006, primarily due to:

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

Total other expense was $2.7 million for the fiscal year ended June 30, 2007 compared to $1.1 million for the fiscal year ended June 30, 2006, primarily due to a 61.4% increase in interest expense to $3.4 million for the fiscal year ended June 30, 2007 from $2.1 million for the fiscal year ended June 30, 2006. Interest expense increased due to an increase in the interest rate on Avantair’s line of credit and an increase in the balance outstanding on the Avantair’s line of credit during most of the year.

Net loss increased to $21.7 million for the fiscal year ended June 30, 2007 compared to $20.8 million for the fiscal year ended June 30, 2006. The primary reason for the increase in the net loss is the loss from operations and the increase in total other expense discussed above.

Liquidity and Capital Resources

Avantair’s primary sources of liquidity have been cash provided by operations, cash raised from its equity offering with Ardent Acquisition Corp., cash provided from its debt facility with CNM, Inc., cash raised in the recent preferred stock offering, and other asset based borrowing (see Notes 7 and 10 to the Company’s consolidated financial statements). The Company uses its cash primarily to fund losses from operations, deposits made on fractional aircraft, leasehold improvements, and to fund the purchase of core aircraft and aircraft which are to be fractionalized but which have not yet been pre-sold. Cash generated from operations has not been sufficient to provide for all the working capital needed to meet Avantair’s present requirements. At June 30, 2008 and June 30, 2007, Avantair had a working capital deficit of approximately $30.2 and $8.4 million, respectively, and an accumulated deficit of approximately $77 million and $58 million, respectively. Certain components of working capital which are comprised of cash and amounts readily convertible into rights to receive or obligations to pay cash including accounts receivable, accounts payable and accrued expenses increased to $14.6 million at June 30, 2008 from $8.8 million at June 30, 2007. As of June 30, 2008, cash and cash equivalents amounted to approximately $19 million and total assets of $204.5 million. The cash and cash equivalent balance increased $6.6 million from June 30, 2007 while total assets increased $44 million. The increase in cash and cash equivalents occurred primarily as a result of the Company taking possession of eleven aircraft during the fiscal year ending June 30, 2008 and selling 139 shares in fiscal year 2008 out of 176 available shares relating to these eleven aircraft. At June 30, 2007, the Company had presold eleven fractional shares.

As of June 30, 2008, the Company’s recurring losses resulting in an accumulated deficit of $76,967,468 and a working capital deficiency of $30,152,512. In order to achieve profitable income from operations before depreciation and amortization, management currently estimates that the Company will need to have 45 fully fractionalized aircraft. At June 30, 2008, the Company had 41.3 fractionalized aircraft. Therefore, Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and aircraft under management. The Company believes income from operations before depreciation and amortization is useful to investors as it excludes non-cash expenses that do not directly relate to the operation of fractionalized aircraft. This measure is a supplement to generally accepted accounting principles (GAAP) used to prepare the Company’s consolidated financial statements and should not be viewed as a substitute for GAAP measures. In addition, the Company’s non-GAAP measure may not be comparable to non-GAAP measures of other companies. Income from operations according to GAAP would include depreciation and amortization expense, estimated to be approximately $330,000 per month at the time of fully fractionalizing the 45 th aircraft. In connection with future financing of growth, the Company may obtain additional funds through equity financing, including the sale of additional shares of common stock, assets sales, accelerated payments of maintenance and management fees, debt financing, or a combination thereof. During the fiscal year ended June 30, 2008, the Company raised net proceeds of $14.4 million through an equity offering detailed in Note 11, $2.5 million from the sale of the Company’s rights to purchase eighteen Embraer Phenom 100 aircraft, and approximately $6.9 million of cash through accelerated payments of management fees through our incentivization program. With this capital, the Company has sufficient cash to continue its operations for the forseeable future.

Fiscal year ended June 30, 2008 compared to fiscal year ended June 30, 2007.

Net cash used in operating activities was $15.5 million for the year ended June 30, 2008 compared to cash used in operating activities of $17.2 million for the same period last year. The decrease in net cash used in operating activities is primarily attributable to a decrease in cash due to the eleven planes delivered to the Company during the year ended June 30, 2008, since a portion of such planes were not fully fractionalized upon the Company taking possession, partially offset by approximately $2.5 million in cash received from the sale of the Company’s rights to purchase eighteen Embraer Phenom 100 aircraft and approximately $6.9 million cash received from shareholders prepaying their maintenance and management fee on an annual basis. At June 30, 2008, the Company held 26 unsold fractional aircraft shares. For the year ended June 30, 2007, the Company took possession of twelve aircraft and at June 30, 2007 had presold eleven fractional shares.

Net cash used in investing activities was $2.7 million for the year ended June 30, 2008 compared to cash provided by investing activities of $2.5 million for the same period last year. The cash provided by investing activities during the year ended June 30, 2008 resulted from $2.5 million in proceeds from rights to purchase 18 Embraer Phenom 100 Positions, net of capital expenditures on leasehold improvements and computer systems at the Florida and California facilities. Cash provided by investing activities for the year ended June 30, 2007 resulted from the sale of property and equipment.

Net cash used by financing activities for the year ended June 30, 2008 results primarily from net proceeds from the issuance of a new class of convertible preferred stock of $14.4 million and additional borrowings. On November 14, 2007 and December 5, 2007, the Company entered into a Preferred Stock Purchase Agreement (the “Preferred Stock Agreement”) with certain investors. Under the Preferred Stock Agreement, the Company agreed to issue 152,000 shares of its newly-created Series A Convertible Preferred Stock to certain investors for an aggregate purchase price of $15.2 million. During the fiscal year ended June 30, 2008, the Company had additional net borrowings under short-term notes payable, comprised of floor plan agreements, of $15.8 million and a net decrease of long-term notes payable of $4.4 million.

Fiscal year ended June 30, 2007 compared to fiscal year ended June 30, 2006.

Net cash used in operating activities totaled $17.2 million for the fiscal year ended June 30, 2007 compared to net cash provided by operating activities of $3.6 million for the fiscal year ended June 30, 2006. The increase in net cash used in operating activities during the fiscal year ended June 30, 2007 is primarily due to the fact that the Company paid approximately $10 million for two aircraft received in fiscal year 2007, for which the shares were presold in fiscal year 2006. In addition, the Company paid approximately $3.7 million to vendors, as well as, deposits of approximately $2.9 million for letters of credit to secure fuel purchases and credit card chargeback’s in fiscal year 2007.

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

Financing Arrangements

Avantair’s financing commitments as of June 30, 2008, are described below:

•
Wells Fargo Equipment Finance, Inc.: In February 2005, the Company entered into financing arrangements for the purchase of three aircraft under various notes payable with Wells Fargo Equipment Finance, Inc. In January 2008, the Company sold one of these aircraft and repaid the outstanding balance on the related note payable. The notes outstanding at June 30, 2008 in the amount of $3,486,167 are payable in monthly installments ranging from $10,644 to $38,480 with interest ranging from 5.96% to 6.12% per annum, through 2012.

•
Jet Support Services, Inc.: On April 24, 2006, Avantair financed an aircraft maintenance program contract with Jet Support Services, Inc. (“JSSI”) in the amount of $3.4 million. The promissory note provided for seven monthly installments of $145,867 and 53 monthly installments of $45,867, respectively including interest at 7% per year. On April 15, 2008, the balance of this note was rolled into a new payment arrangement with JSSI in the amount of a $5.6 million promissory note. The note matures on April 1, 2011 and bears interest at the rate of 10% per annum, with 35 monthly payments of principal and interest in an amount of $185,127 beginning on June 2, 2008. The note covers the balance of the aforementioned $3.4 million promissory note as well as other costs and fees to be paid by the Company under service agreements with JSSI.

•
CNM, Inc.: In August 2007, the Company and CNM, Inc. (“CNM”) executed a new note agreement which converted an outstanding note obligation of approximately $7 million into a term loan payable monthly over three years and bearing interest at 10% per annum. CNM also assumed a promissory note due to Wells Fargo Bank for $2,900,000 which was included as part of this new note agreement.

•
Midsouth Services, Inc.: On October 3, 2007, the Company entered into a floor plan agreement with Midsouth Services, Inc. (“Midsouth”) which provides for up to approximately $5.1 million of financing for aircraft to be acquired from Piaggio America, Inc. extended on a month-to-month basis from April 2008 and repaid on July 2008.   Effective March 3, 2008, the Company entered into a second floor plan agreement with Midsouth that provides for up to $5.3 million of financing for aircraft to be acquired from Piaggio America, Inc. for the six month period commencing with the first delivery of aircraft under the plan. Each agreement requires a $75,000 monthly facility fee with payment of any outstanding borrowings due in full prior to taking delivery of additional aircraft. Midsouth also agreed, at the option of the Company, to provide an additional loan in the amount of $5.3 million, with terms and conditions of the additional loan substantially similar to the terms of the March 2008 loan, upon expiration of the October 3, 2007 floor plan agreement. Borrowings outstanding under these arrangements at June 30, 2008 totaled approximately $10.5 million.

Subsequently, on July 31, 2008, Avantair, Inc. (the "Company") entered into two new Floor Plan Finance Agreements (each, an “Agreement” and collectively "the Agreements"), pursuant to which MidSouth Services, Inc. (the “Lender”) has agreed to extend credit to the Company in an amount not to exceed $5,345,000 under each Agreement ($10,690,000 in total for the Agreements), for an initial term of three (3) months for each Agreement. Indebtedness under the Agreements will be used by the Company to fund the purchase of new Piaggio P-180 aircraft. The Company shall have the sole option to renew the Agreements for three (3) consecutive additional one (1) month terms at the expiration of the initial term. The effective dates of the two Agreements are July 31, 2008, and August 1, 2008, respectively.  The Company has agreed to pay to the Lender a monthly fee of $75,000 under each Agreement.

In connection with the entry into the Agreements, on July 31, 2008, the Company terminated the prior Floor Plan Finance Agreements dated March 3, 2008 and October 3, 2007 between the Company and the Lender.

•
Century Bank, F.S.B.: The Company entered into a Promissory Note (“Note”) with Century Bank, F.S.B. (“Lender”), effective May 29, 2008, pursuant to which Lender agreed to provide financing to the company in the amount of $5,200,000 to be used towards the purchase of a new Piaggio P-180 aircraft. The Company was to pay the following fees for the Note: (1) $37,500 on the effective date of the Note and (2) $75,000 on the 30th day of the each month thereafter until repayment in full of the principal amount of the Note (“Term”). The Principal amount of the Note was to be paid in full within 120 days from the Effective Date of the Note. The Company was to make partial payments to Lender in $325,000 increments upon the closing of each fractional interest and Lender shall provide partial lien releases as to the respective fractional interests sold. Additionally, the Company was to pay a fee of $52,000 at the time of repayment in full of the principal amount of the Note, constituting a fee a 1% of the principal amount. If repayment was made in full within 90 days after the effective date of this Note, the fee would be reduced to $26,000, constituting a fee of 0.5% of the principal amount.

In July 2008, the Company repaid the full amount of the Promissory Note (“Note”) with Century Bank , F.S.B. (“Lender”), which became effective on May 29, 2008.The Company paid the following fees for the Note: (1) $37,500 on the effective date of the Note and (2) $75,000 on the 30 th day of the each month thereafter until repayment in full of the principal amount of the Note (“Term”). Additionally, the Company was to also pay a fee of $52,000 at the time of repayment in full of the principal amount of the Note, constituting a fee of 1 % of the principal amount. However, as the Company repaid the note in full in July 2008 (within 90 days after the effective date of the note), the fee was reduced to 0.5% of the principal amount or $26,000.

•
Midsouth Services, Inc.: On October 10, 2007, the Company entered into a five year lease agreement for one Piaggio Avanti P-180 aircraft. The aircraft will be used as a core aircraft and not fractionalized. The obligation is accounted for as a capital lease with lease payments of $89,000 per month. Upon expiration of the term, the Company will be required to purchase the aircraft from the lessor for $2.3 million.

•
Wachovia Bank: On October 31, 2007, the Company entered into a financing arrangement for the purchase of one used Piaggio Avanti P-180 aircraft at a total purchase price of approximately $4.5 million (inclusive of the value of a charter card of 100 hours). Financing was obtained from a lending institution through a note payable of $3.9 million. This debt will be repaid monthly over 7 years at an interest rate of the LIBOR rate plus 4.0%.

For additional information regarding these financing arrangements, see Notes 7 and 10 to the Company’s consolidated financial statements.

The following table represents long-term debt obligations, contractual obligations and aircraft purchase commitments, each as of June 30, 2008:

Obligations as of June 30, 2008 (In U.S. currency) (1)	Long-Term Debt Obligations	Operating Leases(2)	Aircraft Purchase Commitments(3)
2009	$6,648,093	$3,216,974	$39,509,385
2010	7,210,997	3,245,430	50,670,495
2011	3,536,173	3,240,259	50,670,495
2012	7,826,962	2,508,376	50,670,495
2013	4,538,018	2,419,858	53,167,995
After 2013	744,172	20,445,019	104,202,435
Total minimum payment	$30,504,415	$35,075,916	$348,891,300
Less Obligation Prepayment as of June 30, 2008	—	—	8,000,000
	$30,504,415	$35,075,916	$340,891,300

(1)
Amounts shown in table are not necessarily representative of, and may vary substantially from, amounts that will actually be paid in future years as Avantair may incur additional or different obligations subsequent to June 30, 2008.

(2)	Includes hangar, office and auto leases.
(3)	Includes purchase commitments for 60 Piaggio aircraft

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

Interest Rate Risk

Avantair is subject to market risk from exposure to changes in interest rates associated with its debt facility with Wells Fargo Bank and its debt facility with Wachovia Bank. The current liability, pursuant to which Avantair is obligated to pay Wells Fargo Bank, has an interest rate that is 1.0% above prime. The current liability, pursuant to which Avantair is obligated to pay Wachovia Bank, has an interest rate that is equal to the LIBOR rate plus 4.0%. At June 30, 2008, the liabilities of Avantair with exposure to interest rate risk were approximately $3.5 million.

	June 30, 2008
	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total
Liabilities
Long term debt:
Fixed Rate	$6,088,090	$6,652,868	$2,978,045	$7,268,833	$3,979,889	-	$26,967,725
Average interest rate	8.4%	8.4%	8.4%	8.4%	8.4%	8.4%
Variable Rate	$560,004	$558,129	$558,129	$558,129	$558,129	$744,172	$3,536,690
Averate interest rate	7.3%	7.3%	7.3%	7.3%	7.3%	7.3%

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management has made its evaluation of our disclosure controls and procedures as of June 30, 2008. Avantair is aware of the existence of a material weakness in the design and operation of Avantair’s internal controls over financial reporting that could adversely affect its ability to record, process, and report financial information consistent with the assertions of management in the financial statements and concludes that the internal controls are ineffective as of June 30, 2008. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness evaluation first began with the independent audit of the fiscal years ended June 30, 2004, 2005, 2006 and 2007. The auditors' letter on material weakness states the following:
•	Avantair’s accounting files for fiscal 2004 were incomplete, which required significant modifications of accounting data for that period.

•
Costs of fractional shares and revenue on certain contracts during the years ended June 30, 2006, 2005 and 2004 were not recognized properly due to errors made on the electronic worksheets for reporting this information.

•	There was an insufficient number of accounting staff with the appropriate level of knowledge, which contributed to errors and deficiencies in financial reporting and disclosures.

Avantair is addressing the concerns stated in the auditor’s letter on internal controls and making appropriate changes in an attempt to remedy concerns over internal controls and reduce the possibility of a misstatement of Avantair’s financial statements. The actions taken to date include the hiring of a Chief Financial Officer, Assistant Controller, Senior Accountant and a Director of Financial Reporting and Sarbanes Oxley Compliance. In addition, Avantair has modified its business processes to include enhanced controls over its core processes, the more significant of which are described below. Avantair continues to educate the senior accounting staff on the requirements of Section 404 of the Sarbanes-Oxley Act.

During fiscal 2008, Avantair:

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

In fiscal 2009, Avantair intends to achieve sustainable compliance by building an efficient infrastructure that enables repeatable and reliable actions. The compliance infrastructure will entail a control framework which:

•	will ensure that relevant information is identified and communicated in a timely manner.

•	will develop policies and procedures that help ensure that actions identified to manage risk are executed and timely.

•	will determine whether internal controls are adequately designed, executed, effective and adaptive.

•	will perform evaluations of internal and external factors that impact the organization’s performance.

The control conscience of the Company is a priority, and management intends to increase due diligence in all areas. This due diligence will include a review of internal controls, conduct a formal cultural and environmental assessment of the company, and provide training regarding the COSO framework and the internal control requirements in Sarbanes-Oxley. The Company has taken steps beginning in fiscal year 2009 by hiring a Director of Financial Reporting and Sarbanes Oxley Compliance. The initial roles and responsibilities of the position include:

•	assisting department management in understanding and documenting its existing business processes, risks and controls.

•	assisting management with the development and documentation of its control objectives and related control activities.

•	assisting management in assessing the effectiveness of its controls and provide recommendation for improvement.

•	assisting management in deploying an internal control self-assessment process.

•	assisting management with the adoption of technologies to support its documentation, evaluation and monitoring of controls.

Because Avantair has not completed its remediation plan, management has concluded that a material weakness in the operation of our disclosure controls and procedures exists and that controls are ineffective at June 30, 2008. Any failure to effectively address a material weakness or other control deficiency of Avantair or implement required new or improved controls, or difficulties encountered in their implementation, could disrupt Avantair’s ability to process key components of its results of operations and financial condition timely and accurately and cause Avantair to fail to meet its reporting obligations under rules of the Securities and Exchange Commission.

There has been no change in the our internal control over financial reporting during the fourth quarter of the fiscal year ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Further, this annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Our current directors and executive officers are as follows:

Name	Age	Position
Barry J. Gordon	63	Chairman of the Board
Arthur H. Goldberg	66	Director
Steven Santo	41	Chief Executive Officer and Director
Richard A. Pytak Jr.	46	Chief Financial Officer
Kevin L. Beitzel	39	Chief Operating Officer
Stephanie A. Cuskley	48	Director
A. Clinton Allen	64	Director
Robert J. Lepofsky	63	Director

Barry J. Gordon has been Avantair’s (formerly known as Ardent Acquisition Corporation) Chairman of the Board and Chief Executive Officer since its inception. Mr. Gordon has nearly 40 years of experience in evaluating aviation industry securities, including membership for 25 years in the Society of Airline Analysts (with 5 years as its president), and over 30 years experience in the senior management of a mutual fund specializing in the airline, aerospace and technology industries. Mr. Gordon served as executive vice president of American Fund Advisors, Inc. from September 1978 until December 1980, as its president from December 1980 until May 1987 and has been its chairman of the board since May 1987. American Fund Advisors is a private money management firm that manages money for high net worth individuals, pension and profit sharing plans. Mr. Gordon has been a director of American Fund Advisors since December 1980. From December 1991 to March 2005, he was president, and from December 1991 to December 1993, he was director, of the John Hancock Technology Series, Inc., an investment company. Since September 1999, Mr. Gordon has been President, Chief Executive Officer and a director of BlueStone AFA Management, LLC, the general partner of the AFA Private Equity Fund 1 (formerly BlueStone AFA Fund), a venture capital fund providing equity capital for public and private companies primarily in the technology sector, and since January 2000, he has been a director of the AFA Private Equity Fund. Mr. Gordon has been Chairman of the Board and Chief Executive Officer of North Shore Acquisition Corp., a blank check company formed in June 2007 for the purpose of effecting a business combination with an operating business, since its inception in June 2007. Mr. Gordon has also been chairman of the board and Chief Executive Officer of the New Jersey Cardinals, a Class A affiliate of the St. Louis Cardinals, from February 1990 until April 2006 and the Norwich Navigators, a Class AA affiliate of the San Francisco Giants, from March 1991 until April 2005. He also served as a director of Winfield Capital Corp., an Over The Counter Bulletin Board listed small business investment company, from October 1995 to October 2005. In 1992, Mr. Gordon was awarded Entrepreneur of the Year for Long Island in financial services. Mr. Gordon received a B.B.A. from the University of Miami and an M.B.A. from Hofstra University.

Arthur H. Goldberg has been a member of Avantair’s (formerly known as Ardent Acquisition Corporation) Board of Directors since inception. Mr. Goldberg has served as a member of Corporate Solutions Group since January 2000. From February 1994 to December 1999, Mr. Goldberg served president of Manhattan Associates, an investment and merchant banking firm. Mr. Goldberg has been a trustee of Ramco-Gershenson Properties Trust (formerly named RPS Realty Trust), a New York Stock Exchange listed real estate investment trust, since 1998. Mr. Goldberg has been a director of North Shore Acquisition Corp., a blank check company formed in June 2007 for the purpose of effecting a business combination with an operating business, since its inception in June 2007. Mr. Goldberg received a B.S. (cum laude) from New York University Stern School and a J.D. from the New York University School of Law.

Steven Santo has served as Chief Executive Officer, President and a Director of Avantair since its inception in June 2003 and Skyline Aviation Services, Inc. since June 2002. Mr. Santo is a licensed, commercially-rated pilot who has been flying for approximately 15 years. From 1995 through 2001, Mr. Santo practiced law as an attorney in private practice, concluding his law practice in 2001 as a name partner at the firm of Fields, Silver & Santo. From 1992 to 1995, Mr. Santo served as an Assistant District Attorney in New York working in the office’s major crimes unit. Mr. Santo received a J.D. from St. Johns University School of Law and a bachelor’s degree from Villanova University.

Richard Pytak has been the Chief Financial Officer since April 14, 2008. Mr. Pytak has been serving as the Company’s Vice President of Finance since February 2008. Prior to joining Avantair, Mr. Pytak served as Group Controller of Gibraltar Industries, Inc., from August 2003 to January 2008 and as Treasurer from July 1998 to July 2003. Gibraltar Industries, Inc. is a leading manufacturer, processor, and distributor of products for the building, industrial, and vehicular markets, with annual sales of over $1 billion dollars in 2007.

Kevin Beitzel has been the Chief Operating Officer since February 8, 2008. Mr. Beitzel served as the Company’s Executive Vice President of Maintenance and Operations from September 2007 to February 8, 2008. From December 2005 through August 2007, Mr. Beitzel served as the Company’s Vice President of Maintenance. Prior to joining Avantair, Mr. Beitzel served as Director of Vendor Maintenance at US Airways from February 2005 to December 2005. From July 1999 to February 2005 Mr. Beitzel served as Maintenance Operations Manager at US Airways.

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

Robert J. Lepofsky has been the President, Chief Executive Officer and Director of Brooks Automation, Inc., a publicly held producer of factory automation solutions for the global semiconductor and related industries, since October 2007. Mr. Lepofsky has been Chairman of Westcliff Capital Group, a private holding company since November 2006. After serving for ten years on the Board of Directors of Ensign-Bickford Industries, Inc., a broadly diversified, privately-held corporation with business interests ranging from food flavorings, industrial manufacturing, aerospace defense products and real estate development, Mr. Lepofsky became President and Chief Executive Officer of Ensign-Bickford in January 2005, a position he held until his retirement in November, 2006. From January 1989 to December 2004, Mr. Lepofsky was President and Chief Executive Officer of Helix Technology Corporation, a publicly-held producer of innovative vacuum systems for the semiconductor industry and Mr. Lepofsky previously served as its Senior Vice President and Chief Operating Officer from 1979 through 1988. In January 2005 Mr. Lepofsky was named non-executive Chairman of the Board of Helix, a position he held until October 2005 when Helix merged with Brooks Automation, Inc. Mr. Lepofsky is a director of Moldflow Corporation, a publicly-held provider of software products and services for the plastics industry and chair of its Corporate Governance and Nominating committee. In the not-for-profit sector Mr. Lepofsky is Vice-Chairman of the CareGroup Health System, a major Harvard-affiliated healthcare system in Boston and a member of the Board of Overseers of the Boston Symphony Orchestra. Mr. Lepofsky received his B.S. degree from Drexel Institute of Technology.

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

Based solely upon information furnished to us and contained in reports filed with the SEC, as well as any written representations that no other reports were required, we believe that all SEC filings of our directors, executive officers and beneficial owners of greater than ten percent complied with Section 16 of the Exchange Act.

Corporate Governance and Board Composition

Our board of directors is comprised of at least a majority of independent directors.

Independent Directors

Each of our directors other than Messrs. Gordon and Santo qualifies as an independent director in accordance with the published listing requirements of the Nasdaq Global Market and the other national securities exchanges. In addition, our board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to us and our management.

Board Structure and Committees

Our board of directors has established an audit committee, a compensation committee and a nominating and governance committee. The charter for each of these committees is available on our website, www.avantair.com. Our board of directors and its committees set schedules to meet throughout the year and also can hold special meetings and act by written consent from time to time as appropriate. The independent directors on our board of directors also hold separate regularly scheduled executive session meetings at which only independent directors are present. Our board of directors has delegated various responsibilities and authority to its committees as generally described below. The committees regularly report on their activities and actions to the full board of directors. Each member of each committee of our board of directors qualifies as an independent director. Each committee of our board of directors has a written charter approved by our board of directors. Copies of each charter are posted on our web site at www.avantair.com under the Corporate Governance section. The inclusion of our web site address in this Annual Report on Form 10-K does not include or incorporate by reference the information on our web site into this Annual Report on Form 10-K.

Audit Committee

The functions of the audit committee and its activities during fiscal 2008 are described in the “Charter of the Audit Committee.” From July 1, 2007 through June 30, 2008, the audit committee consisted of three independent directors, Ms. Cuskley and Messrs. Goldberg and Lepofsky. During such period, the audit committee held four meetings. Ms. Cuskley serves as chairperson of the audit committee.

 Compensation Committee

The compensation committee of our board of directors reviews, makes recommendations to the board and approves our compensation policies and all forms of compensation to be provided to our executive officers and directors, including, among other things, annual salaries, bonuses, stock options and other incentive compensation arrangements. In addition, our compensation committee administers our stock option plans, including reviewing and granting stock options, with respect to our executive officers and directors, and may from time to time assist our board of directors in administering our stock option plans with respect to all of our other employees. Our compensation committee also reviews and approves other aspects of our compensation policies and matters. The current members of our compensation committee are Messrs. Allen, Goldberg and Lepofsky. Mr. Allen serves as chairman of the compensation committee. From July 1, 2007 through June 30, 2008 the compensation committee held one formal meeting and also met informally periodically over the course of the year.

Nominating and Governance Committee

The nominating and governance committee of our board of directors’ reviews and reports to our board of directors on a periodic basis with regard to matters of corporate governance, and reviews, assesses and makes recommendations on the effectiveness of our corporate governance policies. In addition, our nominating and governance committee reviews and makes recommendations to our board of directors regarding the size and composition of our board of directors and the appropriate qualities and skills required of our directors in the context of the then current make-up of our board of directors. This includes an assessment of each candidate’s independence, personal and professional integrity, financial literacy or other professional or business experience relevant to an understanding of our business, ability to think and act independently and with sound judgment and ability to serve our stockholders’ long-term interests. These factors, and others as considered useful by our nominating and governance committee, are reviewed in the context of an assessment of the perceived needs of our board of directors at a particular point in time. As a result, the priorities and emphasis of our nominating and governance committee and of our board of directors may change from time to time to take into account changes in business and other trends, and the portfolio of skills and experience of current and prospective directors.

Our nominating and governance committee establishes procedures for the nomination process and leads the search for, select and recommend candidates for election to our board of directors, subject to legal rights, if any, of third parties to nominate or appoint directors. Consideration of new director candidates typically will involve a series of committee discussions, review of information concerning candidates and interviews with selected candidates. Candidates for nomination to our board of directors typically have been suggested by other members of our board of directors or by our executive officers. From time to time, our nominating and governance committee may engage the services of a third-party search firm to identify director candidates. Our nominating and governance committee selects the candidates for election to our board of directors. Candidates proposed by stockholders will be evaluated by our nominating and governance committee using the same criteria as for all other candidates. The members of our nominating and governance committee are Ms. Cuskley and Messrs. Goldberg and Lepofsky. Mr. Lepofsky serves as chairman of the nominating and governance committee. From July 1, 2007 through June 30, 2008 the nominating and governance committee held two meetings.

Policy Regarding Director Attendance

The Company encourages members of its board of directors to attend annual stockholders meetings.

Stockholder Communications with the Board of Directors

The board of directors will give appropriate attention to written communications on issues that are submitted by stockholders and other interested parties, and will respond if and as appropriate. The chairman of the nominating and governance committee will be primarily responsible for monitoring communications from stockholders and other interested parties and will provide copies or summaries of such communications to the other directors as he considers appropriate.

Communications will be forwarded to all directors if they relate to substantive matters and include suggestions or comments that the chairman of the nominating and governance committee considers to be important for the directors to know.

Stockholders and other interested parties who wish to send communications on any topic to the board of directors should address such communications to chairman of the nominating and governance committee at the address provided on the first page of this Annual Report on Form 10K.

 Code of Conduct and Professional Ethics

Our board of directors has adopted a code of conduct and professional ethics that applies to all of our directors, employees and officers, including our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The full text of our code of conduct and professional ethics is posted on our Web site at www.avantair.com under the Corporate Governance section. We intend to disclose future amendments, if any, to certain provisions of our code of conduct and professional ethics, or waivers of such provisions, applicable to our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, at the same location on our Web site identified above and also in a Current Report on Form 8-K within four business days following the date of such amendment or waiver. The inclusion of our Web site address in this Annual Report on Form 10K does not include or incorporate by reference the information on our Web site into this Annual Report on Form 10K.

Audit Committee Financial Expert

Our audit committee includes at least one member who has been determined by our board of directors to meet the qualifications of an “audit committee financial expert” (as that term is defined in the rules promulgated by the SEC pursuant to the Sarbanes-Oxley Act of 2002). Ms. Cuskley is the independent director who has been determined to be an audit committee financial expert.

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee of the board of directors was an officer or employee of us during fiscal year 2008 or was formerly our officer or employee. In addition, none of our executive officers served as a member of another entity’s board of directors or as a member of the compensation committee of another entity (or other board committee performing equivalent functions) during fiscal year 2008, which entity had an executive officer serving on the board of directors.

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

We have recently retained compensation consultants to review our policies and procedures with respect to executive compensation. They intend to conduct an annual benchmark review of the aggregate level of our executive compensation, as well as the mix of elements used to compensate our executive officers.

Our compensation committee intends to perform a review based on a survey of executive compensation paid by peer companies in the fractional aircraft industry as well as review other industries of similar age and size, as it sees fit, in connection with the establishment of cash and equity compensation and related policies.

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

Purpose

The purpose of the Plan is to further and promote the interests of Avantair, its subsidiaries and its stockholders by enabling Avantair and its subsidiaries to attract, retain and motivate employees, non-employee directors and consultants or those who will become employees, non-employee directors or consultants, and to align the interests of those individuals and Avantair’s stockholders.

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

If any awards under the Plan expire or terminate unexercised, the shares of common stock allocable to the unexercised or terminated portion of such award shall return to Avantair’s treasury and again be available for award under the Plan.

Administration

The administration, interpretation and operation of the Plan will be vested in the Compensation Committee of Avantair’s Board of Directors. The Compensation Committee may designate persons other than members of the Compensation Committee to carry out the day-to-day administration of the Plan.

Eligibility

The Plan permits awards to employees and non-employee directors and consultants ofAvantair and its subsidiary.

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

An SAR entitles a participant to receive, upon exercise, an amount equal to the excess of:

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

To the extent possible Avantair intends to have the Plan satisfy the requirements of Section 162(m) so that the Compensation Committee is able to grant awards satisfying the requirements of “qualified performance-based compensation.” Consequently, Avantair must disclose the following business criteria in establishing performance goals under the plan:
•	level of sales,

•	earnings per share,

•	income before income taxes and cumulative effect of accounting changes,

•	income before cumulative effect of accounting changes,

•	net income,

•	earnings before interest and taxes,

•	return on assets,

•	return on equity,

•	return on capital employed,

•	total stockholder return,

•	market valuation,

•	cash flow,

•	cash EBITDA,

•	comparisons to peer companies, and

•	completion of acquisitions and/or divestitures.

These performance goals will be based on any of the above business criteria, either alone or in any combination, on either a consolidated or business unit or divisional level, as the Compensation Committee may determine. Such business criteria will have any reasonable definitions that the Compensation Committee may specify, which may include or exclude any or all of the following items: extraordinary, unusual or non-recurring items; effects of accounting changes; effects of currency fluctuations; effects of financing activities (e.g., effect on earnings per share of issuing convertible debt securities); expenses for restructuring or productivity initiatives; non-operating items; acquisition expenses; and effects of divestitures. Any such performance criterion or combination of such criteria may apply to a participant’s award opportunity in its entirety or to any designated portion or portions of the award opportunity, as the Compensation Committee may specify.

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

401(k) Plan

We have a tax-qualified employee savings and retirement plan, or 401(k) plan, which generally covers our employees. The plan is intended to qualify under Sections 401(a), 401(k) and 401(m) of the Internal Revenue Code of 1986, as amended, so that contributions, and income earned thereon, are not taxable to employees until withdrawn from the plan. Under the plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($15,500 in calendar year 2008) and have the amount of the reduction contributed to the plan. The plan also permits, but does not require, us to make matching contributions and profit-sharing contributions to the plan on behalf of participants. In addition, eligible employees may elect to contribute an additional amount of their eligible compensation as a catch-up contribution to the 401(k) plan, provided that such employees are age 50 or older ($5,000 in calendar year 2008). To date, we have not made any discretionary or profit-sharing contributions to the 401(k) plan. As a tax-qualified plan, we can generally deduct contributions from the participants pre-tax compensation when made, and such contributions  and their earnings are not taxable to participants until distributed from the plan. Pursuant to the terms of the plan, participants may direct the trustees to invest their accounts in selected investment options.

Summary Compensation Table

The following table summarizes the compensation paid to our Chief Executive Officer, Chief Financial Officer, and to our other two most highly compensated executive officers whose total annual salary and bonus exceeded $100,000, for services rendered in all capacities to us during our fiscal year 2008. We refer to these officers as our named executive officers.

					All Other
		Salary	Bonus	Stock	Compensation	Total
Name and Principal Position	Year	($)	($)	Awards ($)(1)	($)(2)	($)
Steven Santo	2008	$400,000	$100,000	$94,173	$74,450	$668,623
Chief Executive Officer	2007	343,750	200,000	16,190	55,670	615,610
Richard A. Pytak Jr. (3)	2008	59,077	50,000	-	37,539	146,616
Chief Financial Officer	2007	-	-	-	-	-
(As of April 14, 2008)
John Waters	2008	222,115	12,500	134,921	183,333	552,869
Chief Financial Officer and Director	2007	195,673	150,000	12,082	22,500	380,255
(October 1, 2006 - April 11, 2008 )
Kevin L. Beitzel	2008	179,006	50,000	14,933	6,468	250,407
Chief Operating Officer	2007	97,308	-	1,539	528	99,375
(As of February 8, 2008)
Tracy Chaplin	2008	149,870	5,000	-	69,791	224,661
Chief Operating Officer	2007	180,709	53,651	8,216	-	242,576
(January 30, 2006 - February 7, 2008)

(1)	The amounts shown reflect the dollar amount recognized for financial statement reporting purposes, in accordance with Statement of Financial Accounting Standards No. 123(R).
(2)
The following are comprised of automobile allowances to Messrs. Santo and Beitzel and Ms. Chaplin of $25,958, $6,000 and $5,600, respectively; housing allowances to Messrs. Santo and Pytak of $44,543 and $4,526, respectively; reimbursed moving expenses to Mr. Pytak of $33,013; a payment to Mr. Waters of $183,333 with respect to his separation agreement with the Company; a payment to Ms. Chaplin of $63,902 in connection with her departure from the Company; and 401K employer match contributions for Messrs. Santo and Beitzel and Ms. Chaplin of $4,038, $468 and $288, respectively.

(3)	Mr. Pytak was not compensated by the Company in 2007 as his employment commenced in February 2008.

Grants of Plan - Based Awards for the Fiscal Year Ended June 30, 2008

We have granted shares of restricted stock or other plan-based awards and plan to continue to grant shares of restricted stock or other plan-based awards to executive officers, employees and other service providers. The following table provides information, as of June 30, 2008, concerning restricted stock granted to our named executive officers during the fiscal year ended June 30, 2008:

2008 Grants of Plan-Based Awards

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)
Richard A. Pytak Jr.	6/30/2008	7,500
Kevin Beitzel	6/30/2008	15,000

(1)
Awards of restricted stock granted under the 2006 Long-Term Incentive Plan. One-third of the shares granted to each executive officer vest on June 30, 2009, and one-twelfth of the shares vest every three months thereafter.

The Plan was approved on February 22, 2007. Since the approval, Avantair granted an aggregate of 22,500 and 214,000 shares of restricted stock to its executive officers and employees in fiscal years 2008 and 2007, respectively.

Outstanding Equity Awards for the Fiscal Year Ended June 30, 2008

The following table provides information concerning outstanding equity awards as of June 30, 2008, by each of our named executive officers:

Stock Awards

Name	Date Granted	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Steven Santo	5/18/07	44,667		218,868
John Waters	5/18/07	—	(2)	—
Tracy Chaplin	5/18/07	—	(3)	—
Richard A. Pytak Jr.	6/30/08	7,500		14,550
Kevin Beitzel	6/30/08	21,667	(4)	61,768

(1)
Awards of restricted stock granted under the 2006 Long-Term Incentive Plan. One-third of the share granted to each executive officer vested one year following the grant date, and one-twelfth of the shares vest every three months thereafter.

(2)	Effective April 11, 2008, Mr. Waters employment ended and in connection therewith, Mr. Waters forfeited 16,666 of these shares.
(3)	Effective February 7, 2008, Ms. Chaplin’s employment ended and in connection therewith, these shares were forfeited.
(4)
Mr. Kevin Beitzel was granted 10,000 shares on May 18, 2007 as well as another 15,000 shares on June 30, 2008. Each grant award contained vesting terms of one-third of the shares granted to vest one year following the grant date, and one-twelfth of the shares vest every three months thereafter. Therefore, as of June 30, 2008, approximately two-thirds of the shares granted in 2007 and all of the 2008 shares had not yet vested and are included in the calculation above.

Option Exercises and Stock Vested

No named executive officer was granted any stock options and there were no options exercised during the fiscal year ended June 30, 2008. In addition, there were 76,663 shares of restricted stock that vested and 10,668 that were exercised during the fiscal year ended June 30, 2008.

COMPENSATION OF DIRECTORS

Upon the recommendation of the compensation committee, the full board of directors approved an annual compensation arrangement for our independent directors effective February 23, 2007. Such arrangement is comprised as follows:

Annual Fee. Each director, other than those directors serving as employees, receives an annual cash retainer in the amount of $40,000, paid quarterly in arrears. Each director has the option to receive, in whole or in part, such amount in cash or hours flown in Company aircraft. The hours flown in Company aircraft will be valued at estimated fair market value. Mr. Gordon will receive an additional $35,000 in annual cash compensation for service as our non-Executive Chairman.

Audit Committee Chair. The chair of the audit committee, Ms. Cuskley, receives an additional annual cash compensation of $20,000 as our audit committee chair.

On March 5, 2008 Avantair granted 3,000 shares of restricted stock to each of Barry Gordon, Arthur Goldberg, Stephanie Cuskley, Robert Lepofsky and A. Clinton Allen. The restricted shares granted to the directors vest one third upon each of the next three (3) successive annual meetings, subject to the grantee’s continued service on the Board of Directors.

The following director compensation table shows the compensation we paid in 2008 to our non-employee directors:

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)(1)	Restricted Stock Awards ($)(2)	Total ($)
A. Clinton Allen	40,000	1,140	41,140
Barry Gordon	75,000	1,140	76,140
Arthur Goldberg	40,000	1,140	41,140
Robert Lepofsky	40,000	1,140	41,140
Stephanie Cuskley	60,000	1,140	61,140

(1)
The fees earned by the directors may be paid, at the director’s option, in cash and/or in hours flown in Company aircraft at estimated fair market value per hour. Messrs. Allen, Goldberg and Lepofsky have chosen to be paid in hours flown in company aircraft.

Mr. Gordon and Ms. Cuskley have chosen to be paid in cash.
(2)
The amounts shown reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2008, in accordance with Statement of Financial Accounting Standards No. 123(R). The balance remaining to be recognized over the remaining vesting period of the award is $47,627.

Pension Benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the fiscal year ended June 30, 2008.

Nonqualified Deferred Compensation

Our named executive officers did not earn any nonqualified deferred compensation benefits from us during the fiscal year ended June 30, 2008.

Employment Arrangements with Named Executive Officers

Steven Santo

On September 29, 2006, we entered into an employment agreement with Mr. Santo, our Chief Executive Officer and a director. The agreement provides that Mr. Santo will receive an annual base salary of $400,000 after the closing of the sale of the company to Ardent Acquisition Corporation and will be eligible to receive an annual performance bonus, which for 2007 may be 60% of his base salary. Future annual base salary will not be less than $400,000, with increases approved by the Compensation Committee and/or the Board of Directors. Mr. Santo is entitled, among other things, to:
•	participate in all benefit programs, including the registered retirement savings plan, established and made available to its employees;

•	monthly living expenses in the amount of $2,800 through December 31, 2008;

•	monthly automobile lease reimbursement of $1,500; and

•	reimbursement for any reasonable out-of-pocket expenses incurred in the course of employment.

The term of the employment agreement is three years.

We do not have an employment agreement with the other named executive officers.

Termination Benefits

If the agreement is terminated by Mr. Santo voluntarily without good reason, Avantair shall have no further obligations following the effective date of termination other than to pay the employee for any accrued but unpaid salary and reimbursable expenses.

If the agreements are terminated by Avantair without cause or by the executive for good reason or for disability, then Mr. Santo is respectively entitled to:
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

In addition, Mr. Santo’s interest in any stock options or restricted stock will fully vest on the effective date of a termination without cause.

Under the employment agreement with Mr. Santo, if the employment agreement had been terminated by the Company without cause or by Mr. Santo for good reason or for disability, effective June 30, 2008 (the last business day of our fiscal year of 2008), he would have been paid a total of $497,454, including: (i) $400,000 representing his base salary then in effect, (ii) $10,800 representing the continuation of health insurance for a period of 12 months; and (iii) $86,654 representing the acceleration of the vesting of 44,667 shares of restricted stock from the 2006 Long-term Incentive Plan (based on the closing price of $1.94 per share as of June 30, 2008).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of September 18, 2008.

•	each person who, to our knowledge, beneficially owns of more than 5% of our outstanding shares of common stock;

•	each of our directors and names executive officers; and

•	all of our executive officers and directors as a group.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of common stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of September 18, 2008 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is 4311 General Howard Drive, Clearwater, Florida 33762.

	Amount and
	Nature of
	Beneficial
Name and Address of Beneficial Owner(1)	Ownership		Percent of Class
Jonathan Auerbach(2)	5,025,752	(2)	32.9%
Steven Santo(3)	1,702,362		11.1%
Allison Roberto(4)	1,646,650		10.8%
Paul Sonkin(5)	3,247,481	(6)	21.2%
Jeffrey Kirby(7)	864,900		5.7%
Paul J Solit(8)	2,282,246	(8)	14.9%
Seth Klarman(9)	1,156,000		7.6%
Fred B. Barbara(10)	756,426		4.9%
Barry J. Gordon(11)	1,017,066	(12)	6.7%
Richard A. Pytak Jr.	7,500	(13)	*
Arthur H. Goldberg(14)	348,000	(15)	2.3%
Stephanie A. Cuskley(16)	13,000	(17)	*
A. Clinton Allen(18)	35,000	(19)	*
Robert J. Lepofsky(20)	23,000	(21)	*
Kevin Beitzel	23,842	(22)	*
Gilder, Gagnon, & Howe & Co. LLC(23)	1,663,156		10.9%
All directors and executive officers as a group (8 individuals) (24)	3,170,770		20.7%

* Less than 1%

(1) Unless otherwise noted, the business address of each of the following is c/o Avantair, 4311 General Howard Drive, Clearwater FL 33762

(2) The business address of Mr. Auerbach is Hound Partners, LLC , 101 Park Avenue, 48th Floor, New York, NY 10178. The shares are held by Hound Partners, LP, and Hound Partners Offshore Fund, LP. Mr. Auerbach is the Managing Member of Hound Performance, LLC and Hound Partners, LLC, investment management firms that serve as the general partner and investment manager, respectively, to Hound Partners, LP and Hound Partners Offshore Fund, LP. Includes 2,170,138 shares of common stock issuable upon exercise of warrants and 1,941,748 shares of common stock that may be acquired upon the conversion of Series A Convertible Preferred Stock. This information is based on Form 4 filed with the SEC on August 8, 2008 and Schedule 13D filed with the SEC on November 21, 2007 by these persons.

(3) 1,641,650 of the shares are held by Camelot 27 LLC. Each of Steven Santo and Allison Roberto are members of Camelot 27 LLC. Includes 60,712 shares of restricted stock which were granted to Steven Santo individually, which one third vested on May 18, 2008 and one twelfth of the shares vest every 3 months thereafter.

(4) 1,641,650 of the shares are held by Camelot 27 LLC. Each of Steven Santo and Allison Roberto are members of Camelot 27 LLC. Includes 5,000 shares of restricted stock which was granted to Allison Roberto individually which one third vested on May 18, 2008 and one twelfth of the shares vest every 3 months thereafter.

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
This information is based upon Schedule 13D filed with the SEC on November 26, 2007 and Form 4 filed with the SEC on November 26, 2007 by these persons.

(6) Includes 1,173,590 shares of common stock issuable upon exercise of warrants and 233,010 shares of common stock that may be acquired upon the conversion of 12,000 shares of Series A Convertible Preferred Stock.

(7) The business address of Mr. Kirby is P.O. Box 70458, Reno, Nevada 89570. This information is based upon Schedule 13D filed with the SEC on March 5, 2007 by Mr. Kirby.

(8) The business address of Mr. Solit is Potomac Capital Management, 825 Third Avenue, 33 Floor, New York, NY 10022. The shares are held by Potomac Capital Management LLC and Potomac Capital Management Inc. Mr. Solit is the Managing Member of Potomac Capital Management LLC and the President and Sole Owner of Potomac Capital Management Inc. Includes 430,000 shares of common stock issuable upon exercise of warrants and 776,680 shares of common stock that may be acquired upon the conversion of Series A Convertible Preferred Stock. This information is based on the Schedule 13G filed with the SEC on August 28, 2008 by these persons.

(9) The business address of Mr. Klarman is The Baupost Group, LLC, 10 St. James Avenue, Suite 1700, Boston, MA 02116. The shares are held by The Baupost Group, LLC. The Baupost Group LLC is a registered investment advisor. SAK Corporation is the Manager of The Baupost Group LLC. Seth Klarman is the sole Director of SAK Corporation and a controlling person of The Baupost Group LLC. This information is based on Form 13G filed with the SEC on February 12, 2008 by these persons.

(10) The business address of Mr. Barbara is BHP Partners LLC, 2300 South Archer Avenue, Chicago, IL 60616. This information is based upon Schedule 13D filed with the SEC on March 5, 2007 by Mr. Barbara.

(11) The business address of Mr. Gordon is 7808 Talavera Place, DelRay Beach, Florida 33446.

(12) Includes 374,626 shares of common stock issuable upon exercise of warrants. Includes 10,000 shares of common stock issuable upon exercise of options which vested on February 23, 2008. Includes 3,000 shares of restricted stock which vest one-third upon each of the next 3 successive annual meetings of stockholders.

(13) Represents 7,500 shares of restricted stock granted to Mr. Pytak which vest one-third on June 30, 2009 and one-twelfth of the shares vest every 3 months thereafter.

(14) The business address of Mr. Goldberg is c/o Corporate Solutions Group, 175 Great Neck Road, Suite 408, Great Neck, NY 11021.

(15) Includes 125,000 shares of common stock issuable upon exercise of warrants. Includes 10,000 shares of common stock issuable upon exercise of options which vested on February 23, 2008. Includes 3,000 shares of restricted stock which vest one-third upon each of the next 3 successive annual meetings of stockholders.

(16) The business address of Ms. Cuskley is 180 East 79th Street, New York, NY 10021.

(17) Includes 10,000 shares of common stock issuable upon exercise of options which vested on February 23, 2008. Includes 3,000 shares of restricted stock which vest one-third upon each of the next 3 successive annual meetings of stockholders.

(18) The business address of Mr. Allen is 710 South Street, Needham, MA 02492.

(19) Includes 10,000 shares of common stock issuable upon exercise of options which vested on February 23, 2008. Includes 3,000 shares of restricted stock which vest one-third upon each of the next 3 successive annual meetings of stockholders.

(20) The business address of Mr. Lepofsky is c/o Westcliff Capital Group, PO Box 81367, Wellesley Hills, MA 02461.

(21) Includes 10,000 shares of common stock issuable upon exercise of options which vested on February 23, 2008. Includes 3,000 shares of restricted stock which vest one-third upon each of the next 3 successive annual meetings of stockholders.

(22) Represents 10,000 shares of restricted stock granted to Mr. Beitzel which one third vested on May 18, 2008 and one-twelfth of the shares vest every three months thereafter. In addition, 15,000 shares of restricted stock were granted to Mr. Beitzel on June 30, 2008 which one third vests on June 30, 2009 and one-twelfth of the shares vest every 3 months thereafter.

(23) This information is based on Schedule 13G filed with the SEC on February 6, 2008 by Walter Weadock, member of Gilder, Gagnon, Howe and Co. LLC.

(24) Includes 499,626 shares of common stock issuable upon exercise of warrants. Includes 107,054 shares of restricted stock. Includes 50,000 shares of common stock issuable upon exercise of options.

Item 13. Certain Relationships, Related Transactions and Director Independence

 The following is a summary of transactions since July 1, 2007 to which we have been a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors or beneficial holders of more than 5% of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements.

Effective April 11, 2008, the Company’s former Chief Financial Officer, John Waters, departed the Company and resigned his position as a director of the Company. In connection with the former Chief Financial Officer’s departure, on April 14, 2008, the Company entered into a separation agreement pursuant to which the former Chief Financial Officer will receive (i) a payment equal to eight months salary ($183,333), (ii) reimbursement of premium payments for COBRA benefits until the earlier of a period of eight (8) months commencing April 14, 2008 or at such time that the former Chief Financial Officer obtains employment providing health benefits and (iii) pursuant to an amendment to his previously issued restricted stock award, 33,334 shares of common stock. In addition, the former Chief Financial Officer has agreed not to transfer any shares of the Company’s common stock for a period of six (6) months commencing April 14, 2008. At the end of the six (6) month period, the former Chief Financial Officer’s unrestricted shares shall be freely tradable in the open market, subject to the Company’s “Right of First Refusal” and in compliance with applicable securities law. In addition, the former Chief Financial Officer has agreed to cooperate fully with the Company’s reasonable requests for assistance in transitioning his previous responsibilities for a period of eight (8) months commencing April 14, 2008.

On March 5, 2008, Avantair granted 3,000 shares of restricted stock to each of Barry Gordon, Arthur Goldberg, Stephanie Cuskley, Robert Lepofsky and A. Clinton Allen. Each of these individuals is a director of Avantair. The shares of restricted stock granted to the directors’ vest one third upon each of the next three (3) successive annual meetings of stockholders, subject to the grantee’s continued service on the Board of Directors.

Policies and Procedures for Related Party Transactions

We have adopted a Code of Conduct and Professional Ethics, applicable to our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and all of our other executives pursuant to which all directors, officers and employees must promptly disclose to us, any material transaction or relationship that reasonably could be expected to give rise to an actual or apparent conflict of interest with Avantair, Inc. In approving or rejecting the proposed agreement, our audit committee shall consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, but not limited to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. Our audit committee shall approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our audit committee determines in the good faith exercise of its discretion.

Item 14. Principal Accounting Fees and Services

Principal Accountant Fees and Services

Our Audit Committee has selected J.H. Cohn LLP as the principal independent registered public accounting firm for 2008. J.H. Cohn LLP has served as our principal independent registered public accounting firm since August 1, 2006.

Fees

The following table sets forth the fees billed or to be billed for professional services rendered by J.H. Cohn LLP for audit services, audit-related services, and all other services in fiscal years 2008 and 2007, respectively.

	2008	2007
Audit Fees (1)	$211,000	$230,699
Audit-Related Fees (2)	77,500	96,000
Total Fees	$288,500	$326,699

(1)	For professional services rendered in connection with the audit of our annual financial statements and the reviews of the financial statements included in each of our quarterly reports on Form 10-Q.
(2)	For assurance and related services that are reasonably related to the performance of the audit or review of our financial statements in connection with regulatory filings.

Policy on Pre-Approval by Audit Committee of Services Performed by Principal Independent Registered Public Accounting Firm

The policy of the Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by our principal independent registered public accounting firm.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

September 24, 2008

Avantair, Inc.

By:	/s/ Steven Santo
Steven Santo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Steven Santo	Chief Executive Officer and Director (Principal Executive Officer)	September 24, 2008
Steven Santo

/s/ Richard A. Pytak Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	September 24, 2008
Richard A. Pytak Jr.

/s/ Barry Gordon	Chairman	September 24, 2008
Barry Gordon

/s/ A. Clinton Allen	Director	September 24, 2008
A. Clinton Allen

/s/ Robert Lepofsky	Director	September 24, 2008
Robert Lepofsky

/s/ Arthur H. Goldberg	Director	September 24, 2008
Arthur H. Goldberg

/s/ Stephanie Cuskley	Director	September 24, 2008
Stephanie Cuskley

AVANTAIR, INC. AND SUBSIDIARIES
(Formerly Ardent Acquisition Corporation)

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Avantair, Inc.

We have audited the accompanying consolidated balance sheets of Avantair, Inc. and Subsidiaries (Formerly Ardent Acquisition Corporation) as of June 30, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avantair, Inc. and Subsidiaries as of June 30, 2008 and 2007, and their results of operations and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

Jericho, New York
September 24, 2008

Avantair, Inc. and Subsidiaries
(Formerly Ardent Acquisition Corporation)
Consolidated Balance Sheets

Assets

	June 30,
	2008	2007
Current Assets
Cash and cash equivalents	$19,149,777	$12,577,468
Accounts Receivable, net of allowance for doubtful accounts of $213,487 at June 30, 2008 and $460,377 at June 30, 2007	5,692,809	5,087,491
Inventory	252,407	579,517
Current portion of aircraft costs related to fractional sales	40,417,203	31,895,085
Current portion of notes receivable	832,107	1,015,163
Prepaid expenses and other current assets	2,173,992	378,394

Total current assets	68,518,295	51,533,118

Aircraft costs related to fractional share sales-net of current portion	92,383,071	74,870,704

Property and Equipment, at cost, net	25,663,264	15,380,698

Other assets
Cash- restricted	2,826,290	2,942,983
Deposits on aircraft	8,679,277	9,904,054
Deferred maintenance on aircraft engines	2,228,509	2,691,539
Notes receivable-net of current portion	1,008,223	1,327,552
Goodwill	1,141,159	1,141,159
Other assets	2,029,367	698,453

Total other assets	17,912,825	18,705,740

Total assets	$204,477,455	$160,490,260

See Notes to Consolidated Financial Statements

Avantair, Inc. and Subsidiaries
(Formerly Ardent Acquisition Corporation)
Consolidated Balance Sheets

Liabilities and Stockholders' Deficit

	June 30,
	2008	2007
Current Liabilities
Accounts payable	$4,718,355	$5,765,189
Accrued liabilities	5,528,472	3,141,061
Customer deposits	1,905,682	612,500
Short-term notes payable	15,775,260	-
Current portion of long-term notes payable	6,648,093	4,412,288
Current portion of deferred revenue related to fractional aircraft share sales	47,778,900	38,058,547
Unearned management fee and charter card revenues	16,316,044	7,950,636

Total current liabilities	98,670,806	59,940,221

Long-term notes payable, net of current portion	23,856,322	18,560,570

Deferred revenue related to fractional aircraft share sales, net of current portion	96,525,785	92,186,334
Other liabilities	2,636,730	1,762,159

Total long-term liabilities	123,018,837	112,509,063

Total liabilities	221,689,643	172,449,284

Commitments and Contingencies
Series A convertible peferred stock, $.0001 par value, authorized 300,000 shares; 152,000 shares issued and outstanding	14,439,358	-

Stockholders' Deficit
Perferred stock, $.0001 par value, authorized 700,000 shares; none issued	-	-
Common stock, Class A, $.0001 par value, 75,000,000 shares authorized, 15,286,792 shares issued and outstanding at June 30, 2008 and 15,220,817 shares issued and outstanding at June 30, 2007.	1,529	1,522
Additional paid-in capital	45,314,393	46,124,857
Accumulated deficit	(76,967,468)	(58,085,403)

Total stockholders' deficit	(31,651,546)	(11,959,024)

Total liabilities and stockholders' deficit	$204,477,455	$160,490,260

See Notes to Consolidated Financial Statements

Avantair, Inc. and Subsidiaries
(Formerly Ardent Acquisition Corporation)
Consolidated Statements of Operations

Year Ended	Year Ended
June 30,	June 30,
2008	2007
Revenue
Fractional aircraft shares sold	$43,426,696	$29,695,175
Maintenance and management fees	58,211,457	38,787,596
Charter card and demonstration revenue	10,233,232	6,420,336
FBO and other revenues	3,747,598	1,490,125

Total revenue	115,618,983	76,393,232
Operating expenses
Cost of fractional aircraft shares sold	36,637,959	24,370,988
Cost of flight operations	50,058,692	35,665,057
Cost of fuel	16,489,422	10,192,406
Write-off of aircraft deposit	-	300,000
General and administrative expenses	20,703,120	18,540,610
Selling expenses	4,670,246	4,333,268
Depreciation and amortization	3,624,710	2,013,530
Total operating expenses	132,184,149	95,415,859

Loss from operations	(16,565,166)	(19,022,627)

Other income (expenses)
Interest income	482,666	444,179
Other income	861,662	284,723
Interest expense	(3,661,227)	(3,406,181)
Total other expenses	(2,316,899)	(2,677,279)

Net Loss	(18,882,065)	(21,699,906)

Preferred stock dividend and accretion of expenses	(903,851)	-
Net loss attributable to common stockholders	$(19,785,916)	$(21,699,906)

Loss per common share:
Basic and diluted	$(1.30)	$(2.47)

Weighted- average common shares outstanding:
Basic and diluted	15,230,482	8,780,234

See Notes to Consolidated Financial Statements

Avantair, Inc. and Subsidiaries
(Formerly Ardent Acquisition Corporation)
Consolidated Statements of Changes in Stockholders' Deficit
Years Ended June 30, 2008 and 2007

	Class A		Class B						Total
	Common Stock		Common Stock		Paid-In	Due From	Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares	Amt	Capital	Stockholder	Deficit	Stock	Deficit
Balance, June 30, 2006	3,288,590	$329	100	$1,000	$671	$(533,986)	$(34,498,621)	$-	$(35,030,607)
Advances to Stockholder						(118,339)			(118,339)
Reclassification of stockholder advances to treasury stock	(178,471)	(18)				652,325		(652,307)	-
Redemption of Class A common stock	(136,707)	(14)						(499,986)	(500,000)
Redemption of Class B shareholders			(100)	(1,000)				(734,583)	(735,583)
Sale of common stock at $2.78 per share, net of $450,000 of costs	3,237,410	324			8,549,676				8,550,000
Issuance of shares to members of management at fair value of $5.36 per share	474,000	47			2,542,353				2,542,400
Shares outstanding upon consummation of reverse merger	8,400,000	840			34,014,961				34,015,801
Retirement of treasury stock upon consummation of reverse merger							(1,886,876)	1,886,876
Stock redemption in connection with reverse merger	(64,550)	(6)			(362,126)				(362,132)
Issuance of shares to financial advisor in connection with reverse merger	200,545	20			1,070,890				1,070,910
Issuance of warrants to financial advisor in connection with reverse merger					64,240				64,240
Issuance of warrants at fair value of $0.77					156,000				156,000
Issuance of 150,000 stock options to non-employee directors					44,946				44,946
Issuance of restricted stock grants to employee executives and managers					43,246				43,246
Net Loss							(21,699,906)		(21,699,906)

Balance, June 30, 2007	15,220,817	$1,522	-	$-	$46,124,857	$-	$(58,085,403)	$-	$(11,959,024)

See Notes to Consolidated Financial Statements

Avantair, Inc. and Subsidiaries
(Formerly Ardent Acquisition Corporation)
Consolidated Statements of Changes in Stockholders' Deficit
Years Ended June 30, 2008 and 2007

	Class A		Class B						Total
	Common Stock		Common Stock		Paid-In	Due From	Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stockholder	Deficit	Stock	Deficit
Expenses associated with issuance of preferred stock					$(391,423)				$(391,423)
Expenses associated with registration of shares
Stock based compensation					484,817				484,817
Dividend on Series A convertible preferred stock and accretion of issuance costs					(903,851)				(903,851)
Issuance of shares with vested restricted stock	65,975	7			(7)
Net Loss							(18,882,065)		(18,882,065)
Balance at June 30, 2008	15,286,792	$1,529	-	$-	$45,314,393	$-	$(76,967,468)	$-	$(31,651,546)

See Notes to Consolidated Financial Statements

Avantair, Inc. and Subsidiaries
(Formerly Ardent Acquisition Corporation)
Consolidated Statements of Cash Flows

	Year Ended June 30,	Year Ended June 30,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(18,882,065)	$(21,699,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,624,710	2,013,530
Gain on sale of assets	(861,410)	-
Provision for bad debts	21,109	-
Stock-based compensation	484,817	2,784,592
Changes in operating assets and liabilities:
Accounts receivable	(626,427)	(2,518,189)
Accounts receivable from vendor	-	222,974
Inventory	327,110	(325,984)
Deposits and other assets	(1,475,223)	2,919,969
Deferred maintenance agreement on aircraft engines	463,030	637,961
Prepaid expenses and other current assets	(1,795,598)	(297,975)
Notes receivable	1,252,385	2,250,929
Aircraft costs related to fractional shares	(26,034,485)	(42,310,593)
Other assets	(334,726)	(502,957)
Accounts payable	1,642,167	(3,687,102)
Accrued liabilities	2,042,629	1,193,723
Unearned management fees and charter card revenues	8,269,808	4,513,021
Cash- restricted	116,693	(2,942,983)
Customer deposits	1,293,182	31,511
Other liabilities	874,571	460,656
Deferred revenue related to fractional aircraft share sales	14,059,804	40,046,766
Net cash used in operating activities	(15,537,919)	(17,210,057)
INVESTING ACTIVITIES:
Proceeds from sale of deposits	2,470,000	-
Proceeds from sale of aircraft	-	4,200,000
Capital expenditures	(5,195,325)	(1,654,951)
Net cash provided by (used in) investing activities	(2,725,325)	2,545,049

Avantair, Inc. and Subsidiaries
(Formerly Ardent Acquisition Corporation)
Consolidated Statements of Cash Flows

	Year Ended June 30,	Year Ended June 30,
	2008	2007
FINANCING ACTIVITIES:
Borrowings under long-term notes payable	$2,200,000	$11,312,277
Borrowings under line of credit	-	7,581,365
Borrowings under short- term notes payable	25,910,842	-
Principal payments on long-term notes payable	(6,630,674)	(12,965,653)
Principal payments on short-term notes payable	(10,135,582)	-
Principal payments on line of credit	-	(22,848,144)
Preferred stock dividends paid	(502,504)	-
Proceeds from issuance of stock	-	8,550,000
Proceeds from the sale of preferred stock-net	14,384,894	-
Cost of stock redemption/registration	(391,423)	(362,132)
Proceeds from consummation of reverse merger	-	35,150,951
Proceeds from issuance of warrants to officer	-	2,000
Advances to stockholder	-	(118,339)
Cost of treasury shares	-	(1,235,583)
Net cash provided by financing activities	24,835,553	25,066,742
Net increase in cash and cash equivalents	6,572,309	10,401,734
Cash and cash equivalents, beginning of the year	12,577,468	2,175,734
Cash and cash equivalents, end of the year	$19,149,777	$12,577,468
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid (net of amounts capitalized)	$3,661,227	$3,610,172

Avantair, Inc. and Subsidiaries
(Formerly Ardent Acquisition Corporation)
Consolidated Statements of Cash Flows

	Year Ended June 30,	Year Ended June 30,
	2008	2007
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Accretion of Series A convertible preferred stock	$54,464	$-
Dividends payable on Series A convertible preferred stock	$346,883	$-
Settlement of note payable through sale of aircraft	$457,600	$-
Charter card issued as partial consideration of aircraft purchase	$95,600	$-
Deferred financing costs	$996,188	$-
Short-term notes payable- refinancing	$2,689,001	$-
Note receivable on sale of deposits	$750,000	$-
Aircraft purchased under long-term note payable	$3,906,000	$-
Issuance of shares in connection with reverse merger	$-	$1,070,910
Issuance of warrants in connection with reverse merger	$-	$64,240
Reclassification of stockholder advances to treasury stock	$-	$652,325
Aircraft purchased under capital lease obligation	$4,828,642	$4,392,163
Deferred gain on sale and leaseback of asset	$-	$860,714
Conversion of short-term borrowings to long-term notes payable	$-	$7,050,300
Note payable for purchase of core aircraft net of deposit ($607,000)	$-	$2,233,340

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

On October 2, 2006, the Company signed a definitive stock purchase agreement (the “Reverse Merger”) with Avantair Inc. (“Old Avantair”). The agreement, as amended on December 15, 2006, provided for Avantair to issue 6,684,822 shares of common stock to the stockholders of Old Avantair in exchange for all of the issued and outstanding shares of Old Avantair (the “Share Exchange” or “Reverse Merger”). The agreement also provided for the Company to issue to the stockholders of Old Avantair additional shares as follows:

•
At the end of the fiscal year ending June 30, 2007, if Cash Earnings Before Interest Taxes Depreciation and Amortization (Cash EBITDA) (EBITDA + non cash expenses) was greater than $6,000,000 for the fiscal year ending June 30, 2007, the Company would issue an aggregate of 954,975 shares of its common stock to Old Avantair stockholders. The Company’s results did not meet the requirements for the year ended June 30, 2007 and therefore these shares were not issued.

•
At the end of the fiscal year ending June 30, 2008, the Company would calculate (based on its annual audited consolidated financial statements for such fiscal year) Cash EBITDA. If Cash EBITDA was greater than $20,000,000 for the fiscal year ending June 30, 2008, the Company would issue an aggregate of 4,774,873 shares of its common stock to Old Avantair stockholders. The Company’s results did not meet the requirements for the year ended June 30, 2008 and therefore these shares were not issued.

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

On February 22, 2007, the stockholders of Avantair voted in favor of the Reverse Merger. Subsequent to the Reverse Merger, Old Avantair’s business activities were the activities of Avantair. The stockholders and management of Old Avantair own a substantial portion of the equity of the combined company. The Board of Directors is comprised of three individuals designated by Avantair’s stockholders and four individuals designated by Old Avantair’s stockholders, one of which is subject to the approval of Avantair’s stockholders. In addition, Old Avantair’s management is responsible for carrying out the Company’s current business plan. As a result, this transaction has been treated as a Reverse Merger, and a capital transaction, equivalent to the issuance of stock by Old Avantair for Avantair’s net assets and, accordingly, the historical financial statements prior to February 22, 2007 are those of Old Avantair. All shares and per share data prior to the Share Exchange have been restated to reflect the stock issuances and the effect of the closing of the Share Exchange including the recognition of 8,400,000 shares of Ardent common stock outstanding as of the closing of the Share Exchange. Upon the closing of the Share Exchange, 1,601,593 shares of the Company’s common stock included within the purchase price have been transferred to an escrow agent to secure indemnification obligations of the Company’s stockholders under the stock purchase agreement. Such shares will be released from escrow within 45 days of the Company filing this Form 10-K for the year ended June 30, 2008.

Avantair is engaged in the sale and management of fractional ownerships of professionally piloted aircraft for personal and business use. As of June 30, 2008, Avantair operated 49 aircraft (which includes 5 core aircraft), with 60 additional Piaggio aircraft on order. Avantair operates fixed flight based operations (FBO) in Camarillo, California and effective August 1, 2008, in Caldwell, New Jersey. The Company also provides aircraft maintenance, concierge and other services to customers and services to the Avantair fleet from hangars and office locations in Clearwater, Florida, Camarillo, California and Caldwell, New Jersey.

 The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the successful recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. As of June 30, 2008, the Company’s recurring losses resulting in an accumulated deficit of $76,967,468 and a working capital deficiency of $30,152,511. In order to achieve profitable income from operations before depreciation and amortization, management currently estimates that the Company will need to have 45 fully fractionalized aircraft. At June 30, 2008, the Company had 41.3 fractionalized aircraft. Therefore, Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and aircraft under management. The Company believes income from operations before depreciation and amortization is useful to investors as it excludes non-cash expenses that do not directly relate to the operation of fractionalized aircraft. This measure is a supplement to generally accepted accounting principles (GAAP) used to prepare the Company’s consolidated financial statements and should not be viewed as a substitute for GAAP measures. In addition, the Company’s non-GAAP measure may not be comparable to non-GAAP measures of other companies. Income from operations according to GAAP would include depreciation and amortization expense, estimated to be approximately $330,000 per month at the time of fully fractionalizing the 45 th aircraft. In connection with future financing of growth, the Company may obtain additional funds through equity financing, including the sale of additional shares of common stock, assets sales, accelerated payments of maintenance and management fees, debt financing, or a combination thereof. During the fiscal year ended June 30, 2008, the Company raised net proceeds of $14.4 million through an equity offering detailed in Note 11, $2.5 million from the sale of the Company’s rights to purchase eighteen Embraer Phenom 100 aircraft, and approximately $6.9 million of cash through accelerated payments of management fees. With this capital, the Company has sufficient cash to continue its operations for the forseeable future.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared in conformity with accounting principles generally accepted in the United States of America. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. These estimates and assumptions are based upon management’s best knowledge of current events and actions that the Company may take in the future. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the financial statements. Significant estimates and assumptions by management affect: the proper recording of revenue arrangements with multiple deliverables, the allowance for doubtful accounts, the carrying value of long-lived assets, the amortization period of long-lived assets, the provision for (benefit from) income taxes and related deferred tax accounts, certain accrued expenses and contingencies, and ability to continue as a going concern.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investment grade investments held with financial institutions, with maturities of three months or less from the date of acquisition.

Cash- restricted

The Company agreed to restrict $2,826,290 in cash at June 30, 2008 and $2,942,983 in cash at June 30, 2007, to secure letters of credit related to deposits for leases, provide security for credit card charge backs and to secure fuel purchases. Management believes that these amounts will be restricted for at least one year and, accordingly, has classified such cash as non-current.

Revenue Recognition

The Company sells fractional shares of aircraft and the related maintenance and management services that accompany aircraft ownership. The aircrafts are sold in 1/16th shares or multiples thereof. The purchase agreement grants the customer the right to the use of the aircraft for a specified number of hours each year the aircraft is in service. When a customer purchases a fractional share, they are also required to enter into a five-year management and maintenance agreement. Under the terms of the maintenance and management agreement, the Company agrees to manage, operate and maintain the aircraft on behalf of the customer in exchange for a fixed monthly fee.

Fractional Aircraft Shares

The Company does not have objective evidence to determine the fair value and locate fractional share revenue from that generated from the management and maintenance agreement, and, as a result, has adopted the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” to account for the sale of fractional shares of aircraft. Accordingly, as the sales of the fractional shares cannot be separated from the underlying maintenance and management agreement, fractional share sale revenue is recognized ratably over the five-year life of the maintenance and management agreement. The period in which revenue is recognized will be evaluated on a periodic basis. Factors that impact management’s assessment of the most appropriate period of revenue recognition will include, but not be limited to, customer turnover, terms and conditions of the related fractional share sale, maintenance arrangements as well as any other factor that could impact revenue.

 Referral Incentive Hours

The Company accounts for the additional hours granted under the referral incentive program by expensing costs as they are incurred which have not been material to date.

Management and Maintenance Agreement

Revenue earned in connection with the management and maintenance agreements is recognized ratably over the term of the agreement or five years. If a customer prepays its management and maintenance fee for a period of one year or longer, the prepayment is recorded as unearned revenue and amortized into revenue on a monthly basis in accordance with the schedule provided for within each agreement.

Charter Card and Demonstration Revenue

Demonstration revenue. The Company charges prospective new aircraft share owners on an hourly basis for each hour the prospective share owners are flown to demonstrate the quality and capabilities of the aircraft. The Company recognizes revenue related to these demonstration flights when the flight is completed.

Charter Card revenue. The Company sells access to its aircraft fleet through a 25 hour time card for flight time without the requirement to purchase an ownership share in an aircraft. The card holder pays the Company the entire amount in advance of access to the aircraft fleet. The Company defers the entire amount paid and recognizes revenue on an incremental basis as aircraft are flown.

FBO and Other Revenue

FBO and other revenue is comprised primarily of revenue from the sale of fuel at the Company’s FBO facilities and rental of hangar space at the Company’s operating locations. This revenue is recorded when goods are delivered or services have been rendered.

Aircraft Costs Related To Fractional Sales

The Company reflects aircraft costs related to the sale of fractional aircraft shares. As a result of the adoption of EITF 00-21, the Company recognizes revenue from the sale of fractional shares as income over the five-year period. The aircraft costs related to sales of fractional shares consist of the cost of the aircraft and are recorded as an asset and recognized as the cost of aircraft shares sold over the five-year period.

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

Information related to the activity of the allowance for doubtful accounts is as follows:

	June 30,
	2008	2007
Beginning balance	$460,377	$600,000
Prior year accounts receivable reserved and recovered in current year	(150,000)	-
Bad debt expense	21,109	-
Write-offs	(117,999)	(139,623)
Ending balance	$213,487	$460,377

Management believes that they have adequately provided for uncollectible receivables in the Company’s allowance for doubtful accounts.

Prepaid Pilot Training

Beginning in 2008, the costs related to the training of pilots as required by Federal Aeronautic Regulations are capitalized and amortized over the twelve month certification period. These costs were expensed in prior years. This change did not have a material impact on the Company’s financial position or results of operation as of and for the two years ended June 30, 2008.

Customer Deposits

Customer deposits are cash payments received from customers who have purchased a fractional interest in an aircraft where that specific aircraft is not available for delivery.

Advertising Costs

Advertising costs are expensed as incurred and totaled $2,260,782 and $2,040,804 for the years ended June 30, 2008 and 2007, respectively.

Inventory

Aircraft parts inventory is valued at the lower of cost (determined by the first-in, first-out method) or market.

Deferred Rent

The aggregate of minimum annual operating lease payments are expensed on a straight-line basis over the term of the related leases. The amount by which straight-line rent differs from actual lease payments is recognized as deferred rent totaled $2,034,362 and $959,001 at June 30, 2008 and 2007 respectively, and is included in other liabilities.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets to the amounts expected to be realized.

Stock-Based Compensation

The Company accounts for share-based compensation to employees and directors in accordance with SFAS 123(R) “Share-Based Payment,” which requires the recognition of compensation expense for employee stock options and other share-based payments. Under SFAS 123(R), expense related to employee stock options and other share-based payments is recognized over the relevant service period based on the fair value of each stock option grant. The stock option compensation expense was approximately $151,000 for the year ended June 30, 2008. The Company issued 22,500 shares of restricted common stock to certain members of its Executive Officers in June 2008 and 15,000 shares of restricted common stock to the non-employee members of its Board of Directors in March 2008. One-third (1/3) of the 22,500 shares awarded in June 2008 will vest on the first anniversary date of grant and then one-twelfth (1/12) on the date three months after the first anniversary date of the grant and on such date every three months thereafter, such that 100% of the shares will be vested on the third anniversary date so long as employment with the Company is continuous. One-third (1/3) of the 15,000 shares awarded in March 2008 will vest on each date of the next three annual shareholders meetings at which directors are elected and so long as the recipient remains a member of the Board of Directors. Compensation expense related to this restricted stock is recognized ratably over the three years based on the fair value of the shares at date of grant, which was $1.94 and $3.95 at June 30, 2008 and March 5, 2008, respectively. The compensation expense from restricted stock was approximately $333,000 for the year ended June 30, 2008. The Company did not issue warrants during the year ended June 30, 2008.

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts. The Company also considers the EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” which provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS No. 133. The Company evaluates the conversion feature embedded in its Series A Convertible Preferred Stock (see Note 11 to the audited consolidated financial statements) at each reporting period based on the criteria of SFAS No. 133 and EITF 00-19 to determine whether the conversion feature would be required to be bifurcated from the Preferred Stock and accounted for separately as a derivative.  Based on management’s evaluation, the embedded conversion feature did not require bifurcation and derivative accounting as of June 30, 2008.

 Goodwill and Long-lived Assets

Goodwill represents the excess of cost over fair value of net assets acquired through acquisitions. In accordance with SFAS No. 141, Business Combinations, all business combinations must be accounted for under the purchase method of accounting. SFAS No. 142, Goodwill and Other Intangible Assets, eliminates the amortization of goodwill and certain other intangible assets and requires an evaluation of impairment by applying a fair-value based test. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company’s reporting units based on discounted cash flow models using revenue and profit forecasts and comparing the estimated fair values with the carrying values of the Company’s reporting units which include the goodwill. If the estimated fair values are less than the carrying values, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of the Company’s “implied fair value” requires the Company to allocate the estimated fair value to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value.

The Company performs its annual goodwill impairment testing, in the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company performed its annual evaluation during June 2008 by comparing the product of the trading price as of June 30, 2008 and the Company’s outstanding shares of common stock on that date.

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

In preparing its impairment analysis the Company derives fair value based on two approaches:

•
Market prices. At June 30, 2008, the quoted market for Avantair’s common stock was $1.94 a share with 15,220,817 shares outstanding giving the Company a total market capitalization of approximately $29.5 million.

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

•
The Company has a commitment from its aircraft manufacturer for the delivery of 9 planes in the next 12 months and management believes it will fully sell the fractional shares with respect to those planes prior to or contemporaneous with the receipt of the planes which would produce a cash flow improvement.

As a result of the analysis, no impairment charges were required for long-lived assets during the years ended June 30, 2008 and 2007.

Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options and warrants is antidilutive due to the losses incurred by the Company, they have been excluded from the Company’s computation of net loss per share for all years presented. A total of 14,496,834 of potentially dilutive securities were excluded from the calculation of diluted loss per share for the year ended June 30, 2008 and were comprised of 14,146,000 warrants to purchase one share of the Company’s common stock, 200,834 shares of restricted stock and 150,000 outstanding options. The total number of potentially dilutive securities excluded from the calculation of diluted loss per share for the year ended June 30, 2007 was 14,510,000 which were comprised of 14,146,000 warrants to purchase one share of the Company’s common stock, 214,000 shares of restricted stock and 150,000 outstanding options.

Property and Equipment

Property and equipment is recorded at cost and consists principally of aircraft purchased which are not fractionalized and which provide additional capacity to the Company to meet customer demand. Depreciation and amortization is computed using the straight-line method over the following useful lives:

Aircraft	7 years
Office equipment and furniture and fixtures	5 - 7 years
Flight management software/hardware	5 years
Vehicles	5 years
Improvements	Lesser of estimated useful life or the term of the lease

Expenditures for maintenance and repairs of property and equipment are expensed as incurred. Major improvements are capitalized.

The Company capitalized interest costs relating to borrowings made for the acquisition of aircraft. The amounts capitalized are as follows:

	2008	2007
Total interest costs	$3,661,227	$3,952,087
Less: amount capitalized	—	545,907
Interest expense	$3,661,227	$3,406,180

Recently Issued Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS No. 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. For the Company, SFAS No. 157 is effective for the fiscal year beginning July 1, 2008. Management is currently evaluating this standard to determine its impact, if any, on our consolidated financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. For the Company, SFAS No. 159 is effective for the fiscal year beginning July 1, 2008. Management is currently evaluating the impact of SFAS No. 159, if any, on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (“SFAS 141”). SFAS 141 requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 141 also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies. SFAS 141 applies prospectively to business combinations and is effective for fiscal years beginning on or after December 15, 2008. Management is currently evaluating the impact that SFAS 141 will have on the accounting for future acquisitions and our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements" (“SFAS 160”). SFAS 160 requires that a non-controlling interest in a subsidiary be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the non-controlling interest with disclosure of both amounts on the consolidated statement of income. The presentation provisions of SFAS 160 are to be applied retrospectively, and SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Management is currently evaluating the impact that SFAS 160 will have on our consolidated financial statements.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash and cash equivalents in bank deposits, the balances of which, at times, may exceed federally insured limits. Exposure to credit risk is reduced by placing such deposits in high credit quality financial institutions. At June 30, 2008, the Company had cash and cash equivalents in excess of federally insured limits of $23,550,357.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost as of June 30, 2008 and 2007 consisted of the following:

	2008	2007
Aircraft	$27,300,707	$16,824,050
Leasehold improvements	4,235,476	2,267,451
Furniture, fixtures and equipment	1,199,528	1,357,037
Flight management software/hardware	1,516,826	541,649
Vehicles	50,823	44,817
Total	34,303,360	21,035,004
Less: accumulated depreciation and amortization	(8,640,096)	(5,654,306)
	$25,663,264	$15,380,698

Depreciation and amortization expense for the years ended June 30, 2008 and 2007 was $3,624,710 and $2,013,530, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The following is a summary of transactions entered into during the years ended June 30, 2008 and 2007, to which we have been a party in and in which any of our executive officers, directors or beneficial holders of more than 5% of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements.

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

On March 5, 2008, Avantair granted 3,000 shares of restricted stock to each of Barry Gordon, Arthur Goldberg, Stephanie Cuskley, Robert Lepofsky and A. Clinton Allen. Each of these individuals is a director of Avantair. The shares of restricted stock granted to the directors’ vest one third upon each of the next 3 successive annual meetings of stockholders, subject to the grantee’s continued service on the Board of Directors.

NOTE 6 – INCOME TAXES

The difference between income tax benefit provided at the Company’s effective rate and the statutory rate at June 30, 2008 and 2007 are as follows:

	2008	2007
Income tax benefit at statutory rate	$6,608,723	$8,194,626
State tax benefit, net of Federal benefit	562,373	648,484
Increase in valuation allowance	(7,123,389)	(8,843,110)
Other	(47,707)	-
Totals	$-	$-

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) at June 30, 2008 and 2007 are as follows:

	2008	2007
Deferred tax liabilities
Goodwill	$(144,547)	$(115,637)
Depreciation	(1,798,582)	(826,738)
Other	(75,792)	-
	(2,018,921)	(942,375)
Deferred tax assets
Deferred revenues, net of amortized aircraft costs related to fractional share sales	4,371,790	6,579,939
Other	1,190,382	572,876
Net operating loss carryforwards	25,653,733	15,863,155
	31,215,905	23,015,970
Less valuation allowance	(29,196,984)	(22,073,595)
	2,018,921	942,375
Net deferred tax assets	$-	$-

The Company considers that the cumulative losses incurred create a rebuttable presumption that a full valuation allowance continues to be required for its deferred tax assets. Therefore, the Company has offset the deferred tax assets attributable to those potential benefits through a valuation allowance in 2008 and 2007 and, accordingly, the Company did not recognize any benefit from income taxes in the accompanying consolidated statements of operations. At June 30, 2008, the Company had net operating loss carryforwards of approximately $67.5 million which begin to expire in 2019.

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

Effective July 1, 2007, the Company adopted the provisions of the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of July 1, 2007 or as of June 30, 2008. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company has identified its federal tax return and State of Florida tax return as “major” tax jurisdictions, as defined in FIN 48. The Company evaluations were performed for tax years ended 2004, 2005, 2006, 2007 and 2008. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its consolidated financial position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No interest and penalties were incurred at June 30, 2008 and 2007.

Information related to the activity of the valuation allowance is as follows:

	June 30,
	2008	2007
Beginning balance	$22,073,595	$13,230,485
Increase in valuation allowance	7,123,389	8,843, 110

Ending balance	$29,196,984	$22,073, 595

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

Total rent expense for the years ended June 30, 2008 and 2007 was $2,665,797 and $2,420,466, respectively.

Future minimum lease payments on these leases are:

Year Ended June 30,
2009	$3,216,974
2010	3,245,430
2011	3,240,259
2012	2,508,376
2013	2,419,858
Thereafter	20,445,019
$35,075,916

Purchase Commitment

On June 20, 2008, Avantair assigned its rights and obligations to purchase twenty Embraer Phenom 100 aircraft positions to Share 100 Holding Co., LLC, a wholly-owned subsidiary of Avantair. On the same date, Avantair entered into a membership interest purchase agreement with Executive Air Shares Corporation (EAS), in which EAS purchased the Class A membership of Share 100 and Avantair retained the Class B membership. EAS, as Class A member, has the rights and obligations to purchase the Phenom 100 aircraft with positions one through eighteen and to fund payment due in connection with these aircraft. EAS paid Share 100 approximately $2.47 million in connection with these transactions and will make an additional $750,000 capital contribution to Share 100 on or before December 1, 2008, all of which has or will be, respectively, immediately distributed to Avantair. Avantair, as Class B member, has the rights and obligations to purchase aircraft positions nineteen and twenty and to fund payment due in connection with these aircraft. EAS has the option to purchase aircraft nineteen and twenty, which must be exercised by October 1, 2010; if exercised, EAS shall reimburse Avantair for all payments made relative to these aircraft and provide all remaining funds required. In the event that EAS does not exercise the option to purchase aircrafts nineteen and twenty by October 1, 2010, Avantair will have the right and obligation to purchase the nineteenth and twentieth aircraft.  If EAS defaults under its obligations to purchase the aircraft positions, EAS will forfeit all deposits paid for the undelivered aircraft, including the funds distributed to Avantair. Avantair will then be responsible for the rights and obligations of the remaining undelivered aircraft.  If Avantair defaults under its obligations to purchase the last two aircraft positions, any deposits paid by Avantair in connection with the undelivered Class B Aircraft will be forfeited.

As of June 30, 2008, the Company has agreed to purchase 60 additional Avanti II P-180 aircraft from Piaggio America. The total commitment is approximately $349 million to be delivered through fiscal 2013.

Litigation

From time to time the Company is party to various legal proceedings in the normal course of business involving principally commercial charter party disputes. It is expected that these claims would be covered by insurance if they involve liabilities that arise from collision, other casualty, death or personal injuries to crew, subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. At June 30, 2008, there were no legal proceedings which outside counsel anticipates would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 8 – CAPITAL LEASE TRANSACTIONS

The Company entered into a sale and leaseback agreement, dated August 11, 2006, with JMMS, LLC. Under the sale and leaseback agreement, the Company sold 100% of its interest in a core aircraft for $4.2 million and leased back 68.8% of the aircraft for a five year term. The proceeds of the sale and leaseback arrangement were used to pay down the line of credit with CNM, Inc. In March 2007, the Company amended the lease agreement to include a provision for the Company to buy back the aircraft at the expiration of the term. As a result of the amendment, the Company has accounted for the sale and leaseback transaction as a finance lease in accordance with SFAS Nos. 13 and 98, “Accounting for Leases”.

On October 10, 2007, Avantair acquired a core aircraft under a capital lease obligation with Midsouth Services, Inc.  Under the  lease agreement, Midsouth provided funding for the $4.7 million purchase of a pre-owned Piaggio P-180 aircraft and holds title to the Aircraft.  Midsouth leases the Aircraft exclusively to Avantair on a five year lease at 15% interest per annum.  The monthly lease payments for the term of the lease are $89,000.  At the end of the five year lease, Avantair shall purchase the Aircraft from Midsouth at the guaranteed residual value in the amount of approximately $2.3 million.  Avantair also has the option to purchase the Aircraft anytime during the lease term at the then current guaranteed residual value as set forth on the amortization schedule without penalty.

The capital lease obligation is comprised of the following:

2009	$1,542,000
2010	1,542,000
2011	1,542,000
2012	5,347,000
2013	2,736,693
Total minimum payments	12,709,693
Less amount representing interest	3,739,569
Present value of minimum lease payments	$8,970,124

The capital lease obligation is included in notes payable in the accompanying consolidated balance sheets.

NOTE 9 – SHORT-TERM NOTES PAYABLE

CNM, Inc.

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

Under the agreement, the Company also has agreed to provide the principal stockholder of CNM 100 hours of use of its aircraft over the three-year period. The fair value of aircraft usage of approximately $200,000 was accrued and will be amortized to interest expense over the term of the remaining debt under a method that will produce a constant periodic rate of return. In the year ended June 30, 2008, CNM used approximately 45 hours at an internal cost of $47,250.

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

Midsouth Services, Inc

On October 3, 2007, the Company entered into a floor plan agreement with Midsouth Services, Inc. (“Midsouth”) which provides for up to approximately $5.1 million of financing for aircraft to be acquired from Piaggio America, Inc, extended on a month-to-month basis from April 2008 and repaid on July 2008. Effective March 3, 2008, the Company entered into a second floor plan agreement with Midsouth that provides for up to $5.3 million of financing for aircraft to be acquired from Piaggio America, Inc. for the six month period commencing with the first delivery of aircraft under the plan. Each agreement requires a $75,000 monthly facility fee with payment of any outstanding borrowings due in full prior to taking delivery of additional aircraft. Midsouth also agreed, at the option of the Company, to provide an additional loan in the amount of $5.3 million, with terms and conditions of the additional loan substantially similar to the terms of the March 2008 loan, upon expiration of the October 3, 2007 floor plan agreement. Borrowings outstanding under these arrangements at June 30, 2008 totaled approximately $10.5 million.

Subsequently, on July 31, 2008, Avantair, Inc. (the "Company") entered into two new Floor Plan Finance Agreements (each, an “Agreement” and collectively "the Agreements"), pursuant to which MidSouth Services, Inc. has agreed to extend credit to the Company in an amount not to exceed $5,345,000 under each Agreement ($10,690,000 in total for the Agreements), for an initial term of three (3) months for each Agreement. Indebtedness under the Agreements will be used by the Company to fund the purchase of new Piaggio P-180 aircraft. The Company shall have the sole option to renew the Agreements for three (3) consecutive additional one (1) month terms at the expiration of the initial term. The effective dates of the two Agreements are July 31, 2008, and August 1, 2008, respectively.  The Company has agreed to pay to the Lender a monthly fee of $75,000 under each Agreement.

In connection with the entry into the Agreements, on July 31, 2008, the Company terminated the prior Floor Plan Finance Agreements dated March 3, 2008 and October 3, 2007 between the Company and Midsouth.

Century Bank, F.S.B.

On May 29, 2008 the Company entered into a Promissory Note (“Note”) with Century Bank, F.S.B. (“Lender”), pursuant to which Lender agreed to provide financing to the company in the amount of $5,200,000 to be used towards the purchase of a new Piaggio P-180 aircraft. The Company paid the following fees for the Note: (1) $37,500 on the effective date of the Note and (2) $75,000 on the 30th day of the each month thereafter until repayment in full of the principal amount of the Note (“Term”). The Principal amount of the Note was to be paid in full within 120 days from the Effective Date of the Note. The Company was to make partial payments to Lender in $325,000 increments upon the closing of each fractional interest and Lender shall provide partial lien releases as to the respective fractional interests sold. Additionally, the Company paid a fee of $52,000 at the time of repayment in full of the principal amount of the Note, constituting a fee a 1% of the principal amount. If repayment was made in full within 90 days after the effective date of this Note, the fee was to be reduced to $26,000, constituting a fee of 0.5% of the principal amount.

In July 2008, the Company repaid the full amount of the Promissory Note (“Note”) with Century Bank , F.S.B. (“Lender”). The Company paid the following fees for the Note: (1) $37,500 on the effective date of the Note and (2) $75,000 on the 30 th day of the each month thereafter until repayment in full of the principal amount of the Note (“Term”). Per the terms of the agreement, the Note was to be paid in full within 120 days from the Effective Date of the Note. Additionally, the Company was to also pay a fee of $52,000 at the time of repayment in full of the principal amount of the Note, constituting a fee of 1 % of the principal amount. However, as the Company repaid the note in full in July 2008 (within 90 days after the effective date of the note), the fee was reduced to 0.5% of the principal amount or $26,000.

NOTE 10 – LONG TERM NOTES PAYABLE

Long-term notes payable consists of the following as of June 30, 2008 and 2007:

	2008	2007
Wells Fargo Equipment Finance, Inc.	$3,488,042	$7,267,244
CNM, Inc.	6,968,036	7,101,969
Jet Support Services, Inc.	5,461,540	2,043,727
Bank of America	—	2,176,040
JMMS, Inc.	4,347,058	4,383,878
Century Bank, F.S.B.	2,082,804	—
Wachovia Bank	3,534,814	—
Midsouth Services, Inc	4,622,121	—
	30,504,415	22,972,858
Less current portion	(6,648,093)	(4,412,288)
Long-term debt	$23,856,322	$18,560,570

Wells Fargo Equipment Finance, Inc.

In February 2005, the Company entered into financing arrangements for the purchase of three aircraft under various notes payable with Wells Fargo Equipment Finance, Inc. In January 2008, the Company sold one of these aircraft and repaid the outstanding balance on the related note payable. The notes outstanding at June 30, 2008 in the amount of $3,488,042 are payable in monthly installments ranging from $10,644 to $38,480 with interest ranging from 5.96% to 6.12% per annum, through 2012. The notes are collateralized by the aircraft.

CNM, Inc

In August 2007, the Company and CNM, Inc. (“CNM”) executed a new note agreement which converted an outstanding note obligation of approximately $7 million into a term loan payable monthly over three years and bearing interest at 10% per annum. CNM also assumed a promissory note due to Wells Fargo Bank for $2,900,000 which was included as part of this new note agreement. CNM, Inc paid off the $2,900,000 promissory note to Wells Fargo Bank on December 7, 2007. The Company accounted for this conversion in accordance with EITF Issue No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.” No adjustments to the consolidated financial statements were necessary as a result of such modification.

Jet Support Services, Inc

On April 24, 2006, Avantair financed an aircraft maintenance program contract with Jet Support Services, Inc. (“JSSI”) in the amount of $3.4 million. The promissory note provides for seven monthly installments of $145,867 and 53 monthly installments of $45,867, respectively, including interest at 7% per year. On April 15, 2008, the Company entered into a payment arrangement with JSSI by means of a $5.5 million promissory note. The note matures on April 1, 2011 and bears interest at the rate of 10% per annum, with 35 monthly payments of principal and interest in an amount of $185,127 beginning on June 2, 2008. The note covers the balance of the aforementioned $3.4 million promissory note, other costs and fees to be paid by the Company under service agreements with JSSI and related deferred financing costs of approximately $1.0 million which will be amortized over the life of the note using the effective interest method. In connection with the parties entering into this payment arrangement and the $5.5 million promissory note, the parties terminated the airframe maintenance contract and have agreed to apply the unamortized prepayment under the airframe maintenance contract to the engine maintenance program and will amortize this amount over the remaining 37 month term of that program.

In addition, the Company entered into another payment arrangement with JSSI by means of a $525,000 promissory note dated July 31, 2008 with five monthly payments of $105,000 commencing August 1, 2008. The note constitutes payment of the purchase of airframe parts inventory by the Company from JSSI.

Bank of America, Inc.

In January 2007, the Company assumed a term loan totaling $2,290,640 from Bank of America in connection with the acquisition of the outstanding interest in Aircraft Support . The term loan provided for monthly installments of $9,550 plus interest at LIBOR plus 2% through July 1, 2011. The Company subsequently repaid the full amount of the term loan with the execution of a new note agreement with Century Bank on August 2, 2007 and is detailed below.

JMMS, Inc.

On August 11, 2006, the Company entered into a sale and leaseback agreement with JMMS, LLC. The lease transaction has been accounted for as finance lease under SFAS 13 and provides for monthly payments of $39,500 through July 11, 2011 (See Note 8).

Century Bank, F.S.B.

In August 2007, the Company and Century Bank F.S.B executed a $2.2 million note agreement for the purchase of one aircraft. The note outstanding at June 30, 2008 in the amount of $2,082,805 is payable in monthly installments of $27,175 with interest of 8.25% per annum, through July 1, 2011. The note is collateralized by the aircraft.

Wachovia Bank

On October 31, 2007, the Company entered into a financing arrangement for the purchase of one used aircraft at a total purchase price of approximately $4.5 million (inclusive of the value of a charter card of 100 hours). Financing was obtained from Wachovia through a note payable of $3.9 million. This debt will be repaid monthly over 7 years at an interest rate of the LIBOR rate plus 4.0%.

Midsouth Services, Inc

On October 10, 2007, the Company entered into a sale and leaseback agreement with Midsouth Services, Inc. The lease transaction has been accounted for as finance lease under SFAS 13 and provides for monthly payments of $39,500 through October 1, 2021 (See Note 8).

Future minimum payments on notes payable in years subsequent to June 30, 2008 are as follows:

Year Ended June 30,
2009	$6,648,093
2010	7,210,997
2011	3,536,173
2012	7,826,962
2013	4,538,018
Thereafter	744,172
$30,504,415

NOTE 11 – CAPITAL STOCK

General: Our authorized capital stock will consist of 76 million shares of all classes of capital stock, of which 75 million are shares of common stock, par value, $0.0001 per share, and 1 million are shares of preferred stock, par value of $0.0001 per share.

Units: Each unit consists of one share of common stock and two warrants, which started trading separately as of the opening of trading on March 9, 2005. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 per share.

Common Stock: The holders of shares of our common stock are entitled to one vote for each share on all matters submitted to a vote of stockholders and do not have cumulative voting rights. Subject to the preferences and rights, if any, applicable to the shares of preferred stock, the holders of the shares of common stock are entitled to receive dividends if and when declared by the Board of Directors. Subject to the prior rights of the holders, if any, of the preferred shares, the holders of our shares of common stock are entitled to share ratably in any distribution of our assets upon liquidation, dissolution or winding-up, after satisfaction of all debts and other liabilities.

As of June 30, 2008, we have outstanding 15,286,792 shares of common stock. There are 14,146,000 shares are reserved on our books and records for issuance upon the exercise of outstanding warrants and issuance of the securities underlying the outstanding unit purchase options, if exercised. In addition, 2,951,457 shares are reserved on our books and records for issuance upon the conversion of outstanding shares of Series A Preferred Stock. The remaining shares of authorized and unissued common stock will be available for future issuance without additional stockholder approval (subject to applicable securities laws and the rules of any securities market or exchange on which our common stock is quoted at the time). While the additional shares are not designed to deter or prevent a change of control, under some circumstances we could use the additional shares to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control by, for example, issuing those shares in private placements to purchasers who might side with our Board of Directors in opposing a hostile takeover bid.

Registration of shares: The Company's registration statement on Form S-1 to register 4,540,381 shares sold in connection with a private placement raising $9 million in proceeds and 346,000 warrants and 346,000 shares underlying the warrants issued in connection with the reverse merger, went effective in October 2007. Costs associated with that registration statement in the amount of $391,423 were charged to paid-in capital.

Sale of Series A Convertible Preferred Stock : On November 14, 2007, the Company entered into a Preferred Stock Purchase Agreement (the “Preferred Stock Agreement”) with certain investors. Under the Preferred Stock Agreement, the Company agreed to issue 152,000 shares of its newly-created Series A Convertible Preferred Stock to the Investors for an aggregate purchase price of $15.2 million, which was received in two tranches of $11.2 million and $4 million on November 14, 2007 and December 5, 2007, respectively. The proceeds were used predominantly to fund business operations and to acquire fractional shares in two aircraft delivered on December 28, 2007. The Series A Convertible Preferred Stock will not be registered under the Securities Act of 1933, but the Investors will have registration rights (including an obligation by the Company to have a “shelf” registration statement declared effective with the Securities and Exchange Commission within nine months of the issuance of the shares of Series A Convertible Preferred Stock) with respect to shares of Common Stock issuable upon conversion of the shares of Series A Convertible Preferred Stock (“Conversion Shares”). The Investors will be subject to restrictions on the number of Conversion Shares they may sell in the open market within six months and one year of such issuance. The terms of the Series A Convertible Preferred Stock are set forth in a Certificate of Designations filed November 14, 2007 with the State of Delaware. Pursuant to such Certificate of Designations, the shares of Series A Convertible Preferred Stock (a) will rank senior to all currently outstanding classes of stock of the Company with respect to liquidation and dividends, (b) will be entitled to receive a cash dividend at the annual rate of 9.0%, payable quarterly (with such rate being subject to increase up to a maximum of 12% if such dividends are not timely paid), (c) will be convertible into shares of the Company’s common stock at any time at the option of the Investors based on a conversion price of $5.15 per share (subject to adjustment), (d) may be redeemed by the Company following the seventh anniversary of the issuance of the shares of Series A Convertible Preferred Stock, (e) may be redeemed by the Company in connection with certain change of control or acquisition transactions at a price per share equal to the sum of 105% of the Series A Issue Price and any accrued dividends, (f) will be redeemed by the Company following the ninth anniversary of the issuance of the shares of Series A Convertible Preferred Stock, upon receipt of the written consent of the holders of a majority of the then outstanding shares of Series A Convertible Preferred Stock at a price per share equal to the sum of 100% of the Series A Issue Price and any accrued dividends (g) will vote on an as-converted basis with the Company’s Common Stock and (h) will have a separate vote over certain material transactions or changes which the Company may wish to effect. The Company paid its investment adviser 5% of the cash raised on this preferred financing.

NOTE 12 – STOCK-BASED COMPENSATION

Stock Options

The Company issues stock-based compensation to its officers, directors, employees and consultants under its 2006 Long Term Incentive Plan (the “Plan”). There are 1,500,000 shares authorized under the Plan. The term of stock options granted are determined by the Compensation Committee not to exceed 10 years. Additionally, the term of the stock grants is limited to five years if the grantee owns in excess of 10% of the stock of the Company at the time of the grant. The vesting provisions of individual options may vary but in each case will generally provide for vesting of at least 33% per year of the total number of shares subject to the option. The exercise price and other terms and conditions of stock options will be determined by the Compensation Committee at the time of grant. The exercise price per share may not be less than 100 percent of the fair market value of a share of the Company’s common stock on the date of the grant.

Upon adoption of the Plan in February 2007, the Company granted 150,000 stock options to certain non-employee members of the board of directors which resulted in $151,339 and $44,946 of stock-based compensation expense during the years ended June 30, 2008 and 2007, respectively, included in general and administrative expenses on the accompanying consolidated statement of operations. All options granted under the Plan are accounted for in accordance with SFAS 123R.

A summary of options activity for the year ended June 30, 2008 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options Outstanding as of July 1, 2007	150,000	$5.34	$1.94
Granted	—	—	—
Exercised	—	—	—
Forfeited and Expired	—	—	—
Options Outstanding, June 30, 2008	150,000	$5.34	$1.94
Expected to vest, June 30, 2008	135,000	$5.34	$1.94
Exercisable, June 30, 2008	50,000	$5.34	$1.94

	Stock Options Outstanding				Stock Options Exercisable
Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 5.34	150,000	8.25	$5.34	$—	—	—	$—	$—

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

As of June 30, 2008, there was $239,684 of total deferred compensation cost related to options issued to non-employee board members that will be recognized in expense over the remaining vesting period of 1.67 years.

Restricted Shares

The Company expenses restricted shares granted in accordance with the provisions of SFAS 123(R). The fair value of the restricted shares issued is amortized on a straight-line basis over the vesting period of three years. The expense associated with the awarding of restricted shares for the years ended June 30, 2008 and 2007 is $333,478 and $32,942, respectively, which is included in general and administrative expense on the accompanying consolidated statement of operations. As of June 30, 2008, $446,076 of deferred compensation cost related to restricted stock will be charged to operations over the next three years.

The following table summarizes information concerning restricted shares:

	Nonvested Restricted Shares	Weighted Average Fair Value
Balance at June 30, 2007	214,000	$4.90
Granted	37,500	2.61
Forfeited/cancelled	(50,666)	4.90
Balance at June 30, 2008	200,834

NOTE 13 – WARRANTS

We currently have warrants outstanding to purchase 14,146,000 shares of our common stock, which entitle the registered holder to purchase one share of our common stock at a price of $5.00 per share. The warrants will expire on February 23, 2009, at 5:00 p.m., Eastern Standard time. We may call the warrants for redemption in whole and not in part, at a price of $.01 per warrant at any time after the warrants become exercisable, upon not less than 30 days’ prior written notice of redemption to each warrant holder, if, and only if, the last reported sale price of the common stock equals or exceeds $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to warrant holders.

The warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and Avantair, Inc.

The exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or Avantair’s recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of common stock at a price below their respective exercise prices.

The warrants may be exercised upon surrender of the warrant certificate on or prior to the expiration date at the offices of the warrant agent, with the exercise form on the reverse side of the warrant certificate completed and executed as indicated, accompanied by full payment of the exercise price, by certified check payable to Avantair, for the number of warrants being exercised. The warrant holders do not have the rights or privileges of holders of common stock or any voting rights until they exercise their warrants and receive shares of common stock. After the issuance of shares of common stock upon exercise of the warrants, each holder will be entitled to one vote for each share held of record on all matters to be voted on by stockholders.

No warrants will be exercisable unless at the time of exercise a prospectus relating to common stock issuable upon exercise of the warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, we have agreed to meet these conditions and use our best efforts to maintain a current prospectus relating to common stock issuable upon exercise of the warrants until the expiration of the warrants. On November 2, 2006, we entered into a Warrant Clarification Agreement, dated as of February 24, 2005, with Continental Stock Transfer & Trust Company, as Warrant Agent, to clarify the terms of the warrant agreement. The Warrant Clarification Agreement clarified, consistent with the terms of the warrant agreement and the disclosure contained in our prospectus, that if the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, we will not be required to net cash settle or cash settle the warrant exercise, the warrants may have no value, the market for the warrants may be limited and the warrants may expire worthless. As discussed above, the foregoing clarification was based on the disclosure set forth in the warrant agreement and the final prospectus. Such clarification is entirely consistent with the terms of the warrant agreement and the disclosure contained in our prospectus.

On June 17, 2008, the Company filed with the Securities and Exchange Commission a post-effective amendment on Form S-3 to the Company’s Registration Statement on Form S-1 (No. 333-121028). Upon effectiveness of the amendment, the registration statement will be available for the issuance of shares of common stock upon exercise of the Company’s outstanding publically traded warrants. The Company also approved a warrant retirement program, pursuant to which it will offer the holders of its 13,800,000 publically traded warrants the opportunity to exercise those warrants on amended terms for a limited time. The Company is modifying the 13,800,000 warrants to reduce the per-share exercise price from $5.00 to $3.00. In addition, for each warrant exercised by a holder at the reduced exercise price, the holder will have the option to engage in a cashless exercise by exchanging ten additional warrants for one additional share of common stock. Warrants tendered for cashless exercise may only be tendered in groups of ten and no fractional shares will be issued for odd lots of nine or less. The Company has filed a Tender Offer Statement on Schedule TO and related materials as a pre-commencement communication. The Tender Offer has not commenced and the Company and its agents are not currently accepting tenders at this time. The Company will issue a press release announcing the commencement of the tender offer once it has begun.

No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round up to the nearest whole number the number of shares of common stock to be issued to the warrant holder.

No changes have been made to our warrant position in fiscal year 2008.

NOTE 14 – RETIREMENT PLAN

Defined Contribution Plan

The Company has a 401(k) Profit Sharing Plan (the “401(k) Plan”) available for substantially all employees. Employees may contribute up to the annual Internal Revenue Service dollar limit. Company contributions to the 401(k) Plan are at the discretion of the Company. The Company has not made any discretionary profit sharing employer contributions to the 401(k) Plan to date.

NOTE 15 – SUBSEQUENT EVENTS

In July 2008, the Company repaid the full amount of the $5.2 million Promissory Note (“Note”) with Century Bank, F.S.B., as discussed in Note 9.

On July 31, 2008, Avantair, Inc. entered into two new Floor Plan Finance Agreements (each, an “Agreement” and collectively "the Agreements"), pursuant to which MidSouth Services, Inc. has agreed to extend credit to the Company in an amount not to exceed $5,345,000 under each Agreement ($10,690,000 in total for the Agreements), for an initial term of three (3) months for each Agreement. Indebtedness under the Agreements will be used by the Company to fund the purchase of new Piaggio P-180 aircraft. The Company shall have the sole option to renew the Agreements for three (3) consecutive additional one (1) month terms at the expiration of the initial term. The effective dates of the two Agreements are July 31, 2008, and August 1, 2008, respectively.  The Company has agreed to pay a monthly fee of $75,000 under each Agreement.

In connection with the entry into the Agreements, on July 31, 2008, the Company terminated the prior Floor Plan Finance Agreement dated March 3, 2008 between the Company and Midsouth.

On July 31, 2008, the Company entered a $525,000 promissory note arrangement with JSSI for the purchase of airframe parts. The note is payable in five monthly installments of $105,000 commencing August 1, 2008.

Effective August 1, 2008, Avantair, Inc. entered into Lease Agreement (“Lease”) and Operating Agreement for Fueling Service (“Fueling Agreement”) between Essex County Improvement Authority (“ECIA”) and the Company. The Lease provides the Company with a hangar located at Essex County Airport that is approximately 17,752 square feet, which includes hanger space, shop space and office space. The Lease will be month to month until it is approved by the Essex County Board of Chosen Freeholder, and once the Lease is approved, ECIA and the Company shall enter into a ten (10) year lease term. The annual rent for the Lease is $230,776, payable in monthly installments of $19,231. The annual rent shall be adjusted on the first day of each new year of the ten (10) year lease term by adding the product of the current annual rent multiplied by the percentage change of the CPI index for the preceding 12 months. The Fueling Agreement shall be in force and effect while the Company is in lawful possession of the property pursuant to the Lease, but it shall not extend beyond the term of the Lease. The Lease and the Fueling Agreement will allow the Company to operate a full service FBO at Essex County Airport.

On August 4, 2008, the Company terminated the month- to- month lease agreement for the principal property located at 155 Passaic Avenue, Fourth Floor, Fairfield, New Jersey, which offered 100 square feet of office space.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of October 2, 2006 between Ardent Acquisition Corporation and the Stockholders of Avantair, Inc. (1)

2.2	Letter Agreement, entered into as of October 2, 2006 between Avantair, Inc., certain equity investors and Ardent Acquisition Corporation. (1)

2.3	Amendment to Stock Purchase Agreement, dated as of December 15, 2006 between Ardent Acquisition Corporation and the Stockholders of Avantair, Inc. (2)

3.1	Amended and Restated Certificate of Incorporation. (3)

3.2	Amended and Restated By-laws. (4)

4.1	Specimen Unit Certificate. (5)

4.2	Specimen Common Stock Certificate. (5)

4.3	Specimen Warrant Certificate. (5)

4.4	Form of Unit Purchase Option to be granted to Representative. (5)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (5)

4.6	2006 Long –Term Incentive Plan. (6)*

10.1	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Barry J. Gordon. (5)

10.2	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Marc H. Klee. (5)

10.3	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Harvey Granat. (5)

10.4	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Robert Brill. (5)

10.5	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Arthur G. Goldberg. (5)

10.6	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Philip Goodman. (5)

10.7	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Alan J. Loewenstein. (5)

10.8	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Robert Sroka. (5)

10.9	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (5)

10.10	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. (5)

10.11	Form of Letter Agreement between American Fun Advisors, Inc. and Registrant regarding admin. support. (5)

10.12	Promissory Note, dated October 31, 2004, in the principal amount of $70,000 issued to Barry J. Gordon. (5)

10.13	Registration Rights Agreement among the Registrant and the Initial Stockholders. (5)

10.14	Form of Warrant Purchase Agreement among EarlyBirdCapital, Inc. and each of the Initial Stockholders. (5)

10.15	Investors Rights Agreement, entered into as of October 2, 2006, between Avantair, Inc. and certain equity investors. (1)

10.16	Loan Agreement, entered into as of October 2, 2006 by and among Avantair, Inc., CNM, Inc. and Ardent Acquisition Corporation. (1)

10.17	Amended and Restated Promissory Note, dated June 1, 2007, made by Avantair, Inc. to CNM, Inc. (4)

14.1	Code of Conduct and Professional Ethics for directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. (7)

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350

99.1	Charter for the Audit Committee of the Board. (8)

99.2	Charter for the Corporate Governance and Nominating Committee of the Board. (9)

99.3	Charter for the Compensation Committee of the Board.(8)

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 4, 2006.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2006.
(3)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Securities and Exchange commission on March 15, 2007.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-142312).
(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-121028).
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 23, 2007.
(7)
Re-filed to reflect the final versions of the documents as adopted by the Registrant's Board of Directors. Since adoption, the accurate version of each document has been publicly available on the Registrant's website.

(8)	Re-filed to reflect the revised versions of the documents as adopted by the Registrant's Board of Directors on September 18, 2008.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 6, 2007.

*	Management contract or compensatory plan or arrangement.