Form 10-Q
period 2008-09-30
Avantair, Inc
filed 2008-11-13
CIK 1303849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐     Accelerated Filer  ☐
Non-Accelerated Filer ☐   Smaller Reporting Company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No☑

As of November 13, 2008, there were 15,297,621 shares of the Company’s common stock, $.0001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	September 30,	June 30,
	2008	2008
	(Unaudited)	(Note 2)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,217,851	$19,149,777

Accounts receivable, net of allowance for doubtful accounts of $213,487 at September 30, 2008 and June 30, 2008	10,599,869	5,692,809
Inventory	198,060	252,407
Current portion of aircraft costs related to fractional share sales	40,377,987	40,417,203
Current portion of notes receivable	1,498,103	832,107
Prepaid expenses and other current assets	2,026,430	2,173,992

Total current assets	62,918,300	68,518,295

AIRCRAFT COSTS RELATED TO FRACTIONAL SHARE SALES - net of current portion	81,904,559	92,383,071

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation and amortization of $10,329,062 at September 30, 2008 and $8,989,277 at June 30, 2008	24,856,859	25,663,264

OTHER ASSETS
Cash - restricted	2,834,890	2,826,290
Deposits on aircraft	9,607,773	8,679,277
Deferred maintenance agreement on aircraft engines	2,027,203	2,228,509
Notes receivable-net of current portion	258,207	1,008,223
Goodwill	1,141,159	1,141,159
Other assets	1,980,461	2,029,367

Total other assets	17,849,693	17,912,825

Total assets	$187,529,411	$204,477,455

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2008	2008
	(Unaudited)	(Note 2)
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$5,274,440	$4,718,355
Accrued liabilities	3,566,068	5,528,472
Customer deposits	506,481	1,905,682
Short-term notes payable	10,810,705	15,775,260
Current portion of long-term notes payable	7,165,558	6,648,093
Current portion of deferred revenue related to fractional aircraft share sales	48,789,487	47,778,900
Unearned management fee and charter card revenues	15,956,963	16,316,044

Total current liabilities	92,069,702	98,670,806

Long-term notes payable, net of current portion	21,734,489	23,856,322
Deferred revenue related to fractional aircraft share sales, net of current portion	91,948,781	96,525,785
Other liabilities	2,682,462	2,636,730

Total long-term liabilities	116,365,732	123,018,837

Total liabilities	208,435,434	221,689,643

COMMITMENTS AND CONTINGENCIES
Series A convertible preferred stock $.0001 par value, authorized 300,000 shares; 152,000 shares issued and outstanding	14,461,743	14,439,358

STOCKHOLDERS' DEFICIT
Perferred stock, $.0001 par value, authorized 700,000 shares; none issued	-	-
Common stock, Class A, $.0001 par value, 75,000,000 shares authorized, 15,297,621 shares issued and outstanding at September 30, 2008 and 15,286,792 shares issued and outstanding at June 30, 2008	1,530	1,529
Additional paid-in capital	44,933,905	45,314,393
Accumulated deficit	(80,303,201)	(76,967,468)

Total stockholders' deficit	(35,367,766)	(31,651,546)

Total liabilities and stockholders' deficit	$187,529,411	$204,477,455

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
Revenues
Fractional aircraft sold	$12,493,716	$9,803,793
Maintenance and management fees	17,077,139	12,974,596
Charter card and demonstration revenue	2,366,224	2,103,382
FBO and other revenues	739,382	772,728

Total revenue	32,676,461	25,654,499

Operating expenses
Cost of fractional aircraft shares sold	10,605,023	8,047,427
Cost of flight operations	11,810,384	12,097,515
Cost of fuel	4,512,406	3,691,420
General and administrative expenses	5,660,787	4,533,056
Selling expenses	907,751	1,023,856
Depreciation and amortization	1,082,265	761,439
Total operating expenses	34,578,616	30,154,713

Loss from operations	(1,902,155)	(4,500,214)

Other income (expenses)
Other income	1,200	-
Interest income	24,703	192,722
Interest expense	(1,459,481)	(485,206)
Total other expenses	(1,433,578)	(292,484)

Net loss	(3,335,733)	(4,792,698)

Preferred stock dividend and accretion of expenses	(391,513)	-
Net loss attributable to common stockholders	$(3,727,246)	$(4,792,698)

Loss per common share:
Basic and diluted	$(0.24)	$(0.31)

Weighted- average common shares outstanding:
Basic and diluted	15,287,694	15,220,817

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
Three Months Ended September 30, 2008
(Unaudited)
	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at June 30, 2008	15,286,792	$1,529	-	$-	$45,314,393	$(76,967,468)	$(31,651,546)

Expenses associated with registration of shares					(84,682)		(84,682)

Stock-based compensation					95,708		95,708

Dividend on Series A convertible preferred stock and accretion of issuance costs					(391,513)		(391,513)

Issuance of shares in connection with vested restricted stock	10,829	1			(1)		-

Net loss						(3,335,733)	(3,335,733)

Balance at September 30, 2008	15,297,621	$1,530	-	$-	$44,933,905	$(80,303,201)	$(35,367,766)

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended September 30, 2008 and 2007
(Unaudited)
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(3,335,733)	$(4,792,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,082,265	761,439
Stock-based compensation	95,708	115,355

Changes in operating assets and liabilities:
Accounts receivable	(4,907,060)	134,494
Inventory	54,347	29,016
Deposits on aircraft	(928,496)	(2,064,707)
Deferred maintenance agreement on aircraft engines	201,306	196,402
Prepaid expenses and other current assets	147,562	(142,173)
Notes receivable	84,020	213,589
Aircraft costs related to fractional shares	10,517,728	(8,786,686)
Other assets	48,906	(51,360)
Accounts payable	556,085	3,025,989
Accrued liabilities	(2,331,532)	(926,667)
Unearned management fees and charter card revenue	(359,081)	(283,876)
Cash-restricted	(8,600)	377,778
Customer deposits	(1,399,201)	324,250
Other liabilities	45,732	85,110
Deferred revenue related to fractional aircraft share sales	(3,566,417)	4,373,708
Net cash used in operating activities	(4,002,461)	(7,411,037)

INVESTING ACTIVITIES:
Capital expenditures	(275,860)	(1,051,364)
Net cash used in investing activities	(275,860)	(1,051,364)

FINANCING ACTIVITIES:
Borrowings under long-term notes payable	-	2,200,000
Borrowings under short term notes payable	525,000	-
Principal payments on long-term notes payable	(1,604,368)	(2,861,842)
Principal payments on short-term notes payable	(5,489,555)	-
Cost of stock redemption/registration	(84,682)	(258,146)
Net cash used in financing activities	(6,653,605)	(919,988)

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
Net decrease in cash and cash equivalents	$(10,931,926)	$(9,382,389)
Cash and cash equivalents, beginning of the period	19,149,777	12,577,468
Cash and cash equivalents, end of the period	$8,217,851	$3,195,079

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid (net of amounts capitalized)	$1,142,147	$201,568

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Accretion of Series A convertible preferred stock	$22,385	$652,325
Dividends payable on Series A convertible preferred stock	$369,128	$-

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 - BUSINESS OPERATIONS

General

Avantair, Inc. (formerly known as Ardent Acquisition Corporation) (“Avantair” or the “Company”), was organized on September 14, 2004 as a blank check company whose objective was to acquire an operating business.

On October 2, 2006, the Company signed a definitive stock purchase agreement with Avantair Inc. (“Old Avantair”). The agreement, as amended on December 15, 2006, provided for Avantair to issue 6,684,822 shares of common stock to the stockholders of Old Avantair in exchange for all of the issued and outstanding shares of Old Avantair (the “Share Exchange” or “Reverse Merger”). On February 22, 2007, the stockholders of Avantair voted in favor of the Reverse Merger. On February 22, 2007, upon the closing of the reverse acquisition of Ardent Acquisition Corp., the Company received approximately $36.3 million. For further details on this reverse acquisition, refer to the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Avantair is engaged in the sale and management of fractional ownerships of professionally piloted aircraft for personal and business use. As of September 30, 2008, Avantair operated 49 aircraft (which includes 5 core aircraft), with 60 additional Piaggio aircraft on order. Avantair operates fixed flight based operations (FBO) in Camarillo, California and effective August 1, 2008, in Caldwell, New Jersey. The Company also provides aircraft maintenance, concierge and other services to customers and services to the Avantair fleet from hangars and office locations in Clearwater, Florida, Camarillo, California and Caldwell, New Jersey.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Reporting

The accompanying unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and the interim condensed financial statement rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements included all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial statements. The interim condensed operating results are not necessarily indicative of the results for a ful1 year or any interim period. The June 30, 2008 consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

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

 The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the successful recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. As of September 30, 2008, the Company’s recurring losses resulted in an accumulated deficit of approximately $80 million and a working capital deficiency of approximately $29 million. To achieve profitable income from operations before depreciation and amortization on a sustainable basis, management currently estimates that the Company will need to have 45 fully fractionalized aircraft. At September 30, 2008, the Company had 42.4 fractionalized aircraft. Therefore, Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and aircraft under management. The Company believes income from operations before depreciation and amortization is useful to investors as it excludes non-cash expenses that do not directly relate to the operation of fractionalized aircraft. This measure is a supplement to accounting principles generally accepted in the United States of America (“GAAP”) used to prepare the Company’s condensed consolidated financial statements and should not be viewed as a substitute for GAAP measures. In addition, the Company’s non-GAAP measure may not be comparable to non-GAAP measures of other companies. Income from operations according to GAAP would include depreciation and amortization expense, estimated to be approximately $360,000 per month at the time of fully fractionalizing the 45 th aircraft. In connection with future financing of growth, the Company may obtain additional funds through equity financing, including the sale of additional shares of common stock, assets sales, accelerated payments of maintenance and management fees, debt financing, or a combination thereof. The Company believes that its capital on hand, as may be augmented by these means to fund future growth, is sufficient to continue operations for the foreseeable future.

Use of Estimates

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

Fractional Aircraft Shares

The Company does not have objective evidence to determine the fair value and allocate fractional share revenue from that generated from the management and maintenance agreement, and, as a result, has adopted the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” to account for the sale of fractional shares of aircraft. Accordingly, as the sales of the fractional shares cannot be separated from the underlying maintenance and management agreement, fractional share sale revenue is recognized ratably over the five-year life of the maintenance and management agreement. The period in which revenue is recognized will be evaluated on a periodic basis. Factors that impact management’s assessment of the most appropriate period of revenue recognition will include, but not be limited to, customer turnover, terms and conditions of the related fractional share sale, maintenance arrangements as well as any other factor that could impact revenue.

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

Charter Card and Demonstration Revenue

Charter Card revenue. The Company sells access to its aircraft fleet through either a 15 or 25 hour time card for flight time without the requirement to purchase an ownership share in an aircraft. The card holder pays the Company the entire amount in advance of access to the aircraft fleet. The Company defers the entire amount paid and recognizes revenue on an incremental basis as aircraft hours are flown.

Demonstration revenue. The Company charges prospective new aircraft share owners on an hourly basis for each hour the prospective share owners are flown to demonstrate the quality and capabilities of the aircraft. The Company recognizes revenue related to these demonstration flights when the flight is completed.

Prepaid Pilot Training

The costs related to the training of pilots as required by Federal Aeronautic Regulations are capitalized and amortized over the twelve month certification period. These costs were expensed in prior years. This change did not have a material impact on the Company’s financial position or results of operation.

FBO and Other Revenue

FBO and other revenue are comprised primarily of revenue from the sale of fuel at the Company’s FBO facilities and rental of hangar space at the Company’s operating locations. This revenue is recorded when goods are delivered or services have been rendered.

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

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets to the amounts expected to be realized.

Stock-Based Compensation

The Company has one stock-based compensation plan, the 2006 Long Term Incentive Plan, which is shareholder approved, for employees, certain non-employees and non-employee directors. Stock-based awards under this plan may consist of common stock, common stock units, stock options, cash-settled or stock-settled stock appreciation rights, restricted stock and other stock-based awards. The Company issues common stock to satisfy stock option exercises or vesting of stock awards.

The Company accounts for share-based compensation to employees and directors in accordance with SFAS 123(R) “Share-Based Payment,” which requires the recognition of compensation expense for employee stock options and other share-based payments. Under SFAS 123(R), expense related to employee stock options and other share-based payments is recognized over the relevant service period based on the fair value of each stock option grant. In addition, the Company recognizes in its income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. Compensation expense for equity-based awards is recognized over the requisite service period, usually the vesting period, while compensation expense for liability-based awards (those usually settled in cash rather than stock) is measured to fair-value at each balance sheet date until the award is settled.

Stock-based compensation expense related to these plans, which is included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations, was $95,708 and $115,355 for the three months ended September 30, 2008 and 2007, respectively. There were no related income tax benefits recognized in the accompanying Condensed Consolidated Statements of Operations for the three months ended September 30, 2008 or for the comparable 2007 period. The Company made no stock option or restricted stock grants during the three months ended September 30, 2008. As of September 30, 2008, the Company had 200,834 shares of restricted stock and 150,000 stock options outstanding. The Company did not issue warrants during the three months ended September 30, 2008.

Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options and warrants is antidilutive due to the losses incurred by the Company, they have been excluded from the Company’s computation of net loss per share for all years presented. A total of 14,496,834 of potentially dilutive securities were excluded from the calculation of diluted loss per share for the three months ended September 30, 2008 and were comprised of 14,146,000 warrants to purchase one share of the Company’s common stock, 200,834 shares of restricted stock and 150,000 outstanding options. The total number of potentially dilutive securities excluded from the calculation of diluted loss per share for the three months ended September 30, 2007 was 14,510,000 which were comprised of 14,146,000 warrants to purchase one share of the Company’s common stock, 214,000 shares of restricted stock and 150,000 outstanding options.

Fair Value Measurements

Effective July 1, 2008, the Company adopted the provisions of SFAS No. 157 (SFAS 157), “Fair Value Measurements” and SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FASB Statement No. 115”. SFAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. During the three months ended September 30, 2008, the Company has elected not to use the fair value option permitted under SFAS 159 for any of its financial assets and financial liabilities that are not already recorded at fair value.

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts. The Company also considers the EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” which provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS 133. The Company evaluates the conversion feature embedded in its Series A Convertible Preferred Stock at each reporting period based on the criteria of SFAS 133 and EITF 00-19 to determine whether the conversion feature would be required to be bifurcated from the Preferred Stock and accounted for separately as a derivative.  Based on management’s evaluation, the embedded conversion feature did not require bifurcation and derivative accounting as of September 30, 2008.

Reclassifications

Certain balances for the three months ended September 30, 2007 were reclassified to conform to classifications adopted in the current year.

Recently Issued Pronouncements

In December 2007, Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141 (revised 2007), "Business Combinations" (“SFAS 141”). SFAS 141 requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 141 also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies. SFAS 141 applies prospectively to business combinations and is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting the presentation and disclosure provisions of SFAS 141 on its financial condition, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements" (“SFAS 160”). SFAS 160 requires that a non-controlling interest in a subsidiary be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the non-controlling interest with disclosure of both amounts on the consolidated statement of income. The presentation provisions of SFAS 160 are to be applied retrospectively, and SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting the presentation and disclosure provisions of SFAS 160 on its financial condition, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. The Company will be required to provide enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, and its related interpretations, and (c) how derivative instruments and related hedged items affect the Company's financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the requirements of SFAS 161 and its impact on its financial condition, results of operations and cash flows. However, the adoption of SFAS 161 is not expected to have an impact on the Company’s financial position, results of operations or cash flows as the pronouncement addresses disclosure requirements only.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets.”  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008.  The Company is currently evaluating the impact that FSP 142-3 will have on its financial condition, results of operations and cash flows.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” as defined in EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”, and therefore should be included in computing earnings per share using the two-class method. According to FSP EITF 03-6-1, a share-based payment award is a participating security when the award includes nonforfeitable rights to dividends or dividend equivalents. The rights result in a noncontingent transfer of value each time an entity declares a dividend or dividend equivalent during the award’s vesting period. However, the award would not be considered a participating security if the holder forfeits the right to receive dividends or dividend equivalents in the event that the award does not vest. FSP EITF 03-6-1 is effective for financial statements issued in fiscal years beginning after December 15, 2008, and interim periods within those years. When adopted, its requirements are applied by recasting previously reported EPS. The Company is currently evaluating the requirements of FSP EITF 03-6-1 and its impact on its financial condition, results of operations and cash flows.

No other pronouncements have been recently issued that Avantair believes will have a material impact on Avantair’s financial position and results of operations.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company conducts a major part of its operations from leased facilities, which include aircraft hangars and administrative offices. The 15 year hangar lease in Clearwater, Florida expiring in 2020 is classified as an operating lease. The lease provided for rent allocation credits for the first three years. These credits have been netted in rental expense on a straight line basis over the term of the lease. The Company also has a 15 year lease for its fixed based operation in Camarillo, California, expiring in 2021, which is classified as an operating lease.

Most of the operating leases contain an option to renew at the then fair rental value for periods of five to ten years. These options enable the Company to retain use of facilities in desirable operating areas.

Effective August 1, 2008, Avantair, Inc. entered into a Lease Agreement (“Lease”) and Operating Agreement for Fueling Service (“Fueling Agreement”) between Essex County Improvement Authority (“ECIA”) and the Company. The Lease provides the Company with a hangar located at the Essex County Airport in Caldwell, New Jersey that is approximately 17,752 square feet, which includes hanger space, shop space and office space. The Lease will be month to month until it is approved by the Essex County Board of Chosen Freeholders, and once the Lease is approved, ECIA and the Company shall enter into a ten year lease term. The annual rent for the Lease is $230,776, payable in monthly installments of $19,231. The annual rent shall be adjusted on the first day of each new year of the ten year lease term by adding the product of the current annual rent multiplied by the percentage change of the CPI index not to exceed 4% for the preceding 12 months. The Fueling Agreement shall be in force and effect while the Company is in lawful possession of the property pursuant to the Lease, but it shall not extend beyond the term of the Lease. The Lease and the Fueling Agreement will allow the Company to operate a full service FBO at Essex County Airport.

Effective August 4, 2008, the Company terminated the month- to- month lease agreement for the principal property located at 155 Passaic Avenue, Fourth Floor, Fairfield, New Jersey, which offered 100 square feet of office space.

In addition, the Company leases transportation equipment and data processing equipment under operating leases expiring during the next three years.

Purchase Commitments

On June 20, 2008, Avantair assigned its rights and obligations to purchase twenty Embraer Phenom 100 aircraft positions to Share 100 Holding Co., LLC, a wholly-owned subsidiary of Avantair. On the same date, Avantair entered into a membership interest purchase agreement with Executive Air Shares Corporation (“EAS”), in which EAS purchased the Class A membership of Share 100 and Avantair retained the Class B membership. EAS, as Class A member, has the rights and obligations to purchase the Phenom 100 aircraft with positions one through eighteen and to fund payment due in connection with these aircraft. EAS paid Share 100 approximately $2.47 million in connection with these transactions and will make an additional $750,000 capital contribution to Share 100 on or before December 1, 2008, all of which has or will be, respectively, immediately distributed to Avantair. Avantair, as Class B member, has the rights and obligations to purchase aircraft positions nineteen and twenty and to fund payment due in connection with these aircraft. EAS has the option to purchase aircraft nineteen and twenty, which must be exercised by October 1, 2010; if exercised, EAS shall reimburse Avantair for all payments made relative to these aircraft and provide all remaining funds required. In the event that EAS does not exercise the option to purchase aircrafts nineteen and twenty by October 1, 2010, Avantair will have the right and obligation to purchase the nineteenth and twentieth aircraft.  If EAS defaults under its obligations to purchase the aircraft positions, EAS will forfeit all deposits paid for the undelivered aircraft, including the funds distributed to Avantair. Avantair will then be responsible for the rights and obligations of the remaining undelivered aircraft.  If Avantair defaults under its obligations to purchase the last two aircraft positions, any deposits paid by Avantair in connection with the undelivered Class B Aircraft will be forfeited.

As of September 30, 2008, the Company has agreed to purchase 60 additional Avanti II P-180 aircraft from Piaggio America. The total commitment is approximately $349 million to be delivered through fiscal 2013.

From time to time, the Company may lease aircraft that require purchase commitments. Please see “Financing Commitments” below .

Financing Commitments- Short-term notes payable

CNM, Inc.

On October 2, 2006, the Company and CNM, Inc. (“CNM”) and its principal stockholders entered into a revolving credit agreement (the “Agreement”) that provides for the Company to borrow $7,600,000 from CNM. This borrowing was conditional on the execution of a definitive stock purchase agreement with a public company, which occurred on October 2, 2006. The parties also agreed that upon the completion of the stock purchase agreement and approval of the proposed acquisition by the public company shareholders, the Company would repay a minimum of $19,000,000 of the borrowings under the revolving credit agreement. Per the terms of the Agreement, upon the completion of the Reverse Merger, the Company repaid approximately $19,000,000 of the borrowings under the revolving credit agreement with CNM.

In addition, upon the execution of the stock purchase agreement, the outstanding balance after repayment of the $19,000,000, which may be no more than $10,000,000, was to be converted into a term loan payable quarterly over three years and bear interest at 10% per annum. The borrowings under the arrangement were to be collateralized by a first priority lien and security interest in all of the Company’s assets.

Under the agreement, the Company also has agreed to provide the principal stockholder of CNM 100 hours of use of its aircraft over the three-year period. The fair value of aircraft usage of approximately $200,000 was accrued and will be amortized to interest expense over the term of the remaining debt under a method that will produce a constant periodic rate of return. In the fiscal quarter ended September 30, 2008, CNM used approximately 11 hours at an internal cost of $11,550.

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

Midsouth Services, Inc.

On October 3, 2007, the Company entered into a floor plan agreement with Midsouth Services, Inc. (“Midsouth”) which provides for up to approximately $5.1 million of financing for aircraft to be acquired from Piaggio America, Inc., extended on a month-to-month basis from April 2008 and repaid in July 2008. Effective March 3, 2008, the Company entered into a second floor plan agreement with Midsouth that provides for up to $5.3 million of financing for aircraft to be acquired from Piaggio America, Inc. for the six month period commencing with the first delivery of aircraft under the plan. Each agreement requires a $75,000 monthly facility fee with payment of any outstanding borrowings due in full prior to taking delivery of additional aircraft. Midsouth also agreed, at the option of the Company, to provide an additional loan in the amount of $5.3 million, with terms and conditions of the additional loan substantially similar to the terms of the March 2008 loan, upon expiration of the October 3, 2007 floor plan agreement.

In addition, on July 31, 2008, Avantair, Inc. (the "Company") entered into two new Floor Plan Finance Agreements (each, an “Agreement” and collectively "the Agreements"), pursuant to which MidSouth Services, Inc. has agreed to extend credit to the Company in an amount not to exceed $5,345,000 under each Agreement ($10,690,000 in total for the Agreements), for an initial term of three months for each Agreement. Indebtedness under the Agreements will be used by the Company to fund the purchase of new Piaggio P-180 aircraft. The Company shall have the sole option to renew the Agreements for three consecutive additional one month terms at the expiration of the initial term. The effective dates of the two Agreements are July 31, 2008, and August 1, 2008, respectively.  The Company has agreed to pay to the Lender a monthly facility fee of $75,000 under each Agreement. Borrowings outstanding under these arrangements at September 30, 2008 totaled approximately $10.5 million.

In connection with the entry into the Agreements, on July 31, 2008, the Company terminated the prior Floor Plan Finance Agreements dated March 3, 2008 and October 3, 2007 between the Company and Midsouth.

Century Bank, F.S.B.

On May 29, 2008 the Company entered into a Promissory Note (“Note”) with Century Bank, F.S.B. (“Lender”), pursuant to which Lender agreed to provide financing to the company in the amount of $5,200,000 to be used towards the purchase of a new Piaggio P-180 aircraft. The Company paid the following fees for the Note: (1) $37,500 on the effective date of the Note and (2) $75,000 on the 30th day of the each month thereafter until repayment in full of the principal amount of the Note (“Term”). The Principal amount of the Note was to be paid in full within 120 days from the effective date of the Note. The Company was to make partial payments to Lender in $325,000 increments upon the closing of each fractional interest and Lender was to provide partial lien releases as to the respective fractional interests sold. In July 2008, the Company repaid the full amount of the Note with Century Bank, F.S.B. and paid a fee of $26,000, constituting 0.5% of the principal balance.

Financing Commitments- Long-term notes payable

Wells Fargo Equipment Finance, Inc.

In February 2005, the Company entered into financing arrangements for the purchase of three aircraft under various notes payable with Wells Fargo Equipment Finance, Inc. In January 2008, the Company sold one of these aircraft and repaid the outstanding balance on the related note payable. The notes outstanding at September 30, 2008 in the amount of $3,390,680 are payable in monthly installments ranging from $10,644 to $38,480 with interest ranging from 5.96% to 6.12% per annum, through 2012. The notes are collateralized by the aircraft.

Jet Support Services, Inc.

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

Bank of America

In January 2007, the Company assumed a term loan totaling $2,290,640 from Bank of America in connection with the acquisition of the outstanding interest in Aircraft Support. The term loan provided for monthly installments of $9,550 plus interest at LIBOR plus 2% through July 1, 2011. The Company subsequently repaid the full amount of the term loan with the execution of a new note agreement with Century Bank on August 2, 2007 detailed below.

JMMS, Inc.

On August 11, 2006, the Company entered into a sale and leaseback agreement with JMMS, LLC. The lease transaction has been accounted for as a finance lease under FASB Statement No. 13 “Accounting for Leases,” (SFAS 13) and provides for monthly payments of $39,500 through July 11, 2011.

Century Bank, F.S.B.

In August 2007, the Company and Century Bank F.S.B executed a $2.2 million note agreement for the purchase of one aircraft. The note outstanding at September 30, 2008 in the amount of $2,057,417 is payable in monthly installments of $27,175 with interest of 8.25% per annum, through July 1, 2011. The note is collateralized by the aircraft.

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

Midsouth Services, Inc.

On October 10, 2007, the Company entered into a sale and leaseback agreement with Midsouth Services, Inc. The lease transaction has been accounted for as finance lease under SFAS 13 and provides for monthly payments of $39,500 through October 1, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Avantair is engaged in the sale and management of fractional ownerships of professionally piloted aircraft for personal and business use. According to AvData, Avantair is the fifth largest company in the North American fractional aircraft industry. As of September 30, 2008, Avantair operated 49 aircraft (which includes 5 core aircraft) with 60 additional Piaggio Avanti II aircraft on order. Avantair operates fixed flight based operations (FBO) in Camarillo, California and, effective August 1, 2008 in Caldwell, New Jersey. The Company also provides aircraft maintenance, concierge and other services to customers and services to the Avantair fleet from hangars and office locations in Clearwater, Florida, Camarillo, California and Caldwell, New Jersey.

Avantair generates revenues primarily through the sale of fractional ownership shares of aircraft, by providing operations, maintenance and management services related to these aircraft, and from the sale of time cards providing either 15 or 25 hours of flight time per year of access to its aircraft fleet without the requirement of purchasing fractional ownership shares. The Company markets and sells fractional ownership interests to individuals and businesses with a minimum share size of a 1/16 th ownership interest. Under maintenance and management agreements with fractional owners, Avantair provides pilots, maintenance, fuel and hangar space for the aircraft.

As a relatively new Company, Avantair has expended funds necessary to establish the operations and business infrastructure required of a fractional airline and has not generated sufficient cash from operations to fund its growth. Therefore, the Company has raised additional funds through equity offerings, debt financing and the sale of assets to fund operations. In connection with future financing of growth, and depending upon the Company’s generation of cash from operations, the Company may obtain additional funds through equity financing, including the sale of additional shares of common stock, assets sales, accelerated payments of maintenance and management fees, debt financing, or a combination thereof.

Avantair presently sources all of its aircraft from a single manufacturer, Piaggio America, Inc. As of September 30, 2008, Avantair had contractual commitments to purchase 60 additional Piaggio Avanti II aircraft through 2013 at wholesale pricing for an aggregate of approximately $349 million from this manufacturer. The Company has been able to defer aircraft deliveries to bring them in line with sales expectations based upon existing economic conditions and the contract provides flexibility to defer aircraft deliveries in the future. At September 30, 2008, the Company had 6.5 fractional aircraft shares available for sale. In addition to the cost of acquiring aircraft, Avantair’s primary expenses have been related to fuel, aircraft repositioning (i.e., moving an aircraft to another location to accommodate a customer’s need and demonstration flights for sales purposes), maintenance, charters and insurance.

To achieve profitable income from operations before depreciation and amortization on a sustainable basis, management currently estimates that the Company will need to have 45 fully fractionalized aircraft. At September 30, 2008, the Company had 42.4 fractionalized aircraft. Therefore, Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and aircraft under management. The Company believes income from operations before depreciation and amortization is useful to investors as it excludes certain non-cash expenses that do not directly relate to the operation of fractionalized aircraft. This measure is a supplement to accounting principles generally accepted in the United States of America (GAAP) used to prepare the Company’s condensed consolidated financial statements and should not be viewed as a substitute for GAAP measures. In addition, the Company’s non-GAAP measure may not be comparable to non-GAAP measures of other companies. Income from operations according to GAAP would include depreciation and amortization expense, estimated to be approximately $360,000 per month at the time of fully fractionalizing the 45 th aircraft.  See also further discussion at “Liquidity and Capital Resources” section following.

Results of Operations

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007

Revenues for the three months ended September 30, 2008 were $32.7 million, an increase of 27.4% from $25.7 million for the three months ended September 30, 2007. This increase was the result of a 27.4% increase in the revenue generated from the sale of fractional aircraft shares to $12.5 million for the three months ended September 30, 2008 from $9.8 for the comparable 2007 period, an increase of 31.6% in maintenance and management fees to $17.1 million for the three months ended September 30, 2008 from $13.0 for the comparable 2007 period, an increase of 12.5% in charter card and demonstration revenue to $2.4 million for the for the three months ended September 30, 2008 from $2.1 million for the comparable 2007 period, and an decrease of 4.3% in FBO and other revenue to $0.74 million for the three months ended September 30, 2008 from $0.77 million for the comparable 2007 period.

Revenue from the sale of fractional aircraft shares increased due to a 23% increase in the number of fractional shares sold to 678.5 through September 30, 2008 from 552 fractional shares sold through September 30, 2007. The sale of fractional shares during the quarter ended September 30, 2008 reflected the results of enhanced sales initiatives, including an emphasis on a national market, the marketing of the fuel efficiency of the Piaggio aircraft and the cost value of an Avantair fractional share compared to light-jet fractional shares of competitors.

The increase in revenue from maintenance and management fees is primarily due to:

•	an increase in the annual maintenance and management fee to $9,650 from $9,400 for new and renewing fractional share owners; and

•	an increase in the number of fractional share owners.

Charter card revenue and demonstration revenue increased $0.3 million primarily due to a 14% increase in charter card hours flown during the three months ended September 30, 2008 over hours flown for the comparable 2007 period due to increased marketing of charter cards.

FBO and other revenue was relatively consistent between the two periods due to increased fuel revenue offset by a decrease in remarketing and other revenue.

Operating expenses for the three months ended September 30, 2008 were 14.7% higher than the three months ended September 30, 2007, with total operating expenses of $34.6 million compared to $30.2 million, respectively. The cost of fractional aircraft shares sold increased to $10.6 million for the three months ended September 30, 2008 from $8.1 million for the three months ended September 30, 2007, due to a 23% increase in the number of fractional shares sold to 678.5 through September 30, 2008 from 552 fractional shares sold through September 30, 2007. The cost of flight operations, together with the cost of fuel, increased 3.4% to $16.3 million for the three months ended September 30, 2008 from $15.8 million for the three months ended September 30, 2007, primarily due to:

•
an increase of $0.9 million in pilot expenses, including salaries and related pilot expenses, training, hotel expenses, pilot airfare and living expenses due to a 51% increase in pilot headcount for the three months ending September 30, 2008 over the comparable 2007 period.

•	an increase of $0.8 million due to increases in both fuel costs and flight hours;

•	an increase of $0.5 million in flight fees and an increase of $0.1 million in maintenance expense, both due to an increase in hours flown;

•
the above were partially offset by a $1.6 million decrease in charter expenses due to use of the Company’s core aircraft to alleviate scheduling conflicts and due to enhanced flight software and flight scheduling staff training.

General and administrative expenses increased 24.9% to $5.7 million for the three months ended September 30, 2008 from $4.5 million for the three months ended September 30, 2007, primarily due to:

•
an increase of $0.2 million in expenses related to fixed based operations including fuel, equipment rental and hangar rent expense partially related to the addition of the new fixed based operation in Caldwell, New Jersey which became effective August 1, 2008;

•	an increase of $0.3 million in pilot training and related expenses and;

•	an increase of $0.6 million in salary, payroll tax and employee benefit expenses related to the growth of employment.

Selling expenses decreased 11.3% to $0.9 million for the three months ended September 30, 2008 from $1.0 million for the three months ended September 30, 2007 due to a decrease of $0.1 million in marketing expenses and aircraft shows.

Loss from operations was $1.9 million for the three months ended September 30, 2008, a decrease of 57.7% from $4.5 million for the three months ended September 30, 2007 for the reasons set forth above.

Total other expense was $1.4 million for the three months ended September 30, 2008 compared to $0.3 million for the three months ended September 30, 2007, primarily due to increased interest expense as a result of an increase in borrowings comprised of $10.5 million in floor plan agreements which were entered into to acquire aircraft from Piaggio America, Inc., $8.1 million on financing used for the purchase of two core aircraft during fiscal 2008 and an increase in financing arrangements with Jet Support Services, Inc.

Net loss decreased to $3.3 million for the three months ended September 30, 2008 compared to $4.8 million for the three months ended September 30, 2007 due to the decrease in loss from operations partially offset by the increase in total other expense discussed above.

Liquidity and Capital Resources

Avantair’s primary sources of liquidity have been cash provided by operations, cash raised from its equity offering with Ardent Acquisition Corp., cash provided from its debt facility with CNM, Inc., cash raised in the preferred stock offering, and other asset based borrowing. The Company uses its cash primarily to fund losses from operations, deposits made on fractional aircraft, leasehold improvements, and the purchase of core aircraft and aircraft which are to be fractionalized but which have not yet been pre-sold. Cash generated from operations has not been sufficient to provide for all the working capital needed to meet Avantair’s present requirements. At September 30, 2008 and June 30, 2008, Avantair had a working capital deficit of approximately $29 million and $30.2 million, respectively, and an accumulated deficit of approximately $80 million and $77 million, respectively. As of September 30, 2008, cash and cash equivalents amounted to approximately $8.2 million and total assets to $187.5 million. The cash and cash equivalent balance decreased $10.9 million from June 30, 2008 and total assets decreased $17.0 million. The decrease in cash and cash equivalents occurred primarily as a result of repayment of approximately $5.3 million of indebtedness incurred under floor plan financing of a fractionalized aircraft, payment of $0.9 million for deposits on future aircraft deliveries, remittance of $0.7 million of funds relating to the sale of fractional shares between owners, and $3.2 million repayment of debt, in addition to expenditures for the cost of operations, including amounts accrued for at June 30, 2008, and capital and leasehold improvements. Accounts receivable increased $4.9 million primarily as a result of the inclusion of approximately $5 million of receivables generated from late September 2008 invoicing of fractional share and charter card sales.

As of September 30, 2008, the Company’s recurring losses resulted in an accumulated deficit of approximately $80 million and a working capital deficiency of approximately $29 million. To achieve profitable income from operations before depreciation and amortization on a sustainable basis, management currently estimates that the Company will need to have 45 fully fractionalized aircraft. At September 30, 2008, the Company had 42.4 fractionalized aircraft. Therefore, Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and aircraft under management. The Company believes income from operations before depreciation and amortization is useful to investors as it excludes non-cash expenses that do not directly relate to the operation of fractionalized aircraft. This measure is a supplement to accounting principles generally accepted in the United States of America (“GAAP”) used to prepare the Company’s consolidated financial statements and should not be viewed as a substitute for GAAP measures. In addition, the Company’s non-GAAP measure may not be comparable to non-GAAP measures of other companies. Income from operations according to GAAP would include depreciation and amortization expense, estimated to be approximately $360,000 per month at the time of fully fractionalizing the 45 th aircraft. In connection with future financing of growth, the Company may obtain additional funds through equity financing, including the sale of additional shares of common stock, assets sales, accelerated payments of maintenance and management fees, debt financing, or a combination thereof. The Company believes that its capital on hand, as may be augmented by these means to fund future growth, is sufficient to continue operations for the foreseeable future.

Financing Arrangements

Avantair’s financing arrangements at September 30, 2008, are described below:

Wells Fargo Equipment Finance, Inc.: In February 2005, the Company entered into financing arrangements for the purchase of three aircraft under various notes payable with Wells Fargo Equipment Finance, Inc. In January 2008, the Company sold one of these aircraft and repaid the outstanding balance on the related note payable. The notes outstanding at September 30, 2008 in the amount of $3,390,680 are payable in monthly installments ranging from $10,644 to $38,480 with interest ranging from 5.96% to 6.12% per annum, through 2012. The notes are collateralized by the aircraft.

CNM, Inc.: In August 2007, the Company and CNM executed a new note agreement which converted an outstanding note obligation of approximately $7,000,000 into a term loan payable monthly over three years and bearing interest at 10% per annum. CNM also assumed a promissory note due to Wells Fargo Bank for $2,900,000 which was included as part of this new note agreement.

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

Bank of America, Inc.: In January 2007, the Company assumed a term loan totaling $2,290,640 from Bank of America in connection with the acquisition of the outstanding interest in Aircraft Support . The term loan provided for monthly installments of $9,550 plus interest at LIBOR plus 2% through July 1, 2011. The Company subsequently repaid the full amount of the term loan with the execution of a new note agreement with Century Bank on August 2, 2007 and is detailed below.

JMMS, Inc.: On August 11, 2006, the Company entered into a sale and leaseback agreement with JMMS, LLC. The lease transaction has been accounted for as finance lease under SFAS 13 and provides for monthly payments of $39,500 through July 11, 2011.

Century Bank, F.S.B.: In August 2007, the Company and Century Bank F.S.B executed a $2.2 million note agreement for the purchase of one aircraft. The note outstanding at September 30, 2008 in the amount of $2,057,417 is payable in monthly installments of $27,175 with interest of 8.25% per annum, through July 1, 2011. The note is collateralized by the aircraft.

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

Midsouth Services, Inc.: On October 10, 2007, the Company entered into a sale and leaseback agreement with Midsouth Services, Inc. The lease transaction has been accounted for as finance lease under SFAS 13 and provides for monthly payments of $39,500 through October 1, 2021.

For additional information regarding these financing arrangements, see Note 3 to the Company’s condensed consolidated financial statements.

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

Interest Rate Risk

Avantair is subject to market risk from exposure to changes in interest rates associated with its debt facility with Wells Fargo Bank and its debt facility with Wachovia Bank. The current liability, pursuant to which Avantair is obligated to pay Wells Fargo Bank, has an interest rate that is 1.0% above prime. The current liability, pursuant to which Avantair is obligated to pay Wachovia Bank, has an interest rate that is equal to the LIBOR rate plus 4.0%. At September 30, 2008, the liabilities of Avantair with exposure to interest rate risk were approximately $3.5 million.

Item 4T. Controls and Procedures.

As of September 30, 2008, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a- 15(e) under the Securities Exchange Act of 1934, as amended. This evaluation included a review of our disclosure controls and procedures to determine if they are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports and is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of September 30, 2008, our disclosure controls and procedures were ineffective based on the material weaknesses in our internal controls over financial reporting.

Management has made its evaluation of our disclosure controls and procedures as of September 30, 2008. Avantair is aware of the existence of a material weakness in the design and operation of Avantair’s internal controls over financial reporting that could adversely affect its ability to record, process, and report financial information consistent with the assertions of management in the financial statements and concludes that the internal controls are ineffective as of September 30, 2008. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

The control conscience of the Company is a priority, and management intends to increase due diligence in all areas. This due diligence will include a review of internal controls, a formal cultural and environmental assessment of the company, and training regarding the COSO framework and the internal control requirements of Sarbanes-Oxley. The Company has taken steps beginning in fiscal year 2009 by hiring a Director of Financial Reporting and Sarbanes Oxley Compliance. The initial roles and responsibilities of the position include:

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

In addition, during the first quarter ended fiscal year 2009, the Company established a Financial Reporting Committee (FRC) to assist in the oversight of (1) the integrity of the Company's financial statements, (2) the Company's compliance with legal and regulatory requirements and (3) the preparation and presentation of the Company’s financial statements; accounting and financial reporting principles; internal controls; and procedures designed to assure compliance with accounting standards and applicable laws and regulations.

The committee will further assist by (1) making recommendations on reducing unnecessary complexity in the Company’s financial reporting system and making financial reports clearer and more understandable to investors, (2) examining the Company’s financial reporting system in order to make recommendations intended to increase the usefulness of financial information to financial statement users, including employees, customers, vendors and investors, (3) seeking to ensure that the provision of financial information by the company complies with relevant accounting and related legal requirements, (4) ensuring to the best of their knowledge that the Company's financial statements and disclosures are complete and accurate and are in accordance with generally accepted accounting or auditing principles and applicable laws, rules and regulations.

Because Avantair has not completed its remediation plan, management has concluded that a material weakness in the operation of our disclosure controls and procedures exists and that controls are ineffective at September 30, 2008. Any failure to effectively address a material weakness or other control deficiency of Avantair or implement required new or improved controls, or difficulties encountered in their implementation, could disrupt Avantair’s ability to process key components of its results of operations and financial condition timely and accurately and cause Avantair to fail to meet its reporting obligations under rules of the Securities and Exchange Commission.

There has been no change in the our internal control over financial reporting during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.

From time to time the Company is party to various legal proceedings in the normal course of business involving principally commercial charter party disputes. It is expected that these claims would be covered by insurance if they involve liabilities that arise from collision, other casualty, death or personal injuries to crew, subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. At September 30, 2008, there were no legal proceedings which outside counsel anticipates would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 1A. Risk Factors.

There have been no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Effective August 1, 2008, 2,951,457 shares of common stock underlying the Company's Series A Convertible Preferred Stock were registered and are freely tradable pursuant to the declaration of the Company’s Registration Statement on Form S-1 (No. 333-152036) filed by the Company on June 30, 2008.

In addition, on June 17, 2008, the Company filed with the Securities and Exchange Commission a post-effective amendment on Form S-3 to the Company’s Registration Statement on Form S-1 (No. 333-121028). Upon effectiveness of the amendment, the registration statement will be available for the issuance of shares of common stock upon exercise of the Company’s outstanding publically traded warrants. The Company also approved a warrant retirement program, pursuant to which it will offer the holders of its 13,800,000 publically traded warrants the opportunity to exercise those warrants on an amended term for a limited time. The Company is modifying the 13,800,000 warrants to reduce the per-share exercise price from $5.00 to $2.75. In addition, for each warrant exercised by a holder at the reduced exercise price, the holder will have the option to engage in a cashless exercise by exchanging ten additional warrants for one additional share of common stock. Warrants tendered for cashless exercise may only be tendered in groups of ten and no fractional shares will be issued for odd lots of nine or less. The Company filed a Tender Offer Statement on Schedule TO and related materials as a pre-commencement communication. The Tender Offer has not commenced and the Company and its agents are not currently accepting tenders at this time. The Company will issue a press release announcing the commencement of the tender offer once it has begun. In addition to the 13,800,000 warrants above, there are also 346,000 additional warrants outstanding which are not eligible to participate in the program indicated above. All of these warrants are presently exercisable, and all of our common stock issuable upon exercise of the warrants is available for resale upon exercise.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders through the solicitation of proxies or otherwise during the quarter ended September 30, 2008.

 Item 6. Exhibits.

See exhibit index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

November 13, 2008

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