Form 10-Q
period 2008-12-31
Avantair, Inc
filed 2009-02-13
CIK 1303849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-51115

AVANTAIR, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1635240
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4311 General Howard Drive, Clearwater, Florida 33762
(Address of principal executive offices) (Zip Code)

(727) 539-0071
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

As of February 13, 2009, there were 15,306,666 shares of the Registrant’s Common Stock outstanding.

CERTAIN DEFINITIONS

Unless the context indicates otherwise, the terms “Avantair”, “the Company”, “Ardent”, “we”, “our”, and “us” refer to Avantair, Inc. and, where appropriate, its subsidiary, or its predecessor, Ardent Acquisition Corporation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and the future performance of the Company, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” or similar language. Our actual results could differ materially from the information contained in these forward-looking statements as a result of various factors, including, but not limited to, the factors outlined in our Annual Report on Form 10-K, particularly under the heading “Risk Factors,” and the factors outlined below:

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

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS

	December 31,	June 30,
	2008	2008
	(Unaudited)	(Note 2)
CURRENT ASSETS
Cash and cash equivalents	$7,813,042	$19,149,777
Accounts receivable, net of allowance for doubtful accounts of $137,435 at December 31, 2008 and $213,487 at June 30, 2008	6,195,397	5,692,809
Inventory	248,757	252,407
Current portion of aircraft costs related to fractional sales	40,631,563	40,417,203
Current portion of notes receivable	596,074	832,107
Prepaid expenses and other current assets	1,424,054	2,173,992

Total current assets	56,908,887	68,518,295

Aircraft costs related to fractional share sales, net of current portion	80,774,234	92,383,071

Property and equipment, at cost, net of accumulated depreciation and amortization of $11,777,169 at December 31, 2008 and $8,989,277 at June 30, 2008	23,764,125	25,663,264

OTHER ASSETS
Cash- restricted	2,842,550	2,826,290
Deposits on aircraft	10,307,813	8,679,277
Deferred maintenance on aircraft engines	1,595,620	2,228,509
Notes receivable-net of current portion	29,250	1,008,223
Goodwill	1,141,159	1,141,159
Other assets	1,801,850	2,029,367

Total other assets	17,718,242	17,912,825

Total assets	$179,165,488	$204,477,455

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' DEFICIT

	December 31,	June 30,
	2008	2008
	(Unaudited)	(Note 2)
CURRENT LIABILITIES
Accounts payable	$6,141,865	$4,718,355
Accrued liabilities	3,121,184	5,528,472
Customer deposits	1,319,951	1,905,682
Short-term notes payable	11,159,110	15,775,260
Current portion of long-term notes payable	11,049,155	6,648,093
Current portion of deferred revenue related to fractional aircraft share sales	48,018,165	47,778,900
Unearned management fee and charter card revenues	17,783,486	16,316,044

Total current liabilities	98,592,916	98,670,806

Long-term notes payable, net of current portion	16,231,379	23,856,322
Deferred revenue related to fractional aircraft share sales, net of current portion	84,606,358	96,525,785
Other liabilities	2,696,107	2,636,730

Total long-term liabilities	103,533,844	123,018,837

Total liabilities	202,126,760	221,689,643

COMMITMENTS AND CONTINGENCIES
Series A convertible preferred stock, $.0001 par value, authorized 300,000 shares; 152,000 shares issued and outstanding	14,484,164	14,439,358

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, authorized 700,000 shares; none issued	-	-
Common stock, Class A, $.0001 par value, 75,000,000 shares authorized, 15,306,666 shares issued and outstanding at December 31, 2008 and 15,286,792 shares issued and outstanding at June 30, 2008	1,531	1,529
Additional paid-in capital	44,740,325	45,314,393
Accumulated Deficit	(82,187,292)	(76,967,468)

Total stockholders' deficit	(37,445,436)	(31,651,546)

Total liabilities and stockholders' deficit	$179,165,488	$204,477,455

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Revenues
Fractional aircraft sold	$14,372,747	$10,646,457	$26,866,462	$20,450,250
Maintenance and management fees	17,702,350	14,148,217	34,779,489	27,122,813
Charter card and demonstration revenue	2,125,787	2,838,803	4,492,012	4,942,186
FBO and other revenues	1,213,496	996,788	1,952,878	1,769,516

Total revenue	35,414,380	28,630,265	68,090,841	54,284,765

Operating expenses
Cost of fractional aircraft shares sold	12,323,154	8,921,684	22,928,177	16,969,110
Cost of flight operations	12,402,387	13,389,081	24,212,790	25,486,596
Cost of fuel	3,061,019	3,915,240	7,573,425	7,606,661
General and administrative expenses	5,828,778	4,819,886	11,489,545	9,352,942
Selling expenses	1,108,682	1,389,470	2,016,434	2,413,326
Depreciation and amortization	1,318,256	984,673	2,400,521	1,746,113
Total operating expenses	36,042,276	33,420,034	70,620,892	63,574,748

Loss from operations	(627,896)	(4,789,769)	(2,530,051)	(9,289,983)

Other income (expenses)
Interest income	38,404	142,131	25,909	334,853
Other income	300	-	1,500	-
Interest expense	(1,294,899)	(664,625)	(2,717,182)	(1,149,831)
Total other expenses	(1,256,195)	(522,494)	(2,689,773)	(814,978)

Net loss	(1,884,091)	(5,312,263)	(5,219,824)	(10,104,961)

Preferred stock dividend and accretion of expenses	(372,104)	(167,876)	(763,617)	(167,876)
Net loss attributable to common stockholders	$(2,256,195)	$(5,480,139)	$(5,983,441)	$(10,272,837)

Loss per common share:
Basic and diluted	$(0.15)	$(0.36)	$(0.39)	$(0.67)

Weighted- average common shares outstanding:
Basic and diluted	15,288,523	15,220,817	15,291,035	15,220,817

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders' Deficit
Six Months Ended December 31, 2008
(Unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-In	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at June 30, 2008	15,286,792	$1,529	-	$-	$45,314,393	$(76,967,468)	$(31,651,546)

Expenses associated with registration of shares					(1,865)		(1,865)

Stock-based compensation					191,416		191,416

Dividend on Series A convertible preferred stock and accretion of issuance costs					(763,617)		(763,617)

Issuance of shares in connection with vested restricted stock	19,874	2			(2)		-

Net loss						(5,219,824)	(5,219,824)

Balance at December 31, 2008	15,306,666	$1,531	-	$-	$44,740,325	$(82,187,292)	$(37,445,436)

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months Ended December 31, 2008 and 2007
(Unaudited)

	2008	2007
OPERATING ACTIVITIES:
Net loss	$(5,219,824)	$(10,104,961)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,400,521	1,746,113
Stock-based compensation	191,416	231,275
Bad debt recoveries	(76,052)	(119,478)

Changes in operating assets and liabilities:
Accounts receivable	(426,536)	(2,546,072)
Inventory	3,650	88,560
Deposits on aircraft	(1,628,536)	(2,063,434)
Deferred maintenance agreement on aircraft engines	632,889	260,965
Prepaid expenses and other current assets	749,938	15,091
Notes receivable	1,215,006	362,018
Aircraft costs related to fractional shares	11,394,477	(28,262,777)
Other assets	227,517	(278,492)
Accounts payable	1,423,510	2,741,818
Accrued liabilities	(3,126,099)	(903,015)
Unearned management fees and charter card revenue	1,467,442	3,665,812
Cash-restricted	(16,260)	413,431
Customer deposits	(585,731)	(105,079)
Other liabilities	59,377	692,622
Deferred revenue related to fractional aircraft share sales	(11,680,162)	10,389,751
Net cash used in operating activities	(2,993,457)	(23,775,852)

INVESTING ACTIVITIES:
Capital expenditures	(501,382)	(2,693,322)
Net cash used in investing activities	(501,382)	(2,693,322)

FINANCING ACTIVITIES:
Borrowings under long-term notes payable	-	2,200,000
Borrowings under short term notes payable	1,125,000	5,067,791
Principal payments on long-term notes payable	(3,223,881)	(4,318,838)
Principal payments on short-term notes payable	(5,741,150)	-
Proceeds from issuance of preferred stock-net	-	14,227,294
Cost of stock redemption/registration	(1,865)	(341,321)
Net cash (used in) provided by financing activities	(7,841,896)	16,834,926

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months Ended December 31, 2008 and 2007
(Unaudited)

	2008	2007
Net decrease in cash and cash equivalents	$(11,336,735)	$(9,634,248)
Cash and cash equivalents, beginning of the period	19,149,757	12,577,468
Cash and cash equivalents, end of the period	$7,813,042	$2,943,220

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid (net of amounts capitalized)	$2,717,182	$1,023,588

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Accretion of Series A convertible preferred stock	$44,806	$10,276
Dividends payable on Series A convertible preferred stock	$718,811	$157,600
Aircraft purchased under capital lease obligation	$-	$4,828,642
Aircraft purchased under long-term notes payable	$-	$3,906,900
Charter card issued as partial consideration of aircraft purchase	$-	$95,600

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

On October 2, 2006, the Company signed a definitive stock purchase agreement with Avantair, Inc. (“Old Avantair”). The agreement, as amended on December 15, 2006, provided for Avantair to issue 6,684,822 shares of common stock to the stockholders of Old Avantair in exchange for all of the issued and outstanding shares of Old Avantair (the “Reverse Merger”). On February 22, 2007, the stockholders of Avantair voted in favor of the Reverse Merger. On February 22, 2007, upon the closing of the reverse acquisition of Ardent Acquisition Corp., the Company received approximately $36.3 million. For further details on this reverse acquisition, refer to the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Avantair is engaged in the sale and management of fractional ownerships of professionally piloted aircraft for personal and business use. As of December 31, 2008, Avantair operated 51 aircraft (which includes 5 core aircraft), with 58 additional Piaggio aircraft on order. Avantair operates fixed flight based operations (FBO) in Camarillo, California and effective August 1, 2008, in Caldwell, New Jersey. The Company also provides aircraft maintenance, concierge and other services to customers and services to the Avantair fleet from hangars and office locations in Clearwater, Florida, Camarillo, California and Caldwell, New Jersey.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Reporting

The accompanying unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. Certain amounts in the prior periods’ financial statements have been reclassified to conform to current period presentation. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Avantair, Inc. (the “Company”) for the fiscal year ended June 30, 2008. The interim condensed operating results are not necessarily indicative of the results for a ful1 year or any interim period. The June 30, 2008 consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Basis of Presentation

All material intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

 The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the successful recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. As of December 31, 2008, the Company’s recurring losses resulted in an accumulated deficit of approximately $82.2 million and a working capital deficiency of approximately $41.7 million. Management currently estimates that income from operations before depreciation and amortization sufficient to cover interest charges can be achieved on a sustainable basis through either fully fractionalizing 48 aircraft, increasing the sale of charter cards to 150 on an annual basis (either individually or through the Company’s Axis Membership Program), or a combination thereof.  At December 31, 2008, the Company had 43.4 fractionalized aircraft. For the six months ended December 31, 2008, the Company sold 80 charter cards, including 53 in the quarter ended December 31, 2008. Therefore, Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and aircraft under management as well as increase the number of charter cards sold. The Company believes income from operations before depreciation and amortization is useful to investors as it excludes non-cash expenses that do not directly relate to the operation of fractionalized aircraft. This measure is a supplement to GAAP used to prepare the Company’s condensed consolidated financial statements and should not be viewed as a substitute for GAAP measures. In addition, the Company’s non-GAAP measure may not be comparable to non-GAAP measures of other companies. Income from operations according to GAAP would include depreciation and amortization expense, estimated to be approximately $430,000 per month. In connection with future financing of growth, the Company may obtain additional funds through equity financing, including the sale of additional shares of common stock, assets sales, accelerated payments of maintenance and management fees, debt financing, or a combination thereof. The Company believes that its capital on hand, as may be augmented by these means to fund future growth, is sufficient to continue operations for the foreseeable future.

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

Revenue Recognition

The Company’s primary business is to sell fractional shares of aircraft and the related maintenance and management services that accompany aircraft ownership. The aircrafts are sold in 1/16th shares or multiples thereof. The purchase agreement grants the customer the right to the use of the aircraft for a specified number of hours each year the aircraft is in service. When a customer purchases a fractional share, they are also required to enter into a five-year management and maintenance agreement. Under the terms of the maintenance and management agreement, the Company agrees to manage, operate and maintain the aircraft on behalf of the customer in exchange for a fixed monthly fee.

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

Charter Card and Demonstration Revenue

Charter Card revenue. The Company also sells access to its aircraft fleet through either a 15 or 25 hour time card for flight time without the requirement to purchase an ownership share in an aircraft. The card holder pays the Company the entire amount in advance of access to the aircraft fleet. The Company defers the entire amount paid and recognizes revenue on an incremental basis as aircraft hours are flown.

Demonstration revenue. The Company charges prospective new aircraft share owners on an hourly basis for each hour the prospective share owners are flown to demonstrate the quality and capabilities of the aircraft. The Company recognizes revenue related to these demonstration flights when the flight is completed.

Prepaid Pilot Training

The costs related to the training of pilots as required by Federal Aeronautic Regulations are capitalized and amortized over the twelve month certification period. These costs were expensed in the year ended June 30, 2007 and prior years. This change did not have a material impact on the Company’s financial position or results of operation.

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

Effective July 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company has identified its Federal tax return and State of Florida tax return as “major” tax jurisdictions, as defined in FIN 48. The Company evaluations were performed for tax years ended 2004, 2005, 2006, 2007 and 2008. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its consolidated financial position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

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

Stock-based compensation expense related to these plans, which is included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations, was $95,708 and $191,416 for the three and six months ended December 31, 2008 and was $115,920 and $231,275 for the three and six months ended December 31, 2007, respectively. There were no related income tax benefits recognized in the accompanying Condensed Consolidated Statements of Operations for the three or six months ended December 31, 2008 or for the comparable 2007 period. The Company made no stock option or restricted stock grants during the three months ended December 31, 2008. As of December 31, 2008, the Company had 200,834 shares of restricted stock and 150,000 stock options outstanding. The Company did not issue warrants during the three months ended December 31, 2008.

Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options and warrants is antidilutive due to the losses incurred by the Company, they have been excluded from the Company’s computation of net loss per share for all years presented. A total of 14,415,167 share- equivalents of potentially dilutive securities were excluded from the calculation of diluted loss per share for the three and six months ended December 31, 2008 and were comprised of 14,146,000 warrants to purchase one share of the Company’s common stock, 119,167 shares of restricted stock and 150,000 outstanding options. The total number of share- equivalents of potentially dilutive securities excluded from the calculation of diluted loss per share for the three months ended December 31, 2007 was 14,510,000 which were comprised of 14,146,000 warrants to purchase one share of the Company’s common stock, 214,000 shares of restricted stock and 150,000 outstanding options.

Fair Value Measurements

Effective July 1, 2008, the Company adopted the provisions of SFAS No. 157 (SFAS 157), “Fair Value Measurements” and SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FASB Statement No. 115.” SFAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. During the six months ended December 31, 2008, the Company has elected not to use the fair value option permitted under SFAS 159 for any of its financial assets and financial liabilities that are not already recorded at fair value.

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,”  (“SFAS 133”) as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts. The Company also considers the EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” which provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS 133. The Company evaluates the conversion feature embedded in its Series A Convertible Preferred Stock at each reporting period based on the criteria of SFAS 133 and EITF 00-19 to determine whether the conversion feature would be required to be bifurcated from the Preferred Stock and accounted for separately as a derivative.  Based on management’s evaluation, the embedded conversion feature did not require bifurcation and derivative accounting as of December 31, 2008.

Reclassifications

Certain balances for the three and six months ended December 31, 2007 were reclassified to conform to classifications adopted in the current year.

Recently Issued Pronouncements

In December 2007, Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141”). SFAS 141 requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 141 also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies. SFAS 141 applies prospectively to business combinations and is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting the presentation and disclosure provisions of SFAS 141 on its financial condition, results of operations and cash flows.

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

In May 2008, the FASB issued SFAS No. 162 (SFAS 162), “The Hierarchy of Generally Accepted Accounting Principles”, which reorganizes the GAAP hierarchy. SFAS 162 is intended to improve financial reporting by providing a consistent framework for determining what accounting principles should be used in preparing U.S. GAAP financial statements. With the issuance of SFAS 162, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” and is not expected to have any impact on the Company’s financial condition, results of operations and cash flows.

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

Effective August 1, 2008, Avantair, Inc. entered into a Lease Agreement (“Lease”) and Operating Agreement for Fueling Service (“Fueling Agreement”) between Essex County Improvement Authority (“ECIA”) and the Company. The Lease provides the Company with a hangar located at the Essex County Airport in Caldwell, New Jersey that is approximately 17,752 square feet, which includes hanger space, shop space and office space. The Lease was month to month until it was approved by the Essex County Board of Chosen Freeholders, and once the Lease was approved in October 2008, the ECIA and the Company entered into a ten year lease term. The annual rent for the Lease is $230,776, payable in monthly installments of $19,231. The annual rent shall be adjusted on the first day of each new year of the ten year lease term by adding the product of the current annual rent multiplied by the percentage change of the CPI index not to exceed 4% for the preceding 12 months. The Fueling Agreement shall be in force and effect while the Company is in lawful possession of the property pursuant to the Lease, but it shall not extend beyond the term of the Lease. The Lease and the Fueling Agreement will allow the Company to operate a full service FBO at Essex County Airport.

Effective August 4, 2008, the Company terminated the month- to- month lease agreement for the principal property located at 155 Passaic Avenue, Fourth Floor, Fairfield, New Jersey, which offered 100 square feet of office space.

In addition, the Company leases transportation equipment and data processing equipment under operating leases expiring during the next three years.

Purchase Commitments

On June 20, 2008, Avantair assigned its rights and obligations to purchase twenty Embraer Phenom 100 aircraft positions to Share 100 Holding Co., LLC, a wholly-owned subsidiary of Avantair. On the same date, Avantair entered into a membership interest purchase agreement with Executive Air Shares Corporation (“EAS”), in which EAS purchased the Class A membership of Share 100 and Avantair retained the Class B membership. EAS, as Class A member, has the rights and obligations to purchase the Phenom 100 aircraft with positions one through eighteen and to fund payment due in connection with these aircraft. EAS paid Share 100 approximately $2.47 million in connection with these transactions and made an additional $750,000 capital contribution to Share 100 on December 1, 2008, all of which was immediately distributed to Avantair. Avantair, as Class B member, has the rights and obligations to purchase aircraft positions nineteen and twenty and to fund payment due in connection with these aircraft. EAS has the option to purchase aircraft nineteen and twenty, which must be exercised by October 1, 2010; if exercised, EAS shall reimburse Avantair for all payments made relative to these aircraft and provide all remaining funds required. In the event that EAS does not exercise the option to purchase aircrafts nineteen and twenty by October 1, 2010, Avantair will have the right and obligation to purchase the nineteenth and twentieth aircraft.  If EAS defaults under its obligations to purchase the aircraft positions, EAS will forfeit all deposits paid for the undelivered aircraft, including the funds distributed to Avantair. Avantair will then be responsible for the rights and obligations of the remaining undelivered aircraft.  If Avantair defaults under its obligations to purchase the last two aircraft positions, any deposits paid by Avantair in connection with the undelivered Class B Aircraft will be forfeited.

As of December 31, 2008, the Company has agreed to purchase 58 additional Avanti II P-180 aircraft from Piaggio America. The total commitment is approximately $338 million to be delivered through fiscal 2013.

From time to time, the Company may lease aircraft that require purchase commitments. See also “Financing Commitments.”

 Financing Commitments- Short-term notes payable

CNM, Inc.

On October 2, 2006, the Company and CNM, Inc. (“CNM”) and its principal stockholders entered into a revolving credit agreement (the “Agreement”) that provides for the Company to borrow $7,600,000 from CNM. This borrowing was conditional on the execution of a definitive stock purchase agreement with a public company, which occurred on October 2, 2006. The parties also agreed that upon the completion of the stock purchase agreement and approval of the proposed acquisition by the public company stockholders, the Company would repay a minimum of $19,000,000 of the borrowings under the revolving credit agreement. Per the terms of the Agreement, upon the completion of the Reverse Merger, the Company repaid approximately $19,000,000 of the borrowings under the revolving credit agreement with CNM.

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

Under the agreement, the Company also has agreed to provide the principal stockholder of CNM 100 hours of use of its aircraft over the three-year period. The fair value of aircraft usage of approximately $200,000 was accrued and will be amortized to interest expense over the term of the remaining debt under a method that will produce a constant periodic rate of return. In the fiscal quarter ended December 31, 2008, CNM used approximately 17.4 hours at an internal cost of $18,270.

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

In addition, on July 31, 2008, Avantair, Inc. (the "Company") entered into two new Floor Plan Finance Agreements (each, an “Agreement” and collectively "the Agreements"), pursuant to which MidSouth has agreed to extend credit to the Company in an amount not to exceed $5,345,000 under each Agreement ($10,690,000 in total for the Agreements), for an initial term of three months for each Agreement. Indebtedness under the Agreements will be used by the Company to fund the purchase of new Piaggio P-180 aircraft. The Company shall have the sole option to renew the Agreements for three consecutive additional one month terms at the expiration of the initial term. The effective dates of the two Agreements are July 31, 2008, and August 1, 2008, respectively.  The Company has agreed to pay to the Lender a monthly facility fee of $75,000 under each Agreement. Borrowings outstanding under these arrangements at December 31, 2008 totaled approximately $10.5 million.

In connection with the entry into the Agreements, on July 31, 2008, the Company terminated the prior Floor Plan Finance Agreements dated March 3, 2008 and October 3, 2007 between the Company and Midsouth.

On November 18, 2008, the Company entered into an aircraft deposit agreement with MidSouth, for a term of twelve months, which provides for up to approximately $600,000 of financing for the payment to the aircraft manufacturer of deposits on future deliveries. As consideration for providing the deposit for the aircraft during the term of this agreement, the Company has agreed to pay MidSouth a monthly transaction fee of $9,000 commencing December 2008.

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

Financing Commitments- Long-term notes payable

Wells Fargo Equipment Finance, Inc.

In February 2005, the Company entered into financing arrangements for the purchase of three aircraft under various notes payable with Wells Fargo Equipment Finance, Inc. In January 2008, the Company sold one of these aircraft and repaid the outstanding balance on the related note payable. The notes outstanding at December 31, 2008 in the amount of $3,293,756 are payable in monthly installments ranging from $10,644 to $38,480 with interest ranging from 5.96% to 6.12% per annum, through 2012. The notes are collateralized by the aircraft.

Jet Support Services, Inc.

On April 24, 2006, Avantair financed an aircraft maintenance program contract with Jet Support Services, Inc. (“JSSI”) in the amount of $3.4 million. The promissory note provides for seven monthly installments of $145,867 and 53 monthly installments of $45,867, including interest at 7% per year. On April 15, 2008, the Company entered into a payment arrangement with JSSI by means of a $5.5 million promissory note. The note matures on April 1, 2011 and bears interest at the rate of 10% per annum, with 35 monthly payments of principal and interest in an amount of $185,127 beginning on June 2, 2008. The note covers the balance of the aforementioned $3.4 million promissory note, other costs and fees to be paid by the Company under service agreements with JSSI and related deferred financing costs of approximately $1.0 million which will be amortized over the life of the note using the effective interest method. In connection with the parties entering into this payment arrangement and the $5.5 million promissory note, the parties terminated the airframe maintenance contract and have agreed to apply the unamortized prepayment under the airframe maintenance contract to the engine maintenance program and will amortize this amount over the remaining 37 month term of that program.

In addition, the Company entered into another payment arrangement with JSSI by means of a $525,000 promissory note dated July 31, 2008 with five monthly payments of $105,000 commencing August 1, 2008. The note constitutes payment of the purchase of airframe parts inventory by the Company from JSSI. The Company repaid the full amount of the term loan in December 2008.

Bank of America

In January 2007, the Company assumed a term loan totaling $2,290,640 from Bank of America in connection with the acquisition of the outstanding interest in Aircraft Support. The term loan provided for monthly installments of $9,550 plus interest at LIBOR plus 2% through July 1, 2011. The Company repaid the full amount of the term loan with the execution of a new note agreement with Century Bank on August 2, 2007 detailed below.

JMMS, Inc.

On August 11, 2006, the Company entered into a sale and leaseback agreement with JMMS, LLC. The lease transaction has been accounted for as a finance lease under FASB Statement No. 13 “Accounting for Leases,” (SFAS 13) and provides for monthly payments of $39,500 through July 11, 2011. See also Note 4 “Subsequent Events.”

Century Bank, F.S.B.

In August 2007, the Company and Century Bank F.S.B executed a $2.2 million note agreement for the purchase of one aircraft. The note outstanding at December 31, 2008 in the amount of $2,018,302 is payable in monthly installments of $27,175 with interest of 8.25% per annum, through July 1, 2011. The note is collateralized by the aircraft.

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

NOTE 4 – SUBSEQUENT EVENTS

Effective January 1, 2009, the Company adopted the Avantair Leadership Deferred Compensation Plan (“Deferred Compensation Plan”) approved by the Board of Directors that provides specified benefits for a select group of management, highly compensated employees, and non-employee Directors. The Deferred Compensation Plan is a nonqualified, unfunded deferred compensation plan that is intended to provide participants with supplemental retirement benefits determined by the Company at its complete discretion (which amounts may vary by participant and which are subject to a vesting requirement) and allow participants to defer compensation in excess of the amounts permitted under the Avantair Inc. 401(k) Profit Sharing Plan & Trust.

On January 9, 2009, the Company entered into a Promissory Note (“Note”) with Century Bank, F.S.B. (“Lender”), pursuant to which Lender agreed to provide financing to the company in the amount of $5,200,000 to be used towards the purchase of a new Piaggio P-180 aircraft. The Company paid $37,500 on the effective date of the Note and will pay $75,000 on the 30th day of the each month thereafter until repayment in full of the principal amount of the Note (“Term”). The Principal amount of the Note is to be paid in full within 120 days from the effective date of the Note. The Company was to make partial payments to Lender in $325,000 increments upon the closing of each fractional interest and Lender was to provide partial lien releases as to the respective fractional interests sold.

As a component of the Company’s overall cost curtailment initiatives, in January 2009, a nationally recognized, accredited engine maintenance vendor replaced another vendor (the former engine service vendor) in providing engine maintenance service for certain Piaggio aircraft engines.  As a result, the former engine service provider will reimburse the Company approximately $1.1 million, which represents amounts paid by the Company where the related services were not performed. In addition, the accompanying condensed balance sheet includes a liability in the amount of $1.8 million to the former engine service provider, which is no longer due as a result of this termination.   The Company will record the transaction as a reduction of cost of flight operations in the three and nine months ended March 31, 2009. Engine maintenance expense for service to be provided by the new engine service vendor will be recognized as incurred.

JMMS, LLC notified the Company that it is terminating the sale and leaseback agreement between the parties effective March 1, 2009, at which date, pursuant to the agreement, the Company is required to purchase the aircraft at a cost of no more than the $4.2 million. The Company is currently in negotiations to obtain financing and pursuing alternative options relating to the JMMS termination. However, there can be no assurance that such financing or alternative options will be obtained. The lease transaction has been accounted for as a finance lease under SFAS 13.

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Avantair is engaged in the sale and management of fractional ownerships of professionally piloted aircraft for personal and business use. According to AvData, Avantair is the fifth largest company in the North American fractional aircraft industry. As of December 31, 2008, Avantair operated 51 aircraft (which includes 5 core aircraft) with 58 additional Piaggio Avanti II aircraft on order. Avantair operates fixed flight based operations (FBO) in Camarillo, California and, effective August 1, 2008 in Caldwell, New Jersey. The Company also provides aircraft maintenance, concierge and other services to customers and services to the Avantair fleet from hangars and office locations in Clearwater, Florida, Camarillo, California and Caldwell, New Jersey.

Avantair generates revenues primarily through the sale of fractional ownership shares of aircraft, by providing operations, maintenance and management services related to these aircraft, and from the sale of charter cards providing either 15 or 25 hours of flight time per year of access to its aircraft fleet without the requirement of purchasing fractional ownership shares. The Company markets and sells fractional ownership interests to individuals and businesses with a minimum share size of a 1/16 th ownership interest. Under maintenance and management agreements with fractional owners, Avantair provides pilots, maintenance, fuel and hangar space for the aircraft.

In response to the general economic downturn and the resulting growth of charter card sales over fractional share sales industry-wide, in January 2009 Avantair initiated the Axis Club Membership program.  This program is designed to bridge the gap between the financial commitment of a fractional share and charter cards.  This new product offers access to blocks of flight hours for a three year membership fee of $75,000.  The program requires Axis members to purchase a minimum of three blocks of 25 hours of flight time for $80,000 or less, dependent upon the number of memberships purchased, over a three year period.  The program also allows for the conversion of club membership into fractional ownership.  Members are not charged a management fee until they are fractional owners.

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

Avantair presently sources all of its aircraft from a single manufacturer, Piaggio America, Inc. As of December 31, 2008, Avantair had contractual commitments to purchase 58 additional Piaggio Avanti II aircraft through 2013 at wholesale pricing for an aggregate of approximately $338 million from this manufacturer. The Company has been able to defer aircraft deliveries to bring them in line with sales expectations based upon existing economic conditions and the contract provides flexibility to defer aircraft deliveries in the future. At December 31, 2008, the Company had 22 fractional aircraft shares available for sale. In addition to the cost of acquiring aircraft, Avantair’s primary expenses have been related to fuel, aircraft repositioning (i.e., moving an aircraft to another location to accommodate a customer’s need and demonstration flights for sales purposes), maintenance, charters and insurance.

As of December 31, 2008, the Company achieved its goal of profitable income from operations before depreciation and amortization. Management currently estimates that income from operations before depreciation and amortization sufficient to cover interest charges can be achieved on a sustainable basis through either fully fractionalizing 48 aircraft, increasing the sale of charter cards to 150 on an annual basis (either individually or through the Company’s Axis Membership Program), or a combination thereof.  At December 31, 2008, the Company had 43.4 fractionalized aircraft. For the six months ended December 31, 2008, the Company sold 80 charter cards, including 53 in the quarter ended December 31, 2008.  Therefore, Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and aircraft under management as well as increase the number of charter cards sold. The Company believes income from operations before depreciation and amortization is useful to investors as it excludes non-cash expenses that do not directly relate to the operation of fractionalized aircraft. This measure is a supplement to accounting principles generally accepted in the United States of America (“GAAP”) used to prepare the Company’s condensed consolidated financial statements and should not be viewed as a substitute for GAAP measures. In addition, the Company’s non-GAAP measure may not be comparable to non-GAAP measures of other companies. Income from operations according to GAAP would include depreciation and amortization expense, estimated to be approximately $430,000 per month. See also further discussion at “Liquidity and Capital Resources” section following.

 Results of Operations

Three Months Ended December 31, 2008 Compared with Three Months Ended December 31, 2007

Revenues for the three months ended December 31, 2008 were $35.4 million, an increase of 23.7% from $28.6 million for the three months ended December 31, 2007. This increase was the result of a 35% increase in the revenue generated from the sale of fractional aircraft shares to $14.4 million for the three months ended December 31, 2008 from $10.6 million for the comparable 2007 period, an increase of 25.1% in maintenance and management fees to $17.7 million for the three months ended December 31, 2008 from $14.1 million for the comparable 2007 period, a decrease of 25.1% in charter card and demonstration revenue to $2.1 million for the for the three months ended December 31, 2008 from $2.8 million for the comparable 2007 period, and an increase of 21.7% in FBO and other revenue to $1.2 million for the three months ended December 31, 2008 from $1.0 million for the comparable 2007 period.

Revenue from the sale of fractional aircraft shares increased primarily due to an increase in the average number of fractional shares sold through December 31, 2008 from fractional shares sold through December 31, 2007. The sale of fractional shares during the quarter ended December 31, 2008, reflected the results of enhanced sales initiatives, including an emphasis on a national market, the marketing of the fuel efficiency of the Piaggio aircraft and the cost value of an Avantair fractional share compared to light-jet fractional shares of competitors.

The increase in revenue from maintenance and management fees is primarily due to:

•	an increase in the annual maintenance and management fee to $9,650 from $9,400 for new and renewing fractional share owners; and

•	an increase in the number of fractional share owners.

Charter card revenue and demonstration revenue decreased $0.7 million primarily as a result of a $0.4 million decrease in charter card revenue, despite an increase in the charter card sales and a related $3.4 million increase in unearned charter card revenue during the during the second quarter due to the timing of charter card flight hour utilization by owners, and $0.3 million decrease in demonstration revenue as a result of an increase in charter card sales where demonstration flights are not customary and  the reduction in fractional share sales activity during the three months ended December 31, 2008 from the comparable 2007 period.

FBO and other revenue increased 21.7% to $1.2 million for the three months ended December 31, 2008 from $1.0 million for the comparable 2007 period primarily as a result of increased maintenance services provided.

Operating expenses for the three months ended December 31, 2008 were 7.8% higher than the three months ended December 31, 2007, with total operating expenses of $36 million compared to $33.4 million, respectively. The cost of fractional aircraft shares sold increased to $12.3 million for the three months ended December 31, 2008 from $8.9 million for the three months ended December 31, 2007, due to an increase in the average number of fractional shares sold through December 31, 2008 from fractional shares sold through December 31, 2007. The cost of flight operations, together with the cost of fuel, decreased 10.6% to $15.5 million for the three months ended December 31, 2008 from $17.3 million for the three months ended December 31, 2007, primarily due to:

•	a $0.9 million reduction in chartering expenses due to use of the Avantair's core aircraft to alleviate scheduling conflicts and use of enhanced flight optimization software and flight staff training;
•	a $0.3 million decrease in maintenance expense as a result of performing certain engine and airframe maintenance through internally maintained programs rather than through outsourced services; and

•
an 8.5% decrease in the per gallon cost of fuel (as a result of Avantair negotiating lower fuel rates during the three months ended December 31, 2008 and also due to the global decrease in fuel costs) coupled with improved aircraft utility.

General and administrative expenses increased 20.9% to $5.8 million for the three months ended December 31, 2008 from $4.8 million for the three months ended December 31, 2007, primarily due to $0.8 million of increases comprised of payroll and related benefits, system improvements and other expenses related to the Company’s growth, as well as an increase of $0.2 million in legal and accounting expenses primarily due to the write-off of the expenses incurred for the withdrawn warrant offering that had been previously capitalized.

Selling expenses decreased 20.2% to $1.1 million for the three months ended December 31, 2008 from $1.4 million for the three months ended December 31, 2007 due to a decrease of $0.3 million in marketing expenses as a result of a more directed approach to marketing implemented during fiscal year 2009.

Loss from operations was $0.6 million for the three months ended December 31, 2008, a decrease of 86.9% from $4.8 million for the three months ended December, 2007 for the reasons set forth above.

Total other expense was $1.3 million for the three months ended December 31, 2008 compared to $0.5 million for the three months ended December 31, 2007, primarily due to an increase in interest expense of $0.5 million as a result of an increase in floor plan borrowing agreements incurred to acquire aircraft and $0.1 million of interest relating to the financing arrangements with Jet Support Services, Inc.

Net loss decreased to $1.9 million for the three months ended December 31, 2008 compared to $5.3 million for the three months ended December 31, 2007 due to the decrease in loss from operations partially offset by the increase in total other expense discussed above.

Six Months Ended December 31, 2008 Compared with Six Months Ended December 31, 2007

Revenues for the six months ended December 31, 2008 were $68.1 million, an increase of 25.4% from $54.3 million for the six months ended December 31, 2007. This increase was the result of a 31.4% increase in the revenue generated from the sale of fractional aircraft shares to $26.9 million for the six months ended December 31, 2008 from $20.5 million for the comparable 2007 period, an increase of 28.2% in maintenance and management fees to $34.8 million for the six months ended December 31, 2008 from $27.1 million for the comparable 2007 period, a decrease of 9.1% in charter card and demonstration revenue to $4.5 million for the six months ended December 31, 2008 from $4.9 million for the comparable 2007 period, and an increase of 10.4% in FBO and other revenue to $2.0 million for the six months ended December 31, 2008 from $1.8 million for the comparable 2007 period.

Revenue from the sale of fractional aircraft shares increased due to an increase in the average number of fractional shares sold through December 31, 2008 from fractional shares sold through December 31, 2007. The sale of fractional shares during the six months ended December 31, 2008 reflected the results of enhanced sales initiatives, including an emphasis on a national market, the marketing of the fuel efficiency of the Piaggio aircraft and the cost value of an Avantair fractional share compared to light-jet fractional shares of competitors.

Maintenance and management fee revenue increased due to a an increase in the annual maintenance and management fee to $9,650 from $9,400 for new and renewing fractional share owners and the increase in the number of fractional shares sold, as previously mentioned.

Charter card revenue and demonstration revenue decreased $0.5 million primarily as a result of a $0.5 million decrease in demonstration revenue as a result of the increase in charter card sales where demonstration flights are not customary and the reduction in fractional share sales activity during the six months ended December 31, 2008 from the comparable 2007 period.

FBO and other revenue were relatively consistent between the two periods due to increased rent revenue offset by a decrease in remarketing and other revenue.

Operating expenses for the six months ended December 31, 2008 were 11.1% higher than the six months ended December 31, 2007, with total operating expenses of $70.6 million compared to $63.6 million, respectively. The cost of fractional aircraft shares sold increased to $22.9 million for the six months ended December 31, 2008 from $17.0 million for the six months ended December 31, 2007, due to an increase in the average number of fractional shares sold through December 31, 2008 from fractional shares sold through December 31, 2007. The cost of flight operations, together with the cost of fuel, decreased 4.0% to $31.8 million for the six months ended December 31, 2008 from $33.1 million for the six months ended December 31, 2007, primarily due to:

•	a $2.5 million reduction in chartering expenses due to use of the Avantair's core aircraft to alleviate scheduling conflicts and use of enhanced flight optimization software and flight staff training;

•	a $0.3 million decrease in maintenance expense as a result of performing certain engine and airframe maintenance through internally maintained programs rather than through outsourced services; and

•
the above were partially offset by an increase of $1.1 million in pilot expenses, including salaries and related pilot expenses, training, hotel expenses, pilot airfare and living expense due to an increase in pilot headcount for the six months ending December 31, 2008 over the comparable 2007 period.

General and administrative expenses increased 22.8% to $11.5 million for the six months ended December 31, 2008 from $9.4 million for the six months ended December 31, 2007, primarily due to $1.7 million of increases comprised of payroll and related benefits, system improvements and other expenses related to the Company’s growth, $0.2 million in legal and accounting expenses primarily due to the write-off of the expenses incurred for the withdrawn warrant offering that had been previously capitalized, as well as an increase of, $0.2 million in aggregate increases related to fixed based operations including fuel, equipment rental and hangar rent expense partially related to the addition of the new fixed based operation in Caldwell, New Jersey which became effective August 1, 2008.

Selling expenses decreased 16.4% to $2.0 million for the six months ended December 31, 2008 from $2.4 million for the six months ended December, 2007 due to a decrease of $0.4 million in marketing expenses as a result of a more directed approach to marketing implemented during fiscal year 2009.

Loss from operations was $2.5 million for the six months ended December 31, 2008, a decrease of 72.8% from $9.3 million for the six months ended December, 2007 for the reasons set forth above.

Total other expense was $2.7 million for the six months ended December 31, 2008 compared to $0.8 million for the six months ended December 31, 2007, primarily due to an increase in interest expense resulting from an increase in floor plan borrowing agreements incurred to acquire aircraft, financing arrangements with Jet Support Services, Inc., and the write-off of a private debt placement fee against other expense in 2007.

Net loss decreased to $5.2 million for the six months ended December 31, 2008 compared to $10.1 million for the six months ended December 31, 2007 due to the decrease in loss from operations partially offset by the increase in total other expense discussed above.

 Liquidity and Capital Resources

Avantair’s primary sources of liquidity have been cash provided by operations, cash raised from its equity offering with Ardent Acquisition Corp., cash provided from its debt facility with CNM, Inc., cash raised in the preferred stock offering, and other asset based borrowing. The Company uses its cash primarily to fund losses from operations, deposits made on fractional aircraft, leasehold improvements, and the purchase of core aircraft and aircraft which are to be fractionalized but which have not yet been pre-sold. Cash generated from operations has not been sufficient to provide for all the working capital needed to meet Avantair’s present requirements. At December 31, 2008 and June 30, 2008, Avantair had a working capital deficit of approximately $41.7 million and $30.2 million, respectively, and an accumulated deficit of approximately $82.2 million and $77.0 million, respectively. As of December 31, 2008, cash and cash equivalents amounted to approximately $7.8 million and total assets to $179.1 million. The cash and cash equivalent balance decreased $11.3 million from June 30, 2008 and total assets decreased $25.3 million. The decrease in cash and cash equivalents occurred primarily as a result of repayment of approximately $5.2 million of indebtedness incurred under floor plan financing of a fractionalized aircraft, payment of $1.6 million for deposits on future aircraft deliveries, and $3.2 million repayment of debt, in addition to expenditures for the cost of operations, including amounts accrued at June 30, 2008, insurance and capital and leasehold improvements.

Avantair’s Axis Membership Program, designed to bridge the gap between the financial commitment of a fractional share and charter cards, may require the Company to acquire aircraft to satisfy the increased flight hour demands on its core aircraft fleet if its core utility is strained.  However, there can be no assurance that membership program sales will be sufficient to compensate for a decrease in fractional share sales, or that financing of additional aircraft acquired to service this program will be available.

As of December 31, 2008, the Company’s recurring losses resulted in an accumulated deficit of approximately $82.2 million and a working capital deficiency of approximately $41.7 million. Management currently estimates that income from operations before depreciation and amortization sufficient to cover interest charges can be achieved on a sustainable basis through either fully fractionalizing 48 aircraft, increasing the sale of charter cards to 150 on an annual basis (either individually or through the Company’s Axis Membership Program), or a combination thereof.  At December 31, 2008, the Company had 43.4 fractionalized aircraft. For the six months ended December 31, 2008, the Company sold 80 charter cards, including 53 in the quarter ended December 31, 2008. Therefore, Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and aircraft under management as well as increase the number of charter cards sold. The Company believes income from operations before depreciation and amortization is useful to investors as it excludes non-cash expenses that do not directly relate to the operation of fractionalized aircraft. This measure is a supplement to accounting principles generally accepted in the United States of America (“GAAP”) used to prepare the Company’s condensed consolidated financial statements and should not be viewed as a substitute for GAAP measures. In addition, the Company’s non-GAAP measure may not be comparable to non-GAAP measures of other companies. Income from operations according to GAAP would include depreciation and amortization expense, estimated to be approximately $430,000 per month. In connection with future financing of growth, the Company may obtain additional funds through equity financing, including the sale of additional shares of common stock, assets sales, accelerated payments of maintenance and management fees, debt financing, or a combination thereof. The Company believes that its capital on hand, as may be augmented by these means to fund future growth, is sufficient to continue operations for the foreseeable future.

The Company continuously reviews its cost structure for means to optimize cash expenditures, such as by establishing more favorable fuel arrangements with suppliers.  As a component of the Company’s overall cost curtailment initiatives, in January 2009, a nationally recognized, accredited engine maintenance vendor replaced another vendor (the former engine service vendor) in providing engine maintenance service for certain Piaggio aircraft engines.  As a result, the former engine service provider will reimburse the Company approximately $1.1 million, which represents amounts paid by the Company where the related services were not performed. In addition, the accompanying condensed balance sheet includes a liability in the amount of $1.8 million to the former engine service provider, which is no longer due as a result of this termination.   The Company will record the transaction as a reduction of cost of flight operations in the three and nine months ended March 31, 2009.

Financing Arrangements

Avantair’s financing arrangements at December 31, 2008, are described below:

Wells Fargo Equipment Finance, Inc.: In February 2005, the Company entered into financing arrangements for the purchase of three aircraft under various notes payable with Wells Fargo Equipment Finance, Inc. In January 2008, the Company sold one of these aircraft and repaid the outstanding balance on the related note payable. The notes outstanding at December 31, 2008 in the amount of $3,293,756 are payable in monthly installments ranging from $10,644 to $38,480 with interest ranging from 5.96% to 6.12% per annum, through 2012. The notes are collateralized by the aircraft.

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

In addition, the Company entered into another payment arrangement with JSSI by means of a $525,000 promissory note dated July 31, 2008 with five monthly payments of $105,000 commencing August 1, 2008. The note constitutes payment of the purchase of airframe parts inventory by the Company from JSSI. The Company repaid the full amount of the term loan in December 2008.

Bank of America, Inc.: In January 2007, the Company assumed a term loan totaling $2,290,640 from Bank of America in connection with the acquisition of the outstanding interest in Aircraft Support. The term loan provided for monthly installments of $9,550 plus interest at LIBOR plus 2% through July 1, 2011. The Company repaid the full amount of the term loan with the execution of a new note agreement with Century Bank on August 2, 2007 as detailed below.

JMMS, Inc.: On August 11, 2006, the Company entered into a sale and leaseback agreement with JMMS, LLC (JMMS). The lease transaction has been accounted for as finance lease under SFAS 13 and provides for monthly payments of $39,500 through July 11, 2011.  JMMS notified the Company that it is terminating the leaseback agreement effective March 1, 2009, at which date, pursuant to the agreement, Avantair is required to purchase the aircraft at a cost of no more than the $4.2 million price paid by JMMS.

Century Bank, F.S.B.: In August 2007, the Company and Century Bank F.S.B. executed a $2.2 million note agreement for the purchase of one aircraft. The note outstanding at December 31, 2008 in the amount of $2,018,302 is payable in monthly installments of $27,175 with interest of 8.25% per annum, through July 1, 2011. The note is collateralized by the aircraft.

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

Midsouth Services, Inc.: On October 10, 2007, the Company entered into a sale and leaseback agreement with Midsouth Services, Inc. The lease transaction has been accounted for as a finance lease under SFAS 13 and provides for monthly payments of $39,500 through October 1, 2021.

In addition, on November 18, 2008, the Company entered into an aircraft deposit agreement with MidSouth, for a term of twelve months, which provides for up to approximately $600,000 of financing for the payment to the aircraft manufacturer of deposits on future deliveries. As consideration for providing the deposit for the aircraft during the term of this agreement, the Company has agreed to pay MidSouth a monthly transaction fee of $9,000 commencing December 2008.

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

Interest Rate Risk

Avantair is subject to market risk from exposure to changes in interest rates associated with its debt facility with Wells Fargo Bank and its debt facility with Wachovia Bank. The current liability, pursuant to which Avantair is obligated to pay Wells Fargo Bank, has an interest rate that is 1.0% above prime. The current liability, pursuant to which Avantair is obligated to pay Wachovia Bank, has an interest rate that is equal to the LIBOR rate plus 4.0%. At December 31, 2008, the liabilities of Avantair with exposure to interest rate risk were approximately $3.2 million.

Item 4T. Controls and Procedures.

As of December 31, 2008, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a- 15(e) under the Securities Exchange Act of 1934, as amended. This evaluation included a review of our disclosure controls and procedures to determine if they are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports and is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of December 31, 2008, our disclosure controls and procedures were ineffective based on the material weaknesses in our internal controls over financial reporting.

Management has made its evaluation of our disclosure controls and procedures as of December 31, 2008. Avantair is aware of the existence of a material weakness in the design and operation of Avantair’s internal controls over financial reporting that could adversely affect its ability to record, process, and report financial information consistent with the assertions of management in the financial statements and concludes that the internal controls are ineffective as of December 31, 2008. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

In addition, during the first quarter of fiscal year 2009, the Company established a Financial Reporting Committee (FRC) to assist in the oversight of (1) the integrity of the Company's financial statements, (2) the Company's compliance with legal and regulatory requirements and (3) the preparation and presentation of the Company’s financial statements; accounting and financial reporting principles; internal controls; and procedures designed to assure compliance with accounting standards and applicable laws and regulations.

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

Because Avantair has not completed its remediation plan, management has concluded that a material weakness in the operation of our disclosure controls and procedures exists and that controls are ineffective at December 31, 2008. Any failure to effectively address a material weakness or other control deficiency of Avantair or implement required new or improved controls, or difficulties encountered in their implementation, could disrupt Avantair’s ability to process key components of its results of operations and financial condition timely and accurately and cause Avantair to fail to meet its reporting obligations under rules of the Securities and Exchange Commission.

There has been no change in the our internal control over financial reporting during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time the Company is party to various legal proceedings in the normal course of business involving principally commercial charter party disputes. It is expected that these claims would be covered by insurance if they involve liabilities that arise from collision, other casualty, death or personal injuries to crew, subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. At December 31, 2008, there were no legal proceedings which outside counsel anticipates would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

In addition, on June 17, 2008, the Company filed with the Securities and Exchange Commission a post-effective amendment on Form S-3 to the Company’s Registration Statement on Form S-1 (No. 333-121028). Upon effectiveness of the amendment, the registration statement was available for the issuance of shares of common stock upon exercise of the Company’s outstanding publically traded warrants.

On November 14, 2008, the Company commenced a warrant retirement program, which offered the holders of its 13,800,000 publically traded warrants the opportunity to exercise those warrants on an amended term for a limited time. The Company modified the 13,800,000 warrants to reduce the per-share exercise price from $5.00 to $2.75. In addition, for each warrant exercised by a holder at the reduced exercise price, the holder would have had the option to engage in a cashless exercise by exchanging ten additional warrants for one additional share of common stock. Warrants tendered for cashless exercise may only be tendered in groups of ten and no fractional shares were to be issued for odd lots of nine or less. Pursuant to a tender offer that expired on December 12, 2008, the Company announced the completion of the warrant retirement program. Under the tender offer, no warrants were exercised and the Company decided not to extend the offer. The original terms of the warrants are now reinstituted and the warrants will expire on February 23, 2009, unless earlier redeemed according to their original terms.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders through the solicitation of proxies or otherwise during the quarter ended December 31, 2008.

 Item 6. Exhibits.

See exhibit index.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

February 13, 2009

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