Form 10-Q
period 2009-03-31
Avantair, Inc
filed 2009-05-15
CIK 1303849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐    No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

As of May 15, 2009, there were 15,320,415 shares of the Registrant’s Common Stock outstanding.

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

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS

	March 31,	June 30,
	2009	2008
	(Unaudited)	(Note 2)
CURRENT ASSETS
Cash and cash equivalents	$5,932,904	$19,149,777
Accounts receivable, net of allowance for doubtful accounts of $184,815 at March 31, 2009 and $213,487 at June 30, 2008	5,080,185	5,692,809
Inventory	125,188	252,407
Current portion of aircraft costs related to fractional sales	38,735,670	40,417,203
Current portion of notes receivable	420,883	832,107
Prepaid expenses and other current assets	879,493	2,173,992

Total current assets	51,174,323	68,518,295

Aircraft costs related to fractional share sales, net of current portion	78,247,776	92,383,071

Property and equipment, at cost, net of accumulated depreciation and amortization of $13,104,726 at March 31, 2009 and $8,989,277 at June 30, 2008	22,645,501	25,663,264

OTHER ASSETS
Cash- restricted	2,583,213	2,826,290
Deposits on aircraft	9,113,924	8,679,277
Deferred maintenance on aircraft engines	1,667,577	2,228,509
Notes receivable-net of current portion	-	1,008,223
Goodwill	1,141,159	1,141,159
Other assets	1,555,767	2,029,367

Total other assets	16,061,640	17,912,825

Total assets	$168,129,240	$204,477,455

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' DEFICIT

	March 31,	June 30,
	2009	2008
	(Unaudited)	(Note 2)
CURRENT LIABILITIES
Accounts payable	$3,973,998	$4,718,355
Accrued liabilities	4,340,687	5,528,472
Customer deposits	468,072	1,905,682
Short-term notes payable	16,359,110	15,775,260
Current portion of long-term notes payable	7,047,006	6,648,093
Current portion of deferred revenue related to fractional aircraft share sales	45,688,127	47,778,900
Unearned management fee and charter card revenues	15,965,760	16,316,044

Total current liabilities	93,842,760	98,670,806

Long-term notes payable, net of current portion	18,548,810	23,856,322
Deferred revenue related to fractional aircraft share sales, net of current portion	74,325,009	96,525,785
Other liabilities	2,794,015	2,636,730

Total long-term liabilities	95,667,834	123,018,837

Total liabilities	189,510,594	221,689,643

COMMITMENTS AND CONTINGENCIES
Series A convertible preferred stock, $.0001 par value, authorized 300,000 shares; 152,000 shares issued and outstanding	14,506,136	14,439,358

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, authorized 700,000 shares; none issued	-	-
Common stock, Class A, $.0001 par value, 75,000,000 shares authorized, 15,320,415 shares issued and outstanding at March 31, 2009 and 15,286,792 shares issued and outstanding at June 30, 2008	1,532	1,529
Additional paid-in capital	44,471,978	45,314,393
Accumulated deficit	(80,361,000)	(76,967,468)

Total stockholders' deficit	(35,887,490)	(31,651,546)

Total liabilities and stockholders' deficit	$168,129,240	$204,477,455

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Revenues
Fractional aircraft sold	$12,611,388	$11,183,245	$39,477,850	$31,633,495
Maintenance and management fees	18,027,667	14,998,644	52,807,156	42,121,457
Charter card and Axis Club Membership revenue	2,904,058	1,940,246	6,502,851	5,464,332
Other revenues	1,109,582	1,823,274	3,955,678	5,010,890

Total revenue	34,652,695	29,945,409	102,743,535	84,230,174

Operating expenses
Cost of fractional aircraft shares sold	10,692,513	9,404,328	33,620,690	26,373,438
Cost of flight operations	12,792,261	13,322,523	37,001,228	38,809,119
Vendor service reimbursement (see Note 3)	(2,951,867)	-	(2,951,867)	-
Cost of fuel	2,956,377	4,767,280	10,529,802	12,373,941
General and administrative expenses	5,962,230	5,499,457	17,451,537	14,852,400
Selling expenses	712,736	978,999	2,729,170	3,392,324
Depreciation and amortization	1,240,262	1,132,865	3,640,783	2,878,978
Total operating expenses	31,404,512	35,105,452	102,021,343	98,680,200

Income (loss) from operations	3,248,183	(5,160,043)	722,192	(14,450,026)

Other income (expenses)
Interest income	12,963	83,316	38,872	418,169
Gain on sale of assets	-	341,370	-	341,370
Other income	748	-	2,248	-
Interest expense	(1,439,661)	(705,222)	(4,156,844)	(1,855,053)
Total other expenses	(1,425,950)	(280,536)	(4,115,724)	(1,095,514)

Net income (loss)	1,822,233	(5,440,579)	(3,393,532)	(15,545,540)

Preferred stock dividend and accretion of expenses	(364,053)	(367,982)	(1,127,670)	(535,859)
Net income (loss) attributable to common stockholders	$1,458,180	$(5,808,561)	$(4,521,202)	$(16,081,399)

Earnings (loss) per common share:
Basic and diluted	$0.10	$(0.38)	$(0.30)	$(1.06)

Weighted- average common shares outstanding:
Basic and diluted	15,289,929	15,220,817	15,297,410	15,220,817

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders' Deficit
Nine Months Ended March 31, 2009
(Unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2008	15,286,792	$1,529	-	$-	$45,314,393	$(76,967,468)	$(31,651,546)

Expenses associated with registration of shares					(1,865)		(1,865)

Stock-based compensation					292,207		292,207

Dividend on Series A convertible preferred stock and accretion of issuance costs					(1,127,670)		(1,127,670)

Issuance of shares in connection with vested restricted stock, net of shares surrendered in lieu of payroll taxes	33,623	3			(5,087)		(5,084)

Net loss						(3,393,532)	(3,393,532)

Balance at March 31, 2009	15,320,415	$1,532	-	$-	$44,471,978	$(80,361,000)	$(35,887,490)

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
OPERATING ACTIVITIES:
Net loss	$(3,393,532)	$(15,545,540)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,640,783	2,878,978
Gain on sale of assets	-	(341,370)
Stock-based compensation	292,207	345,937
Decrease in bad debt expense	(28,672)	(260,398)

Changes in operating assets and liabilities:
Accounts receivable	641,296	(246,643)
Inventory	127,219	(30,105)
Deposits on aircraft	(434,647)	(2,561,056)
Deferred maintenance agreement on aircraft engines	560,932	178,499
Prepaid expenses and other current assets	1,294,499	(1,430,803)
Notes receivable	1,419,447	1,074,557
Aircraft costs related to fractional shares	15,816,828	(24,538,004)
Other assets	473,600	(501,906)
Accounts payable	(744,357)	4,783,784
Accrued liabilities	(2,253,761)	(543,312)
Unearned management fees and charter card revenue	(350,284)	4,066,885
Cash-restricted	243,077	125,154
Customer deposits	(1,437,610)	152,693
Other liabilities	157,285	588,229
Deferred revenue related to fractional aircraft share sales	(24,291,549)	11,454,005
Net cash used in operating activities	(8,267,239)	(20,350,416)

INVESTING ACTIVITIES:
Capital expenditures	(623,020)	(3,455,906)
Net cash used in investing activities	(623,020)	(3,455,906)

FINANCING ACTIVITIES:
Borrowings under long-term notes payable	-	2,200,000
Borrowings under short-term notes payable	6,325,000	15,706,247
Principal payments on long-term notes payable	(4,908,599)	(5,580,066)
Principal payments on short-term notes payable	(5,741,150)	(10,180,750)
Proceeds from issuance of preferred stock-net	-	13,881,388
Cost of stock redemption/registration	(1,865)	(360,321)
Net cash (used in) provided by financing activities	(4,326,614)	15,666,498

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
Net decrease in cash and cash equivalents	$(13,216,873)	$(8,139,824)
Cash and cash equivalents, beginning of the period	19,149,777	12,577,468
Cash and cash equivalents, end of the period	$5,932,904	$4,437,644

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:
Interest paid (net of amounts capitalized)	$4,156,844	$1,344,997

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Accretion of Series A convertible preferred stock	$66,778	$2,353
Dividends payable on Series A convertible preferred stock	$1,060,892	$531,478
Common shares surrendered in lieu of payroll taxes	$5,084	$-
Aircraft purchased under capital lease obligation	$-	$4,828,642
Aircraft purchased under long-term notes payable	$-	$3,906,900
Charter card issued as partial consideration of aircraft purchase	$-	$95,600
Aircraft sold through settlement of note payable	$-	$457,560

See Notes to Condensed Consolidated Fanancial Statements.

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

Avantair is engaged in the sale and management of fractional ownerships of professionally piloted aircraft for personal and business use and access to its aircraft fleet through either 15 or 25 hour time cards (either individually or through the Company’s Axis Club Membership program). As of March 31, 2009, Avantair’s aircraft fleet was comprised of:

Aircraft for Fractional Ownership	Company Owned and Managed	Leased and Company Managed	Total
46	4	2	52

At March 31, 2009, Avantair had 57 additional Piaggio aircraft on order. Avantair operates fixed flight based operations (FBO) in Camarillo, California and effective August 1, 2008, in Caldwell, New Jersey. The Company also provides aircraft maintenance, concierge and other services to customers and services to the Avantair fleet from hangars and office locations in Clearwater, Florida, Camarillo, California and Caldwell, New Jersey.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Reporting

The accompanying unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period presentation. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Avantair, Inc. (the “Company”) for the fiscal year ended June 30, 2008. The interim condensed operating results are not necessarily indicative of the results for a ful1 year or any interim period. The June 30, 2008 consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Basis of Presentation

All material intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

 The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the successful recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. As of March 31, 2009, the Company’s recurring losses resulted in an accumulated deficit of approximately $80.4 million and a working capital deficiency of approximately $42.7 million. The Company’s primary sources of operating funds are the collection of management and maintenance fees from fractional share owners as well as the sale of fractional ownership shares, charter cards and, effective January 2009, Axis Club Memberships. Sales by product category follow:

	Unit Sales for the Three Months Ended
	September 30, 2008	December 31, 2008	March 31, 2009	Total
New Fractional shares	19.5	17	-	36.5
Charter cards	27	53	29	109
Axis Club Memberships	N/A	N/A	2	2

Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and aircraft under management as well as increase the number of charter cards and Axis Club Memberships sold. In connection with future financing of growth, the Company may obtain additional funds through equity financing, including the sale of additional shares of common stock, assets sales, accelerated payments of maintenance and management fees, debt financing, or a combination thereof. In addition, the Company is in active discussions of options to secure financing of future aircraft deliveries for use in satisfying the demand of the growing charter card product line. The Company believes that its capital on hand, as may be augmented by these means to fund future growth, is sufficient to continue operations for the foreseeable future.

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

Revenue Recognition

Avantair is engaged in the sale and management of fractional ownerships of professionally piloted aircraft for personal and business use and access to its aircraft fleet through either 15 or 25 hour time cards (either individually or through the Company’s Axis Club Membership program). In the case of fractional ownership sales, the aircraft are sold in 1/16th shares or multiples thereof. The purchase agreement grants the customer the right to the use of the aircraft for a specified number of hours each year the aircraft is in service. When a customer purchases a fractional share, they are also required to enter into a five-year management and maintenance agreement. Under the terms of the maintenance and management agreement, the Company agrees to manage, operate and maintain the aircraft on behalf of the customer in exchange for a fixed monthly fee. Time cards provide customers with hours of flight for a fixed fee.

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

Management and Maintenance Agreement

Revenue earned in connection with the management and maintenance agreements with fractional share owners is recognized ratably over the term of the agreement or five years. If a customer prepays its management and maintenance fee for a period of one year or longer, the prepayment is recorded as unearned revenue and amortized into revenue on a monthly basis in accordance with the schedule provided for within each agreement.

Charter Card and Axis Club Membership Revenue

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

Axis Club Membership revenue. During the quarter ended March 31, 2009, the Company initiated the Axis Club Membership program that offers customers access to blocks of flight time at a discount from standard charter card rates for a set, three year membership fee. The program requires that Axis Club members purchase a minimum of three 25 hour blocks of flight time cards over the three year membership term. Axis Club Membership fees are paid in advance, deferred and recognized over the three year membership term. Similar to standard charter card sales, payment for time cards sold through the Axis Club Membership program are collected in advance of access to the aircraft fleet, deferred and recognized as revenue on an incremental basis as aircraft hours are flown.

Other Revenues

Other revenues are comprised primarily of revenue from demonstration flights, revenue from the sale of fuel at the Company’s FBO facilities and revenue from rental of hangar space at the Company’s operating locations. Revenue from fuel sales and hangar rentals are recorded when goods are delivered or services are rendered. Demonstration revenue is earned as the Company charges prospective new aircraft share owners on an hourly basis for each hour the prospective share owners are flown to demonstrate the quality and capabilities of the aircraft. The Company recognizes revenue related to these demonstration flights when the flight is completed.

Prepaid Pilot Training

The costs related to the training of pilots as required by Federal Aviation Regulations are capitalized and amortized over the twelve month certification period.

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

 Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 (“SFAS No. 109”), “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets to the amounts expected to be realized. In addition, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 18 “Accounting for Income Taxes in Interim Periods- an interpretation of APB Opinion No. 28,” the Company calculated an annual effective tax rate to determine the interim period income tax provisions; however, although the Company recognized income for the three months ended March 31, 2009, no tax liability was accrued as the Company expects to be in a net loss position for the year.

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

The Company accounts for share-based compensation to employees and directors in accordance with SFAS 123(R) “Share-Based Payment,” which requires the recognition of compensation expense for employee stock options and other share-based payments. Under SFAS 123(R), expense related to employee stock options and other share-based payments is recognized over the relevant service period based on the fair value of each stock option grant. In addition, the Company recognizes in its Condensed Consolidated Statements of Operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. Compensation expense for equity-based awards is recognized over the requisite service period, usually the vesting period, while compensation expense for liability-based awards (those usually settled in cash rather than stock) is measured to fair-value at each balance sheet date until the award is settled.

Stock-based compensation expense related to these plans, which is included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations, was $95,708 and $287,124 for the three and nine months ended March 31, 2009 and was $116,000 and $347,000 for the three and nine months ended March 31, 2008, respectively. There were no related income tax benefits recognized in the accompanying Condensed Consolidated Statements of Operations for the three or nine months ended March 31, 2009 or for the comparable 2008 periods. The Company made no stock option or restricted stock grants during the three months ended March 31, 2009. As of March 31, 2009, the Company had 85,013 shares of restricted stock and 150,000 stock options outstanding. The Company did not issue warrants during the three months ended March 31, 2009.

Earnings (loss) Per Share

Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

For the three months ended March 31, 2009, a total of 15,281,013 share-equivalents of potentially dilutive securities were excluded from the calculation of diluted earnings per share. These securities were comprised of 150,000 options to purchase shares of common stock and 300,000 unit purchase options (with each unit consisting of one share and two warrants that expire February 23, 2010) which were outstanding during the periods but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive as calculated under the treasury method promulgated by SFAS No. 128, Earnings Per Share (“SFAS 128”). In accordance with SFAS 128’s contingently issuable shares provision, 85,013 shares of performance-based, unvested common stock awards (“restricted stock”) granted were not included in the calculation because all the necessary conditions for vesting had not been satisfied. In addition, 14,146,000 warrants to purchase shares of the Company’s common stock were not included in the calculation of diluted earnings per share as they were antidilutive and expired on February 23, 2009. For the nine months ended March 31, 2009, a total of 15,281,013 share-equivalents of potentially dilutive securities were excluded from the calculation of diluted loss per share which were comprised of 14,146,000 warrants to purchase shares of the Company’s common stock, 85,013 shares of restricted stock, 300,000 unit purchase options (with each unit consisting of one share and two warrants that expire February 23, 2010) and 150,000 outstanding options since the effect of outstanding options and warrants is antidilutive due to the losses incurred by the Company. For the three and nine months ended March 31, 2008, a total of 15,410,000 share-equivalents of potentially dilutive securities were excluded from the calculation of diluted loss per share which were comprised of 14,146,000 warrants to purchase shares of the Company’s common stock, 214,000 shares of restricted stock, 300,000 unit purchase options (with each unit consisting of one share and two warrants that expire February 23, 2010) and 150,000 outstanding options since the effect of outstanding options and warrants is antidilutive due to the losses incurred by the Company.

Fair Value Measurements

Effective July 1, 2008, the Company adopted the provisions of SFAS No. 157 (“SFAS 157”), “Fair Value Measurements” and SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FASB Statement No. 115.” SFAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. During the nine months ended March 31, 2009, the Company has elected not to use the fair value option permitted under SFAS 159 for any of its financial assets and financial liabilities that are not already recorded at fair value.

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts. The Company also considers the EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” which provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS 133. The Company evaluates the conversion feature embedded in its Series A Convertible Preferred Stock at each reporting period based on the criteria of SFAS 133 and EITF 00-19 to determine whether the conversion feature would be required to be bifurcated from the Preferred Stock and accounted for separately as a derivative.  Based on management’s evaluation, the embedded conversion feature did not require bifurcation and derivative accounting as of March 31, 2009.

Reclassifications

Certain balances for the three and nine months ended March 31, 2008 were reclassified to conform to classifications adopted in the current period.

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

In October 2008, the FASB issued FSP No. FAS 157-3 (“FSP 157-3”), “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active, ” which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP 157-3 is effective immediately and includes those periods for which financial statements have not been issued. The Company does not have any financial assets that are valued using inactive markets, and therefore is not impacted by the issuance of this standard.

 In June 2008, the FASB issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock, and therefore, would qualify for the first part of the scope exception in paragraph 11(a) of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. The EITF proscribes a two-step approach under which the entity would evaluate the instrument’s contingent exercise provisions and then the instrument’s settlement provisions, for purposes of evaluating whether the instrument (or embedded feature) is indexed to the entity’s stock. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of EITF 07-05 and its impact on its financial condition, results of operations and cash flows.

No other pronouncements have been recently issued that Avantair believes will have a material impact on Avantair’s financial position and results of operations.

NOTE 3 – VENDOR SERVICE REIMBURSEMENT

Operating expenses for the three and nine months ended March 31, 2009 has been reduced by a $2.95 million credit recognized as a result of the replacement of the Company’s former engine service vendor with another nationally recognized, FAA certified engine maintenance vendor in January 2009. The Company’s policy for engine maintenance is to record the expense as incurred. The Company’s arrangements with the former engine service vendor were similar to an insurance contract whereby maintenance of the engines were performed by the former engine service vendor for a negotiated fee per flight hour per engine. Consistent with the policy for expensing engine repairs as incurred, the Company expensed the per hour per engine fee based on actual flight time. As a result of the termination of their services, the former engine service vendor reimbursed the Company approximately $1.1 million during March 2009, representing amounts paid by the Company for related services not performed. In addition, a $1.85 million liability to the former engine service provider included in accounts payable in the Company’s condensed consolidated balance sheet at December 31, 2008 is no longer due as a result of this termination and was credited in March 2009 against operating expenses.

 NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

On August 4, 2008, the Company terminated the month- to- month lease agreement for the property located at 155 Passaic Avenue, Fourth Floor, Fairfield, New Jersey, which offered 100 square feet of office space.

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

As of March 31, 2009, the Company has agreed to purchase 57 additional Avanti II P-180 aircraft from Piaggio America. The total commitment including recent proposed vendor price escalation is approximately $364 million to be delivered through fiscal 2013.

From time to time, the Company may lease aircraft that require purchase commitments. Please see “Financing Commitments” and Note 7- “Subsequent Events” below.

Financing Commitments- Short-term notes payable

CNM, Inc.

On October 2, 2006, the Company and CNM, Inc. (“CNM”) and its principal stockholders entered into a revolving credit agreement (the “Agreement”) that provided for the Company to borrow $7,600,000 from CNM. This borrowing was conditional on the execution of a definitive stock purchase agreement with a public company, which occurred on October 2, 2006. The parties also agreed that upon the completion of the stock purchase agreement and approval of the proposed acquisition by the public company stockholders, the Company would repay a minimum of $19,000,000 of the borrowings under the revolving credit agreement. Per the terms of the Agreement, upon the completion of the Reverse Merger, the Company repaid approximately $19,000,000 of the borrowings under the revolving credit agreement with CNM.

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

Under the agreement, the Company also has agreed to provide the principal stockholder of CNM 100 hours of use of its aircraft over the three-year period. The fair value of aircraft usage of approximately $200,000 was accrued and will be amortized to interest expense over the term of the remaining debt under a method that will produce a constant periodic rate of return. In the fiscal quarter ended March 31, 2009, CNM used its remaining hours.

In August 2007, the Company and CNM executed a new note agreement which converted an outstanding note obligation of approximately $7,000,000 into a term loan payable monthly over three years and bearing interest at 10% per annum. CNM also assumed a promissory note due to Wells Fargo Bank for $2,900,000 which was included as part of this new note agreement. The Company accounted for this conversion in accordance with EITF Issue No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.” Borrowings outstanding under these arrangements at March 31, 2009 totaled approximately $4.5 million.

Midsouth Services, Inc.

On October 3, 2007, the Company entered into a floor plan agreement with Midsouth Services, Inc. (“Midsouth”) which provided for up to approximately $5.1 million of financing for aircraft to be acquired from Piaggio America, Inc., extended on a month-to-month basis from April 2008 and repaid in July 2008. Effective March 3, 2008, the Company entered into a second floor plan agreement with Midsouth that provided for up to $5.3 million of financing for aircraft to be acquired from Piaggio America, Inc. for the six month period commencing with the first delivery of aircraft under the plan. Each agreement required a $75,000 monthly facility fee with payment of any outstanding borrowings due in full prior to taking delivery of additional aircraft. Midsouth also agreed, at the option of the Company, to provide an additional loan in the amount of $5.3 million, with terms and conditions of the additional loan substantially similar to the terms of the March 2008 loan, upon expiration of the October 3, 2007 floor plan agreement.

On July 31, 2008, the Company entered into two new Floor Plan Finance Agreements (each, an “Agreement” and collectively "the Agreements"), pursuant to which MidSouth has agreed to extend credit to the Company in an amount not to exceed $5,345,000 under each Agreement ($10,690,000 in total for the Agreements), for an initial term of three months for each Agreement. Indebtedness under the Agreements was used by the Company to fund the purchase of new Piaggio P-180 aircraft. The Company renewed the Agreements for three consecutive additional one month terms at the expiration of the initial term and on a month-to-month basis thereafter. The effective dates of the two Agreements are July 31, 2008, and August 1, 2008, respectively.  The Company has agreed to pay to the Lender a monthly facility fee of $75,000 under each Agreement. In connection with the entry into the Agreements, on July 31, 2008, the Company terminated the prior Floor Plan Finance Agreements dated March 3, 2008 and October 3, 2007 between the Company and Midsouth.

On November 18, 2008, the Company entered into an aircraft deposit agreement with MidSouth, for a term of twelve months, which provides for up to approximately $0.6 million of financing for the payment to the aircraft manufacturer of deposits on future deliveries. As consideration for providing the deposit for the aircraft during the term of this agreement, the Company has agreed to pay MidSouth a monthly transaction fee of $9,000 commencing December 2008. Borrowings outstanding under this arrangement at March 31, 2009 totaled $0.6 million.

Further, on April 2, 2009, the Company entered into two Floor Plan Agreements with Midsouth to replace the Lender’s existing Floor Plan Agreements dated July 31, 2008 and August 1, 2008. See “Note 7- Subsequent Events” below.

Century Bank, F.S.B.

On May 29, 2008, the Company entered into a Promissory Note (“Note”) with Century Bank, F.S.B. (“Lender”), pursuant to which Lender agreed to provide financing to the company in the amount of $5,200,000 to be used towards the purchase of a new Piaggio P-180 aircraft. The Company paid the following fees for the Note: (1) $37,500 on the effective date of the Note and (2) $75,000 on the 30th day of the each month thereafter until repayment in full of the principal amount of the Note (“Term”). In July 2008, the Company repaid the full amount of the Note with Century Bank, F.S.B. and paid a fee of $26,000, constituting 0.5% of the principal balance.

On January 9, 2009, the Company entered into a new Note with the Lender, pursuant to which Lender agreed to provide financing to Borrower in the amount of $5,200,000 to be used towards the purchase of new Piaggio P-180 aircraft. Borrower will pay the following fees for the Note:  (1) $75,000 on the effective date of the Note and (2) $75,000 on the 9th day of each month thereafter until repayment in full of the principal amount of the Note.  The principal amount of the Note shall be paid in full within 120 days from the effective date of the Note.  Borrower shall make partial payments to Lender in $325,000 increments upon the closing of each fractional interest and Lender shall provide partial lien releases as to the respective fractional interests sold.  Additionally, Borrower will also pay a fee of $52,000 at the time of repayment in full of the principal amount of the Note, constituting a fee of 1% of the principal amount.  If repayment is made in full within 90 days after the effective date of this Note, the fee will be reduced to $26,000, constituting a fee of 0.5% of the principal amount. Borrowings outstanding under this arrangement at March 31, 2009 totaled $5.2 million.

Financing Commitments- Long-term notes payable

Wells Fargo Equipment Finance, Inc.

In February 2005, the Company entered into financing arrangements for the purchase of three aircraft under various notes payable with Wells Fargo Equipment Finance, Inc. In January 2008, the Company sold one of these aircraft and repaid the outstanding balance on the related note payable. The notes outstanding at March 31, 2009 in the amount of $3,195,374 are payable in monthly installments ranging from $10,644 to $38,480 with interest ranging from 5.96% to 6.12% per annum, through 2012. The notes are collateralized by the aircraft.

Jet Support Services, Inc.

On April 24, 2006, Avantair financed an aircraft maintenance program contract with Jet Support Services, Inc. (“JSSI”) in the amount of $3.4 million. The promissory note provides for seven monthly installments of $145,867 and 53 monthly installments of $45,867, including interest at 7% per year. On April 15, 2008, the Company entered into a payment arrangement with JSSI by means of a $5.5 million promissory note. The note matures on April 1, 2011 and bears interest at the rate of 10% per annum, with 35 monthly payments of principal and interest in an amount of $185,127 beginning on June 2, 2008. The note covers the balance of the aforementioned $3.4 million promissory note, other costs and fees to be paid by the Company under service agreements with JSSI and related deferred financing costs of approximately $1.0 million which will be amortized over the life of the note using the effective interest method. In connection with the parties entering into this payment arrangement and the $5.5 million promissory note, the parties terminated the airframe maintenance contract and have agreed to apply the unamortized prepayment under the airframe maintenance contract to the engine maintenance program and will amortize this amount over the remaining 37 month term of that program. Borrowings outstanding under this arrangement at March 31, 2009 totaled $4.1 million.

In addition, the Company entered into another payment arrangement with JSSI by means of a $525,000 promissory note dated July 31, 2008 with five monthly payments of $105,000 commencing August 1, 2008. The note constitutes payment of the purchase of airframe parts inventory by the Company from JSSI. The Company repaid the full amount of the term loan in December 2008.

JMMS, Inc.

On August 11, 2006, the Company entered into a sale and leaseback agreement with JMMS, LLC. The lease transaction has been accounted for as a finance lease under FASB Statement No. 13 “Accounting for Leases,” (“SFAS 13”) and provides for monthly payments of $39,500 through July 11, 2011. JMMS, LLC notified the Company that it is terminating the sale and leaseback agreement between the parties effective March 1, 2009, at which date, pursuant to the agreement, the Company was required to purchase the aircraft at a cost of no more than $4.2 million. The Company is currently in negotiations to obtain financing and pursuing alternative options relating to the JMMS termination and as a result the closing date of the transaction was extended past March 1, 2009, but no later than June 30, 2009. In consideration for extending the period to close, the Company will make monthly payments for three consecutive months or until the closing of the aircraft, whichever occurs first and is payable on the first business day of the month beginning April 1, 2009 in the amount of $200,000. The total amount of the monthly payments made to JMMS by the Company shall be deducted from the purchase price on the closing date.

Century Bank, F.S.B.

In August 2007, the Company and Century Bank F.S.B executed a $2.2 million note agreement for the purchase of one aircraft. The note outstanding at March 31, 2009 in the amount of $1,965,468 is payable in monthly installments of $27,175 with interest of 8.25% per annum, through July 1, 2011. The note is collateralized by the aircraft.

Wachovia Bank

On October 31, 2007, the Company entered into a financing arrangement for the purchase of one used aircraft at a total purchase price of approximately $4.5 million (inclusive of the value of a charter card of 100 hours). Financing was obtained from Wachovia through a note payable of $3.9 million. This debt will be repaid monthly over 7 years at an interest rate of the LIBOR rate plus 4.0%. Borrowings outstanding under this arrangement at March 31, 2009 totaled $3.1 million.

Midsouth Services, Inc.

On October 10, 2007, Avantair acquired a core aircraft (the “Aircraft”) under a capital lease obligation with Midsouth.  Under the lease agreement, Midsouth provided funding for the $4.7 million purchase of a pre-owned Piaggio P-180 aircraft and holds title to the Aircraft.  Midsouth leases the Aircraft exclusively to Avantair on a five year lease at 15% interest per annum.  The monthly lease payments for the term of the lease are $89,000.  At the end of the five year lease, Avantair shall purchase the Aircraft from Midsouth at the guaranteed residual value in the amount of approximately $2.3 million.  Avantair also has the option to purchase the Aircraft anytime during the lease term at the then current guaranteed residual value as set forth on the amortization schedule without penalty. The obligation outstanding under this agreement at March 31, 2009 totaled approximately $4.4 million.

NOTE 5 – DEFERRED COMPENSATION PLAN

Effective January 1, 2009, the Company adopted the Avantair Leadership Deferred Compensation Plan (“Deferred Compensation Plan”) approved by the Board of Directors that provides specified benefits for a select group of management, highly compensated employees, and non-employee Directors. The Deferred Compensation Plan is a nonqualified, unfunded deferred compensation plan that provides participants with supplemental retirement benefits determined by the Company at its complete discretion (which amounts may vary by participant and which are subject to a vesting requirement) and allows participants to defer compensation in excess of the amounts permitted under the Avantair Inc. 401(k) Profit Sharing Plan & Trust. As of March 31, 2009, no liabilities were recorded in the accompanying Condensed Consolidated Balance Sheets as all amounts were fully paid. Administrative expenses related to these plans, which is included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations, was $42,707 for both of the three and nine months ended March 31, 2009. As of March 31, 2009, the Company made no contributions to the plan.

NOTE 6 – WARRANTS

On November 14, 2008, the Company commenced a warrant retirement program, which offered the holders of its 13,800,000 publically traded warrants the opportunity to exercise those warrants on an amended term for a limited time. Pursuant to a tender offer that expired on December 12, 2008, the Company announced the completion of the warrant retirement program. Under the tender offer, no warrants were exercised and the Company decided not to extend the offer. The original terms of the warrants were reinstituted and the warrants expired on February 23, 2009.

In addition, options to purchase a total of 300,000 units at an exercise price of $9.90 per unit (with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $6.25 per share) were sold in connection with the underwriting of our initial public offering and will expire on February 23, 2010.

NOTE 7 – SUBSEQUENT EVENTS

On April 2, 2009, Avantair, Inc. (the "Company") entered into two Floor Plan Agreements with Midsouth Services, Inc. (“Lender”) to replace the Lender’s existing Floor Plan Agreements dated July 31, 2008.  The new Floor Plan Agreements extend credit to the Borrower in an increased amount of $11,600,000 to be used towards the purchase of new Piaggio P-180 aircraft.  Each of the new Floor Plan Agreements is similar to the prior Floor Plan Agreements and covers an amount not to exceed $5,800,000 for a term of twelve months.  The Company has the sole option to terminate one of the Agreements during the term with ninety days written notice.  The Company has agreed to pay Lender a monthly fee of $82,500 for each Floor Plan Agreement during the term.

On April 2, 2009, the Company also entered into two additional capital lease transactions accounted for under SFAS 13 with Lender as follows:

First, the Company amended the Lease Agreement previously accounted for as an operating lease under SFAS 13, dated as of July 31, 2006 between the Company and Lender.  Pursuant to the amendment, the Company is required to pay $74,900 monthly until August 2011, the expiration of the Lease Agreement. In addition, the Company has agreed to purchase for $2,950,000 the leased aircraft from Lender within sixty days following the expiration of the term of the Lease Agreement.

Second, the Company also entered into a new Lease Agreement, effective April 6, 2009, pursuant to which Lender will lease a Piaggio P-180 aircraft to the Company for a ten year lease term at a rate of $75,000 per month, plus taxes if applicable.  The aircraft covered by the lease was previously financed under the Floor Plan Agreements.  The Company is required to provide Lender with 100 hours of flight time per year during the lease term.  Lender has the sole option to terminate the lease at the end of the fifth year of the term and to require the Company to purchase the leased aircraft for $3,797,000 within ninety days after the end of the fifth year of the term.  If this option is not exercised by Lender, the lease will continue for the remaining five years of the term and, at the end of the ten year lease, the Company will be required to purchase the aircraft from Lender for $300,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Avantair is engaged in the sale and management of fractional ownerships of professionally piloted aircraft for personal and business use and access to its aircraft fleet through either 15 or 25 hour time cards (either individually or through the Company’s Axis Club Membership program). According to AvData, Avantair is the fifth largest company in the North American fractional aircraft industry. As of March 31, 2009, Avantair’s aircraft fleet was comprised of:

Aircraft for Fractional Ownership	Company Owned and Managed	Leased and Company Managed	Total
46	4	2	52

At March 31, 2009, Avantair had 57 additional Piaggio aircraft on order. Avantair operates fixed flight based operations (FBO) in Camarillo, California and effective August 1, 2008, in Caldwell, New Jersey. The Company also provides aircraft maintenance, concierge and other services to customers and services to the Avantair fleet from hangars and office locations in Clearwater, Florida, Camarillo, California and Caldwell, New Jersey.

Avantair generates revenues primarily through the sale of fractional ownership shares of aircraft, by providing operations, maintenance and management services related to these aircraft, and from the sale of charter cards providing either 15 or 25 hours of flight time per year of access to its aircraft fleet without the requirement of purchasing fractional ownership shares (either individually or through the Company’s Axis Club Membership program). The Company markets and sells fractional ownership interests to individuals and businesses with a minimum share size of a 1/16 th ownership interest. Under maintenance and management agreements with fractional owners, Avantair provides pilots, maintenance, fuel and hangar space for the aircraft.

In response to the general economic downturn and the resulting growth of charter card sales over fractional share sales industry-wide, in January 2009 Avantair initiated the Axis Club Membership program. This program is designed to bridge the gap between the financial commitment of a fractional share and charter cards. This new product offers access to blocks of flight hours for a three year membership fee of $75,000. The program requires Axis Club members to purchase a minimum of three blocks of 25 hours of flight time for $80,000 or less, dependent upon the type of membership purchased, over a three year period. The program also allows for the conversion of club membership into fractional ownership. Members are not charged a management fee until they are fractional owners.

Avantair presently sources all of its aircraft from a single manufacturer, Piaggio America, Inc. As of March 31, 2009, Avantair had contractual commitments to purchase 57 additional Piaggio Avanti II aircraft through 2013. The total commitment, including a recently proposed vendor escalation, is valued at approximately $364 million. The Company has been able to defer aircraft deliveries to bring them in line with sales expectations based upon existing economic conditions and the contract provides flexibility to defer aircraft deliveries in the future. The Company expects delivery of six aircraft during the remainder of calendar 2009, valued at $37.2 million, which will primarily be utilized to satisfy fleet demands of the growing charter card product line. At March 31, 2009, the Company had 38 fractional aircraft shares available for sale. In addition to the cost of acquiring aircraft, Avantair’s primary expenses have been related to fuel, aircraft repositioning (i.e., moving an aircraft to another location to accommodate a customer’s need and demonstration flights for sales purposes), maintenance, charters and insurance.

 The Company’s primary sources of operating funds are the collection of management and maintenance fees from fractional share owners as well as the sale of fractional ownership shares, charter cards and, effective January 2009, Axis Club Memberships. Sales by product category follow:

	Unit Sales for the Three Months Ended
	September 30, 2008	December 31, 2008	March 31, 2009	Total
New Fractional shares	19.5	17	-	36.5
Charter cards	27	53	29	109
Axis Club Memberships	N/A	N/A	2	2

Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and aircraft under management as well as increase the number of charter cards and Axis Club Memberships sold. In connection with future financing of growth, the Company may obtain additional funds through equity financing, including the sale of additional shares of common stock, assets sales, accelerated payments of maintenance and management fees, debt financing, or a combination thereof. In addition, the Company is in active discussions of options to secure financing of future aircraft deliveries for use in satisfying the demand of the growing charter card product line. The Company believes that its capital on hand, as may be augmented by these means to fund future growth, is sufficient to continue operations for the foreseeable future.

Results of Operations

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

Revenues for the three months ended March 31, 2009 were $34.7 million, an increase of 15.7% from $30.0 million for the three months ended March 31, 2008. This increase was the result of a 12.8% increase in the revenue generated from the sale of fractional aircraft shares to $12.6 million for the three months ended March 31, 2009 from $11.2 million for the comparable 2008 period, an increase of 20.2% in maintenance and management fees to $18.0 million for the three months ended March 31, 2009 from $15 million for the comparable 2008 period, an increase of 49.7% in charter card and Axis Club Membership revenue to $2.9 million for the for the three months ended March 31, 2009 from $1.9 million for the comparable 2008 period, and a decrease of 39.1% in other revenues to $1.1 million for the three months ended March 31, 2009 from $1.8 million for the comparable 2008 period.

Revenue from the sale of fractional aircraft shares increased primarily due to an increase in the average number of fractional shares sold through March 31, 2009 from fractional shares sold through March 31, 2008. The increase in the number of fractional shares sold reflected the results of enhanced sales initiatives, including an emphasis on a national market, the marketing of the fuel efficiency of the Piaggio aircraft and the cost value of an Avantair fractional share compared to light-jet fractional shares of competitors.

The increase in revenue from maintenance and management fees is primarily due to a 14.0% increase in the average number of fractional shares sold through March 31, 2009 from fractional shares sold through March 31, 2008, coupled with an increase in the average monthly management fee per shareowner.

Charter card and Axis Club Membership revenue increased $1.0 million primarily as a result of an increase in charter card revenue due to increased charter card sales as a result of the greater acceptance of time card travel in the existing turbulent economy compared to fractional ownership and the timing of charter card flight hour utilization by owners during the three months ended March 31, 2009 from the comparable 2008 period.

Other revenue decreased $0.7 million primarily as a result of the $0.6 million decrease in demonstration revenue as a result of the reduction in fractional share sales activity during the three months ended March 31, 2009 from the comparable 2008 period.

Operating expenses for the three months ended March 31, 2009 were 10.5% lower than the three months ended March 31, 2008, with total operating expenses of $31.4 million compared to $35.1 million, respectively. The cost of fractional aircraft shares sold increased to $10.6 million for the three months ended March 31, 2009 from $9.4 million for the three months ended March 31, 2008, due to an increase in the average number of fractional shares sold through March 31, 2009 from fractional shares sold through March 31, 2008. The cost of flight operations, together with the cost of fuel and vendor service reimbursement, decreased 29.3% to $12.8 million for the three months ended March 31, 2009 from $18.1 million for the three months ended March 31, 2008, primarily due to:

▪
a $2.95 million non-recurring credit recognized as a result of the replacement of the Company’s former engine service vendor with another nationally recognized, FAA certified engine maintenance vendor in January 2009. As a result of the termination of their services, the former engine service vendor reimbursed the Company approximately $1.1 million during March 2009, representing amounts paid by the Company for related services not performed. In addition, a $1.85 million liability to the former engine service provider included in accounts payable in the Company’s condensed consolidated balance sheet at December 31, 2008 is no longer due as a result of this termination and was credited in March 2009 against operating expenses. This reduction is operating expense is partially offset by $0.2 million increase in additional pilot expenses resulting from additional pilot salaries and training costs.

▪
a $1.8 million decrease in cost of fuel due to a 33% decrease in the per gallon cost of fuel (as a result of Avantair negotiating lower fuel rates in fiscal year 2009 and also due to the global decrease in fuel costs) coupled with improved aircraft utility; and

▪
an $0.8 million reduction in chartering expenses as a result of the increased use of the Company's core aircraft to alleviate scheduling conflicts, use of enhanced flight optimization software and flight staff training.

General and administrative expenses increased 8.4% to $6.0 million for the three months ended March 31, 2009 from $5.5 million for the three months ended March 31, 2008, primarily due to a $0.3 million increase in payroll tax and employee benefit expenses due to increased payroll and rate increases, a $0.2 million increase in bad debt expense and increases of other expenses due to company growth.

Selling expenses decreased 27.2% to $0.7 million for the three months ended March 31, 2009 from $1.0 million for the three months ended March 31, 2008 primarily due to a decrease of $0.2 million in marketing expenses as a result of a more directed approach to marketing implemented during fiscal year 2009.

Income from operations was $3.2 million for the three months ended March 31, 2009, an increase of 163% from the $5.2 million loss from operations for the three months ended March 31, 2008 for the reasons set forth above.

Interest expense was $1.4 million for the three months ended March 31, 2009 compared to $0.7 million for the three months ended March 31, 2008, primarily due to an increase in floor plan borrowing agreements incurred to acquire aircraft and $0.2 million of interest relating to the financing arrangements with Jet Support Services, Inc., partially offset by reductions in interest due to principal pay downs. The decrease of $0.4 million in interest and other income is due to the reduction in notes receivable outstanding as of March 31, 2009 from the comparable 2008 period. The gain recognized on the sale of an aircraft during the 2008 period was nonrecurring.

Net earnings increased to $1.8 million for the three months ended March 31, 2009 compared to a $5.4 million net loss for the three months ended March 31, 2008 due to the decrease in loss from operations partially offset by the increase in total other expense discussed above.

Nine Months Ended March 31, 2009 Compared with Nine Months Ended March 31, 2008

Revenues for the nine months ended March 31, 2009 were $102.7 million, an increase of 22% from $84.2 million for the nine months ended March 31, 2008. This increase was the result of a 24.8% increase in the revenue generated from the sale of fractional aircraft shares to $39.5 million for the nine months ended March 31, 2009 from $31.6 million for the comparable 2008 period, an increase of 25.4% in maintenance and management fees to $52.8 million for the nine months ended March 31, 2009 from $42.1 million for the comparable 2008 period, an increase of 19.0% in charter card and Axis Club Membership revenue to $6.5 million for the for the nine months ended March 31, 2009 from $5.5 million for the comparable 2008 period, and a decrease of 21.1% in other revenues to $4.0 million for the nine months ended March 31, 2009 from $5.0 million for the comparable 2008 period.

Revenue from the sale of fractional aircraft shares increased due to an increase in the average number of fractional shares sold through March 31, 2009 from fractional shares sold through March 31, 2008. The sale of fractional shares during the nine months ended March 31, 2009 reflected the results of enhanced sales initiatives, including an emphasis on a national market, the marketing of the fuel efficiency of the Piaggio aircraft and the cost value of an Avantair fractional share compared to light-jet fractional shares of competitors.

Maintenance and management fee revenue increased due to an increase in the average number of fractional shares sold through March 31, 2009 from fractional shares sold through March 31, 2008, coupled with an increase in the average monthly management fee per shareowner.

Charter card and Axis Club Membership revenue increased $1.0 million primarily as a result of the greater acceptance of time card travel in lieu of fractional ownership due to the current economic conditions and the timing of charter card flight hour utilization by owners.

Other revenue decreased $1.1 million primarily as a result of the decrease in demonstration revenue as a result of the reduction in fractional share sales activity during the nine months ended March 31, 2009 from the comparable 2008 period.

Operating expenses for the nine months ended March 31, 2009 were 3.4% higher than the nine months ended March 31, 2008, with total operating expenses of $102.0 million compared to $98.7 million, respectively. The cost of fractional aircraft shares sold increased to $33.6 million for the nine months ended March 31, 2009 from $26.3 million for the nine months ended March 31, 2008, due to an increase in the average number of fractional shares sold through March 31, 2009 from fractional shares sold through March 31, 2008. The cost of flight operations, together with the cost of fuel and vendor service reimbursement, decreased 12.3% to $44.6 million for the nine months ended March 31, 2009 from $51.2 million for the nine months ended March 31, 2008, primarily due to:

▪	a $3.3 reduction in chartering expenses due to the use of the Company’s core aircraft to alleviate scheduling conflicts and use of enhanced flight optimization software and flight staff training;

▪
a $2.95 million non-recurring credit recognized as a result of the replacement of the Company’s former engine service vendor with another nationally recognized, FAA certified engine maintenance vendor in January 2009. As a result of the termination of their services, the former engine service vendor reimbursed the Company approximately $1.1 million during March 2009, representing amounts paid by the Company for related services not performed. In addition, a $1.85 million liability to the former engine service provider included in accounts payable in the Company’s condensed consolidated balance sheet at December 31, 2008 is no longer due as a result of this termination and was credited in March 2009 against operating expenses;

▪
a $1.8 million decrease in cost of fuel due to a 33% decrease in the per gallon cost of fuel (as a result of Avantair negotiating lower fuel rates in fiscal year 2009 and also due to the global decrease in fuel costs) coupled with improved aircraft utility; and

▪	a $1.6 million increase in additional pilot expenses resulting from additional pilot salaries and training costs.

General and administrative expenses increased 17.5% to $17.4 million for the nine months ended March 31, 2009 from $14.9 million for the nine months ended March 31, 2008, primarily due to $1.2 million of increases in payroll benefits and employee training expenses, $0.1 million of system improvements, $0.3 million in aggregate increases related to fixed based operations including fuel, equipment rental and hangar rent expense partially related to the addition of the new fixed based operation in Caldwell, New Jersey which became effective August 1, 2008, $0.2 million increase in bad debt expense and aggregate increases of other expenses due to company growth.

Selling expenses decreased 19.5% to $2.8 million for the nine months ended March 31, 2009 from $3.4 million for the nine months ended March 31, 2008 due to a decrease of $0.5 million in marketing expenses as a result of a more directed approach to marketing implemented during fiscal year 2009.

Income from operations was $0.7 million for the nine months ended March 31, 2009, an increase of 105.0% from the $14.5 million loss from operations for the nine months ended March 31, 2008 for the reasons set forth above.

Interest expense was $4.2 million for the nine months ended March 31, 2009 compared to $1.9 million for the nine months ended March 31, 2008, primarily due to an increase in floor plan borrowing agreements incurred to acquire aircraft and $0.6 million of interest relating to the financing arrangements with Jet Support Services, Inc. The decrease of $0.7 million in interest and other income is due to the reduction in notes receivable outstanding as of March 31, 2009 from the comparable 2008 period. The gain recognized on the sale of an aircraft during the 2008 period was nonrecurring.

Net loss decreased to $3.4 million for the nine months ended March 31, 2009 compared to $15.5 million for the nine months ended March 31, 2008 due to the decrease in loss from operations partially offset by the increase in total other expense discussed above.

Liquidity and Capital Resources

Avantair’s primary sources of liquidity have been cash provided by operations, cash raised from its equity offering with Ardent Acquisition Corp., cash provided from its debt facility with CNM, Inc., cash raised in the preferred stock offering, and other asset based borrowing. The Company uses its cash primarily to fund losses from operations, deposits made on fractional aircraft, leasehold improvements, and the purchase of core aircraft and aircraft which are to be fractionalized but which have not yet been pre-sold. Cash generated from operations has not been sufficient to provide for all the working capital needed to meet Avantair’s present requirements. At March 31, 2009 and June 30, 2008, Avantair had a working capital deficit of approximately $42.7 million and $30.2 million, respectively, and an accumulated deficit of approximately $80.4 million and $77.0 million, respectively. As of March 31, 2009, cash and cash equivalents amounted to approximately $5.9 million and total assets to $168.1 million. The cash and cash equivalent balance decreased $13.2 million from June 30, 2008 and total assets decreased $36.3 million. The decrease in cash and cash equivalents occurred primarily payment of $1.8 million for deposits on future aircraft deliveries, and $9.6 million repayment of debt, in addition to expenditures for the cost of operations, including amounts accrued at June 30, 2008, insurance and capital and leasehold improvements.

Avantair’s Axis Club Membership program, designed to bridge the gap between the financial commitment of a fractional share and charter cards, may require the Company to acquire aircraft to satisfy the increased flight hour demands on its core aircraft fleet if its core utility is strained. However, there can be no assurance that membership program sales will be sufficient to compensate for a decrease in fractional share sales, or that financing of additional aircraft acquired to service this program will be available.

As of March 31, 2009, the Company’s recurring losses resulted in an accumulated deficit of approximately $80.4 million and a working capital deficiency of approximately $42.7 million. The Company’s primary sources of operating funds are the collection of management and maintenance fees from fractional share owners as well as the sale of fractional ownership shares, charter cards and, effective January 2009, Axis Club Memberships. Sales by product category follow:

	Unit Sales for the Three Months Ended
	September 30, 2008	December 31, 2008	March 31, 2009	Total
New Fractional shares	19.5	17	-	36.5
Charter cards	27	53	29	109
Axis Club Memberships	N/A	N/A	2	2

Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and aircraft under management as well as increase the number of charter cards and Axis Club Memberships sold. In connection with future financing of growth, the Company may obtain additional funds through equity financing, including the sale of additional shares of common stock, assets sales, accelerated payments of maintenance and management fees, debt financing, or a combination thereof. In addition, the Company is in active discussions of options to secure financing of future aircraft deliveries for use in satisfying the demand of the growing charter card product line. The Company believes that its capital on hand, as may be augmented by these means to fund future growth, is sufficient to continue operations for the foreseeable future.

The Company continuously reviews its cost structure for means to optimize cash expenditures, such as by establishing more favorable fuel arrangements with suppliers. As a component of the Company’s overall cost curtailment initiatives, in January 2009, a nationally recognized, FAA certified engine maintenance vendor replaced another vendor (the former engine service vendor) in providing engine maintenance service for certain Piaggio aircraft engines. As a result, the former engine service provider reimbursed the Company approximately $1.1 million, which represents amounts paid by the Company where the related services were not performed. In addition, the condensed consolidated balance sheet at December 31, 2008 included a liability in the amount of $1.85 million to the former engine service provider, which is no longer due as a result of this termination. The Company recorded the transaction as a reduction of operating expenses in the three and nine months ended March 31, 2009.

Financing Arrangements

Avantair’s financing arrangements at March 31, 2009, are described below:

Wells Fargo Equipment Finance, Inc.: In February 2005, the Company entered into financing arrangements for the purchase of three aircraft under various notes payable with Wells Fargo Equipment Finance, Inc. In January 2008, the Company sold one of these aircraft and repaid the outstanding balance on the related note payable. The notes outstanding at March 31, 2009 in the amount of $3,195,374 are payable in monthly installments ranging from $10,644 to $38,480 with interest ranging from 5.96% to 6.12% per annum, through 2012. The notes are collateralized by the aircraft.

CNM, Inc.: In August 2007, the Company and CNM executed a new note agreement which converted an outstanding note obligation of approximately $7,000,000 into a term loan payable monthly over three years and bearing interest at 10% per annum. CNM also assumed a promissory note due to Wells Fargo Bank for $2,900,000 which was included as part of this new note agreement. Borrowings outstanding under these arrangements at March 31, 2009 totaled approximately $4.5 million.

Jet Support Services, Inc.: On April 24, 2006, Avantair financed an aircraft maintenance program contract with Jet Support Services, Inc. (“JSSI”) in the amount of $3.4 million. The promissory note provides for seven monthly installments of $145,867 and 53 monthly installments of $45,867, respectively, including interest at 7% per year. On April 15, 2008, the Company entered into a payment arrangement with JSSI by means of a $5.5 million promissory note. The note matures on April 1, 2011 and bears interest at the rate of 10% per annum, with 35 monthly payments of principal and interest in an amount of $185,127 beginning on June 2, 2008. The note covers the balance of the aforementioned $3.4 million promissory note, other costs and fees to be paid by the Company under service agreements with JSSI and related deferred financing costs of approximately $1.0 million which will be amortized over the life of the note using the effective interest method. In connection with the parties entering into this payment arrangement and the $5.5 million promissory note, the parties terminated the airframe maintenance contract and have agreed to apply the unamortized prepayment under the airframe maintenance contract to the engine maintenance program and will amortize this amount over the remaining 37 month term of that program. Borrowings outstanding under this arrangement at March 31, 2009 totaled $4.1 million.

In addition, the Company entered into another payment arrangement with JSSI by means of a $525,000 promissory note dated July 31, 2008 with five monthly payments of $105,000 commencing August 1, 2008. The note constitutes payment of the purchase of airframe parts inventory by the Company from JSSI. The Company repaid the full amount of the term loan in December 2008.

JMMS, Inc.: On August 11, 2006, the Company entered into a sale and leaseback agreement with JMMS, LLC (JMMS). The lease transaction has been accounted for as finance lease under SFAS 13 and provides for monthly payments of $39,500 through July 11, 2011.  JMMS, LLC notified the Company that it is terminating the sale and leaseback agreement between the parties effective March 1, 2009, at which date, pursuant to the agreement, the Company was required to purchase the aircraft at a cost of no more than the $4.2 million. The Company is currently in negotiations to obtain financing and pursuing alternative options relating to the JMMS termination and as a result the closing date of the transaction was extended past March 1, 2009, but no later than June 30, 2009. In consideration for extending the period to close, the Company will make monthly payments for three consecutive months or until the closing of the aircraft, payable on the 1st business day of the month beginning April 1, 2009 in the amount of $200,000. The total amount of the monthly payments made to JMMS by the Company shall be deducted from the purchase price on the closing date.

Century Bank, F.S.B.: In August 2007, the Company and Century Bank F.S.B. executed a $2.2 million note agreement for the purchase of one aircraft. The note outstanding at March 31, 2009 in the amount of $1,965,468 is payable in monthly installments of $27,175 with interest of 8.25% per annum, through July 1, 2011. The note is collateralized by the aircraft.

Wachovia Bank: On October 31, 2007, the Company entered into a financing arrangement for the purchase of one used aircraft at a total purchase price of approximately $4.5 million (inclusive of the value of a charter card of 100 hours). Financing was obtained from Wachovia through a note payable of $3.9 million. This debt will be repaid monthly over 7 years at an interest rate of the LIBOR rate plus 4.0%. Borrowings outstanding under this arrangement at March 31, 2009 totaled $3.1 million.

Midsouth Services, Inc.: On October 10, 2007, Avantair acquired a core aircraft under a capital lease obligation with Midsouth Services, Inc.  Under the lease agreement, Midsouth provided funding for the $4.7 million purchase of a pre-owned Piaggio P-180 aircraft and holds title to the Aircraft.  Midsouth leases the Aircraft exclusively to Avantair on a five year lease at 15% interest per annum.  The monthly lease payments for the term of the lease are $89,000.  At the end of the five year lease, Avantair shall purchase the Aircraft from Midsouth at the guaranteed residual value in the amount of approximately $2.3 million.  Avantair also has the option to purchase the Aircraft anytime during the lease term at the then current guaranteed residual value as set forth on the amortization schedule without penalty. The obligation outstanding under this agreement at March 31, 2009 totaled approximately $4.4 million.

In addition, on November 18, 2008, the Company entered into an aircraft deposit agreement with MidSouth, for a term of twelve months, which provides for up to approximately $600,000 of financing for the payment to the aircraft manufacturer of deposits on future deliveries. As consideration for providing the deposit for the aircraft during the term of this agreement, the Company has agreed to pay MidSouth a monthly transaction fee of $9,000 commencing December 2008. Borrowings outstanding under this arrangement at March 31, 2009 totaled $0.6 million.

For additional information regarding these financing arrangements, see Notes 4 and 7 to the Company’s condensed consolidated financial statements.

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

Interest Rate Risk

Avantair is subject to market risk from exposure to changes in interest rates associated with its debt facility with Wachovia Bank. The current liability, pursuant to which Avantair is obligated to pay Wachovia Bank, has an interest rate that is equal to the LIBOR rate plus 4.0%. At March 31, 2009, the liabilities of Avantair with exposure to interest rate risk were approximately $3.1 million.

Item 4T. Controls and Procedures.

The Company carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act, under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of its disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of March 31, 2009. Based on the evaluation, the CEO and CFO concluded that the design and operation of the Disclosure Controls were ineffective to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to its senior management, including its CEO and CFO, to allow timely decisions regarding required disclosure.

The control conscience of the Company is a priority, and thus the Company has taken steps to increase due diligence in all areas. This due diligence included a formal cultural and environmental assessment of the Company. A review of each department’s processes and procedures to identify existing controls and assess their design and effectiveness, training regarding the COSO framework and the requirements of Sarbanes-Oxley, as well as implementation of a formal internal control program. Thus far, the Company has hired a Director of Financial Reporting and Sarbanes-Oxley Compliance to assist in the understanding and implementation of internal controls; hired additional accounting personnel with the appropriate level of knowledge to properly record transactions in the general ledger and prepare financial statements in accordance with accounting principles generally accepted in the United States of America; engaged consultants who are assisting the Company in the implementation of a new back-office accounting software package; and established a Financial Reporting Committee to assist in the oversight of the integrity, completeness and presentation of the Company’s financial statements.

However, the Company’s internal controls over financial reporting, including our internal control documentation and testing efforts remain ongoing to ensure continued compliance with the Exchange Act. For our fiscal quarter ended March 31, 2009, certain internal controls were identified that management believed should be improved. These improvements include further formalization of policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. The Company is making improvements to its internal controls over financial reporting as a result of its review efforts. However, the conclusions as set forth above were reached notwithstanding those improvements and modifications.

Because Avantair has not completed its remediation plan, management has concluded that a material weakness in the operation of our disclosure controls and procedures exists and that controls are ineffective at March 31, 2009. However, the Company believes that it is on schedule with its remediation plan and believes that by the completion of fiscal 2009, it will have achieved sustainable compliance by building an efficient infrastructure that enables repeatable and reliable actions. Any failure to effectively address a material weakness or other control deficiency of Avantair or implement required new or improved controls, or difficulties encountered in their implementation, could disrupt Avantair’s ability to process key components of its results of operations and financial condition timely and accurately and cause Avantair to fail to meet its reporting obligations under rules of the Securities and Exchange Commission.

There has been no change, other than those noted above, in the internal controls over financial reporting during the fiscal quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.

From time to time the Company is party to various legal proceedings in the normal course of business. It is expected that these claims would be covered by insurance subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. At March 31, 2009, there were no legal proceedings which outside counsel anticipates would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 1A. Risk Factors.

There have been no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company’s annual meeting of stockholders was held on March 4, 2009. Of the 15,306,666 shares outstanding and entitled to vote at the meeting, 11,850,391 shares were present at the meeting in person or by proxy. At the meeting the stockholders:

1.
Voted on the election of seven directors - Barry J. Gordon, Arthur H. Goldberg, Steven Santo, Stephanie A. Cuskley, A. Clinton Allen, Robert J. Lepofsky, and Richard B. DeWolfe - to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified. The votes on all directors nominated were as follows:

Nominee	Votes For	Votes Against/Withheld

Barry J. Gordon	11,846,240	4,151

Arthur H. Goldberg	11,843,615	6,776

Steven Santo	11,846,240	4,151

Stephanie A. Cuskley	11,844,590	5,801

A. Clinton Allen	11,846,240	4,151

Robert J. Lepofsky	11,844,590	5,801

Richard B. DeWolfe	11,846,240	4,151

2.     Ratified the appointment of J.H. Cohn LLP, an independent registered public accounting firm, as our independent auditors for the fiscal year ending June 30, 2009 with 11,846,240 votes for the ratification, 3,951 votes against the ratification, and 200 votes abstaining.

 Item 6. Exhibits.

See exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2009

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