Form 10-K
period 2009-06-30
Avantair, Inc
filed 2009-09-28
CIK 1303849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: June 30, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 000-51115

Avantair, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1635240
(State of incorporation)	(I.R.S. Employer I.D. Number)

4311 General Howard Drive Clearwater, Florida	33762 (zip code)
(Address of principal executive offices)

727 539 0071
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Units consisting of one share of Common Stock, par value $.0001 per share, and two Warrants
Common Stock, $.0001 par value per share
Warrants to purchase shares of Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☐

Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☐ Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☐

As of the end of the Registrant’s second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the Registrant was $11,468,276. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of September 25, 2009 there were 17,052,166 shares of Common Stock, $.0001 par value per share, outstanding.

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

We believe it is important to communicate our expectations to the Avantair stockholders. However, there may be events in the future that we are not able to accurately predict or over which we have no control and which could cause our actual results to differ materially from the information contained in the forward-looking statements contained in this document. The risk factors and cautionary language discussed in this document provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by Avantair in its forward-looking statements, including among other things:

(1)	our inability to generate sufficient net revenue in the future;
(2)	our inability to fund our operations and capital expenditures;
(3)	our inability to acquire additional inventory of aircraft from our single manufacturer;
(4)	the loss of key personnel;
(5)	our inability to effectively manage our growth;
(6)	our inability to generate sufficient cash flows to meet our debt service obligations;
(7)	competitive conditions in the fractional aircraft industry;
(8)	extensive government regulation;
(9)	the failure or disruption of our computer, communications or other technology systems;
(10)	increases in fuel costs;
(11)	changing economic conditions; and
(12)	our failure to attract and retain qualified pilots and other operations personnel.

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

i

PART I

Item 1. BUSINESS

Overview

Avantair is engaged in the sale of fractional ownership interests and charter card usage of professionally piloted aircraft for personal and business use and the management of its aircraft fleet. According to AvData, Avantair is the fifth largest company in the North American fractional aircraft industry. As of June 30, 2009, Avantair operated 52 aircraft within its fleet, which is comprised of 46 aircraft for fractional ownership, 5 company- owned core aircraft and 1 leased and company- managed aircraft.

Avantair also operates fixed flight based operations (FBO) in Camarillo, California and effective August 1, 2008, in Caldwell, New Jersey. Through these FBO’s and its headquarters in Clearwater, Florida, Avantair provides aircraft maintenance, concierge and other services to its customers as well as to the Avantair fleet.

Avantair generates revenues primarily through the sale of fractional ownership shares of aircraft, by providing maintenance and management services related to these aircraft, and from the sale of charter cards providing either 15 or 25 hours of flight time per year of access to its aircraft fleet (either individually or through the Company’s Axis Club Membership program). The Company markets and sells fractional ownership interests to individuals and businesses with a minimum share size of a 1/16 th ownership interest. Under maintenance and management agreements with fractional owners, Avantair provides pilots, maintenance, fuel and hangar space for the aircraft.

In response to the general economic downturn and the resulting growth of charter card sales over fractional share sales industry-wide, in January 2009, Avantair initiated the Axis Club Membership program. This program is designed to bridge the gap between the financial commitment of a fractional share and charter cards. This new product offers access to blocks of flight hours for a three year membership fee of $75,000. The program requires Axis Club members to purchase a minimum of three 25 hour flight time charter cards for $80,000 or less, dependent upon the type of membership purchased, over a three year period. The program also allows for the conversion of club membership into fractional ownership. Members are not charged a management fee until they are fractional owners.

Avantair presently sources all of its aircraft from a single manufacturer, Piaggio America, Inc. (“Piaggio”). As of June 30, 2009, Avantair had contractual commitments to purchase 56 additional Piaggio Avanti II aircraft through 2013. The total commitment, including a recently proposed price escalation, is valued at approximately $354.0 million. Our agreement with Piaggio permits the Company some flexibility to defer a portion of the aircraft deliveries and the Company has exercised this flexibility at certain times in order to take deliveries in line with the Company’s sales expectations. The Company expects delivery of 5 aircraft during the remainder of calendar 2009, valued at $30.6 million, which are anticipated to be utilized to satisfy fleet demands of the growing charter card and Axis Club Membership Program product lines. At June 30, 2009, the Company had 36 fractional aircraft shares available for sale. In addition to the cost of acquiring aircraft, Avantair’s primary expenses are related to fuel, aircraft repositioning (i.e., moving an aircraft to another location to accommodate a customer’s need and for demonstration flights for sales purposes), maintenance, charters and insurance.

The Company’s primary sources of operating funds are the collection of management and maintenance fees from fractional share owners as well as the sale of fractional ownership shares, charter cards and, effective January 2009, Axis Club Memberships.  Sales by product category follow:

	Unit Sales for the Three Months Ended				FY 2009	FY 2008
	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009	Total	Total
New Fractional shares	19.5	16.5	-	2	38	139
Charter cards	27	53	29	51	160	83
Axis Club Memberships	N/A	N/A	2	8	10	N/A

Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and aircraft under management as well as increase the number of charter cards and Axis Club Memberships sold. To finance this growth strategy, the Company may obtain additional funds through equity financing, including the sale of additional shares of common stock, assets sales, accelerated payments of maintenance and management fees, debt financing, or a combination thereof. On June 30, 2009, Avantair sold 567,200 units at a price of $2.50 per unit to investors in a private placement, generating net proceeds of approximately $1.3 million. (See Recent Developments below.)  The Company is in active discussions regarding options to secure financing for future aircraft deliveries, including additional aircraft to satisfy the demand of the growing charter card product line.  The Company believes that its capital on hand, as may be augmented by these means to fund future growth, is sufficient to continue operations for the next twelve months and the foreseeable future thereafter.

Recent Developments

The Company entered into a sale and leaseback agreement, dated August 11, 2006, with JMMS, LLC (“JMMS”). Under the sale and leaseback agreement, the Company sold 100.0% of its interest in a core aircraft for $4.2 million and leased back 68.8% of the aircraft for a five year term. The proceeds of the sale and leaseback arrangement were used to pay down the line of credit with CNM, Inc. In March 2007, the Company amended the lease agreement to include a provision for the Company to buy back the aircraft at the expiration of the term. As a result of the amendment, the Company has accounted for the sale and leaseback transaction as a finance lease. On March 9, 2009, JMMS notified the Company of its intention to terminate the sale and leaseback agreement between the parties entered into on August 11, 2006, effective March 1, 2009, at which date, pursuant to the agreement, the Company was required to purchase the aircraft at a cost of no more than the $4.2 million. The Company is currently in negotiations to obtain financing and pursuing alternative options relating to the JMMS termination. The closing date of the transaction was initially extended past March 1, 2009, to June 30, 2009. In consideration for extending the period to close, the Company made monthly payments for three consecutive months beginning April 1, 2009 in the amount of $0.2 million. On July 1, 2009, both parties agreed to extend the closing date to on or before October 31, 2009. In consideration for such extension, the Company will make two consecutive monthly payments in the amount of $50,000 beginning on July 1, 2009 and two consecutive monthly payments in the amount of $0.2 million beginning on September 1, 2009 or until the closing of the acquisition of the aircraft.  The total amount of the monthly payments made to JMMS by the Company shall be deducted from the purchase price on the closing date.

On June 30, 2009, Avantair sold 567,200 units at a price of $2.50 per unit to investors in a private placement, generating net proceeds of approximately $1.3 million. Each unit consisted of two shares of common stock and one warrant to purchase one common share. The warrants have an exercise price of $4.00 per share and are exercisable until June 30, 2012. The sale was consummated under the terms of a Securities Purchase Agreement between Avantair and each of the investors. Pursuant to a registration rights agreement, Avantair has agreed to use it best efforts to register the shares issued to the investors and the shares underlying the warrants issued to the investors for resale under the Securities Act of 1933, as amended. By agreement between Avantair, the investors in the June 30, 2009 private placement and that offering’s placement agent, the  period for additional sales of units was extended until October 15, 2009. On September 25, 2009, the Company sold an additional 250,000 units at a price of $2.50 per unit generating net proceeds of approximately $0.6 million.

On July 15, 2009, the Company entered into a Promissory Note with BRMR, LLC (BRMR) and Dalewood Associates LP (Dalewood) in the total amount of $1.0 million (with each of BRMR and Dalewood funding $0.5 million) to cover the costs of a portion of the unsold inventory of fractional ownership interests in one of its aircraft. The terms of the note were thirty days at an interest rate of one percent and an interest rate of two percent through September 14, 2009, the date of repayment. Pursuant to the terms of this transaction, the Company paid BRMR and Dalewood a total of a one percent origination fee, as well as provided BRMR with a twenty-five flight hour charter card.

Industry Overview

Fractional aircraft ownership provides customers with the convenience and flexibility of private air service without the more significant costs associated with sole ownership of an aircraft. Additionally, fractional aircraft companies generally provide the same conveniences and benefits to individuals and businesses through their various charter card programs. Commercial flight delays can be costly and tiresome, commercial hubs are increasingly crowded, major commercial airports may be far from final destinations and commercial air travel is increasingly subject to threats and security-related inconveniences. Attempting to divide the use of a plane among multiple parties to maximize its value can be logistically challenging. For businesses and high net worth individuals, fractional ownership and charter card programs often offer a balance between convenience and cost.

A fractional aircraft company assembles a fleet of planes with each of these planes available for a certain number of revenue generating flight hours per year. Those hours are then divided into partial ownership shares and these partial ownership shares are sold to individuals and businesses. Avantair’s customers typically purchase one-sixteenth or one-eighth shares in an aircraft, although in some cases the purchases are one-quarter shares or more. The purchase of a one-eighth share means that the owner will pay approximately one-eighth of the aircraft retail price initially and receive one-eighth of the total number hours of flying time per year for the initial term of the contract, which is five years for a new shareowner. An Avantair fractional share owner agrees to pay Avantair an additional predetermined monthly fee to cover the various costs of maintaining and operating the aircraft. Avantair is responsible for all of these services.

According to AvData, the North American fractionally owned aircraft fleet has grown from 8 aircraft in 1986 to an aggregate of 849 aircraft as of May 2009, and the number of fractional share owners has grown to 5,669 in that same period. According to AvData, five companies have 5.0% or more of the total market for fractional aircraft, based upon the units in operation - NetJets, Flight Options, FlexJet, CitationShares, and Avantair, with NetJets having a market share of approximately 50.0% and Flight Options, FlexJet, CitationShares having a combined market share of approximately 40.0%. According to AvData, as of May 2009, Avantair had an approximate market share of 10%.

The general aviation industry builds and sells aircraft ranging from single passenger, single engine propeller planes to multimillion dollar transoceanic jets costing $50.0 million or more. The fractional aircraft industry has primarily concentrated on the middle to upper end of that market. Most fractionally owned aircraft have a capacity of between four and seven passengers and a minimum range of 1,250-1,500 nautical miles. The list prices of these types of aircraft are generally $5.0 million to $50.0 million. There are numerous manufacturers and models in most categories of aircraft. Both providers of fractional aircraft shares and purchasers of these shares consider the choice of aircraft based upon a variety of factors including:

•	price;
•	availability;
•	operating costs;
•	reliability;
•	speed;
•	range;
•	cabin size and features;
•	safety features and record;
•	environmental impact;
•	efficiency;
•	maintenance cost;
•	manufacturer; and
•	runway requirements.

Some of Avantair’s principal competitors are wholly or partially owned by aircraft manufacturers and/or their affiliated parent companies, which have resulted in their fleets being largely comprised of aircraft built by their respective parent companies. Although Avantair operates exclusively one aircraft type, the Company is not owned by any manufacturer, giving it a greater level of flexibility than most of its competitors.

Fractional operators must have sufficient numbers of aircraft in the fleet to provide the service required. Since fractional share buyers desire to enter the program as soon as possible after purchasing shares, operators are obligated to provide access to aircraft when the shareowner requests it. If the operator does not have ample capacity available, it must charter that capacity, a practice that can be very costly.  As a result, fractional operators tend to place orders for aircraft in advance, and only sell shares within a few weeks prior to taking delivery of the aircraft.  Fractional operators may also offer various charter card programs, which provide a certain number of flight hours to be used during a specific period of time, generally one year.  The charter card programs subject the fractional operators to similar capacity requirements as fractional shareowners.

The capital requirements for ordering aircraft require the operator to place deposits well in advance of receiving its planes. Progress payments are made as certain milestones are achieved. The amounts of the deposits and progress payments are a function of several factors including the price of the underlying plane, the creditworthiness of the buyer, and the time until delivery. The majority of the payments are generally made upon delivery.

How Avantair’s Fractional Ownership Program Works

Each of Avantair’s current aircraft is available to fractional owners for a total of 800 flight hours per year. Those hours are then divided into blocks of ownership, beginning at fifty hours per year (a one-sixteenth share of the aircraft), and these partial ownership shares are sold to buyers. A share of an aircraft currently can be purchased from Avantair starting at $425,000 for a one-sixteenth share. Purchase prices for larger interests are slightly discounted. Each fractional owner must enter into a Management and Dry Lease Exchange Agreement with Avantair as part of the purchase of shares in an Avantair aircraft. A monthly maintenance and management fee, currently $9,650, is assessed per 1/16th share owned. This fee covers any direct costs in operating and maintaining the aircraft, other than fuel surcharges which are based on actual aircraft usage. This is unlike most other fractional programs, which generally charge fractional owners an occupied hourly rate for use of the aircraft. All programs have fuel surcharges, but due to the efficiency of the Avanti and the way Avantair calculates its management fee, Avantair’s surcharges tend to be less than those charged by its competitors. Any landing fees, excess catering fees, applicable international fees and taxes are billed to the owner. Monthly fees are adjusted upwards on each anniversary date by the greater of either the current Consumer Price Index or 3.75%, but will not exceed the then-current rate offered to new share owners.

Each fractional owner is allocated a certain number of flight hours per year based on the size of their ownership share. The owner may exceed the number of annual allocated hours by up to 20.0%, to the extent that the owner did not use all of their allocated hours in the prior year and/or as an advance use of the next year’s allocated hours.

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

For all flights outside of the Primary Service Area, which varies by program and is comprised of the continental United States, as well as certain airports in geographic locations such as the Bahamas, Canada, Mexico and the Carribbean, fractional owners must request an aircraft at least 7 days prior to the scheduled date of the first leg of the trip. All such requests are completed, provided that, for each such request, the fractional owner has provided sufficient information regarding the trip to enable Avantair to schedule the trip.

The Avantair Card Program

In 2006, Avantair introduced a card program that allows a purchaser to access Avantair’s aircraft for 15 or 25 hours of flight time without the requirement to purchase ownership shares in an aircraft. The card holder purchases the entire card amount in advance and receives the same service as a fractional owner. After the card holder has exhausted the hours purchased, the holder has no further obligations to Avantair. The program offers an alternative to fractional ownership for individuals and businesses seeking to experience private aircraft travel. Avantair’s management considers its card program to be an effective means of introducing potential purchasers to its fractional ownership program. Avantair’s card program currently is priced at $105,000 for a 25 hour card. Additionally, Avantair created an introductory 25 hour card for a first charter card purchaser currently at a rate of $95,000.

The Axis Club Membership Program

In 2009, Avantair introduced the Axis Club Membership program. The membership program - ‘The Axis Club’ - allows a customer access flight blocks of 25 hours at a set rate for a three-year term. A one-time membership fee starts as low as $75,000 for the term. Tiered membership options are available to fit the flight needs of the customer. Each membership has a minimum required purchase of three 25 hour blocks of flight hours over the three year term. Each block of 25 flight hours has a price of $80,000 or less, depending on the membership level. The cost of each block of flight hours is also subject to an annual CPI increase. In addition, conversion options into a fractional share are also available, should a customer’s needs change throughout the course of the membership term.

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

Expiration of the Program

Upon the expiration of the term of Avantair’s agreement with a fractional owner, the owner shall have the option to (i) sell the owner’s interest in the aircraft and cease to participate in the Avantair program, (ii) sell their interest and purchase an interest in another aircraft that participates or will participate in the Avantair program or (iii) retain their interest and renew their participation in the program.

Sales and Marketing

Avantair targets customers based on demographic data, including net worth, household income, job title and age.

Avantair uses a variety of methods to market and advertise its various programs, including print advertising, direct mail, trade events, web site and online and referral incentives. In fiscal 2009, approximately half of Avantair’s marketing budget was allocated to print advertising. Advertising placement is based on historical data, demographics and competitive analysis.

Avantair’s direct mail advertising consists of several mailings and e-mailings per year to targeted prospective customers. Avantair also participates in live events, including aircraft display events at fixed base operators attended by owners and prospective owners. The events are targeted geographically and costs are often shared with the aircraft manufacturer to reduce the cost to Avantair.

As part of its marketing, Avantair maintains a web site at www.avantair.com. All of Avantair’s collateral and print marketing materials, direct mail, email and video materials direct prospective buyers to its web site.

Public relations efforts are driven by editorial opportunities and news pitches to key editors. Recent editorial placements include magazines such as Robb Report, Forbes and Business Jet Traveler, as well as travel and aircraft industry publications. An owner electronic newsletter, Contrails, is published quarterly with pertinent news, purchase reinforcement and any new programs.

An important element of Avantair’s marketing strategy is referral incentives. Approximately 30.0% of new share sales during 2005 and 2006 have been generated from referrals from existing share owners. Approximately 40.0% of new share sales during 2007 and 2008 have been generated from referrals from existing share owners. Approximately 70.0% of new share sales during 2009 have been generated from referrals from existing share owners. Under Avantair’s referral incentive program, a fractional owner who refers a customer to Avantair receives a choice, dependent on the number of referrals, of additional allocated hours of flight time or items such as a Vespa or motorcycle.

One internal measurement used to assess future sales is leads generated by both the sales force and the other marketing methods described above. The number of Avantair’s sales leads has nearly doubled over the past year. While many leads do not turn into sales, they provide the basis for future sales. Another important indicator is demonstration flights. A very high percentage of potential buyers of shares will request a demonstration flight on one or more aircraft types and on one or more products from different fractional operators. Avantair’s demonstration flights cost the potential buyer approximately $4,000 per hour, with the price charged deducted from the purchase only in the event that a share or shares are ultimately purchased.

Avantair’s sales department is comprised of a senior executive vice president of sales and marketing, vice president of sales, regional sales directors and regional sales managers supported by a sales department and a marketing department. Avantair’s sales staff is compensated with a base salary plus commissions.

Fleet and Geographic Scope

As of June 30, 2009, Avantair operated 52 aircraft within its fleet which is comprised of: 46 aircraft for fractional ownership; 5 company- owned core aircraft and 1 leased and company- managed aircraft.

At June 30, 2009, Avantair had 56 additional Piaggio aircraft on order. Currently, all of the fractional aircraft in Avantair’s fleet are Piaggio Avanti P-180 turboprops. In addition, on October 17, 2006, Avantair announced orders for 20 Embraer Phenom 100 aircraft. The Phenom 100 is in the Very Light Jet category of business jets, with the largest cabin in the category. On June 20, 2008, Avantair assigned its rights and obligations to the purchase agreement for the purchase of these 20 Embraer Phenom 100 aircraft to a wholly owned subsidiary, called Share 100 Holding Co., LLC. On the same date, Avantair sold 100 percent of the Class A membership interest of the LLC, with the rights and obligations to 18 of the 20 aircraft, to a third party called Executive AirShares Corporation; Avantair retains the Class B membership interest of the LLC, with the rights and obligations to purchase aircraft 19 and 20. If Executive AirShares Corporation defaults under its obligations as a Class A member of the LLC, Avantair will then be responsible for the rights and obligations of the remaining undelivered aircraft ..

Avantair has focused its sales efforts to date on a national basis. A fractional owner is entitled to board a plane at the location of his/her choosing. The costs of moving a plane, or repositioning it, are borne by Avantair. These costs have been very significant due to fuel, pilots and crew and maintenance costs arising from increased overall usage of the aircraft. As the number of planes in Avantair’s fleet increases, Avantair believes that the relative amount of repositioning should decline. As the size of Avantair’s fleet reaches a critical mass, aircraft will be positioned in strategic locations based on travel patterns. Those locations are frequently determined through the usage of a software optimization program. In addition, Avantair incurs costs associated with pilots and crew, such as transportation to flight departure locations, per diems, meals and hotel expenses. As Avantair’s fleet expands, crews will be domiciled in cities frequented by fractional owner and charter card holder flights. This presents an opportunity for Avantair to leverage more favorable discounts for air and hotel due to volume, as well as making more efficient use of pilot and crew work hours.

Avantair believes that operating a very limited number of aircraft models provides it with cost and operating advantages relative to other fractional aircraft operators that may operate as many as 24 different aircraft models. Among the advantages of operating a limited number of aircraft models are:

•
Maintenance – Reduces costs of repair and maintenance by enabling nearly every member of Avantair’s maintenance staff to service all of its aircraft, plus reduced repositioning of an aircraft results in fewer flight hours and therefore less frequent maintenance;

•
Pilot Training - Pilots need to be certified for a given aircraft model, therefore the operation of a limited number of models means that nearly all employed pilots are available to operate any aircraft in the fleet.

•
Inventory— Fewer parts need to be inventoried which reduces the overall cost of inventory. Due to the uniformity of the fleet, Avantair is exposed to lower capital investment and inventory due to interchangeability of parts and the greater ease of troubleshooting.

Avantair is the sole fleet provider of the Piaggio Avanti P-180 aircraft in North America. The Piaggio Avanti has a unique design that uses forward wing technology which the Company believes allows it to both provide the fastest speed of any turboprop and yet have an unusually large cabin relative to aircraft in its category. The Piaggio Avanti also compares favorably to light jets as the Piaggio Avanti has the lowest fuel usage in the category. This aircraft also allows access to a greater number of airports than most of the jets in its category since it has the capability to land on shorter runways.

The Piaggio Avanti has several very attractive features such as:

•	Stand-up Cabin– A stand-up cabin and a private lavatory, which is unique in its category.
•	Flying Capacity– Ability to fly 1,300 nautical miles with five passengers, luggage and a full fuel load.
•	Speed– Fastest turboprop manufactured, with jet-like speed of 458 mph.
•	Runway capability– Ability to land on shorter runways allowing access to a greater number of airports.
•	Comfortable Ride– Sound dampening interior and rear mounted props, which help deliver a quiet ride.
•
Safety– Since its introduction in 1989, there has not been a fatal accident involving a Piaggio Avanti P-180. In addition, the Avanti’s wing design reduces the effects of turbulence and its de-icing system reduces the impact of inclement weather on aircraft operation.

The pricing structure afforded by utilizing the Piaggio Avanti allows Avantair to attract a customer desiring quality at a lower price point. Offering the cabin cross section of a mid-size aircraft and fuel efficiency of a turboprop, along with no hourly fees, allows Avantair to lower the cost of private air travel for a broader range of consumers.

Flight Operations

Avantair’s Operations Control Center is made up of four departments that all play a role in an Avantair program participants trip from the first phone call to completion of the trip at the final destination:

•	Owner Services
•	Pilot Services
•	Flight Specialists
•	Flight Following

After a purchase with Avantair in one of our various programs, an owner is assigned an Owner Services team. This team assists the owner in scheduling flights and making necessary arrangements based on the owner’s flight requirements, including coordinating with Avantair’s Operations Control Center.

The flight scheduling process begins when an owner contacts the owner’s Owner Services team. When an owner contacts Avantair to schedule a flight, an assigned Owner Services team member handles the request. The team member will ask for all details of the proposed trip, including airport of departure and arrival as well as fixed base operation preference. This department also handles any ground transportation and/or catering orders.

The trip request is subject to an approval process with the Flight Specialist. After approval, the trip is entered into Avantair’s FlightOps computer system by Owner Services. The trip request is then delivered to the owner for approval. This is used as a quality control so that Avantair is sure it has all the correct details of the owner’s trip. After a signed confirmation is received from the owner, Owner Services will confirm this trip reservation in FlightOps. The night before and the morning of the trip, Owner Services reconfirms all ground and/or catering requests for quality control.

The day before the trip, the flights will be assigned to an Avantair aircraft by the Flight Specialist. The Flight Specialist then confirms the availability and location of the aircraft for the next day in an effort to ensure that the owner gets the optimal schedule with the least amount of repositioning time. This confirmation process also takes into consideration the crew duty, rest and flight time regulations.

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

All pilots must complete FAA required and approved ground and flight training prior to flying any flight leg for any of Avantair’s fractional owners. Further, all of Avantair’s pilots must fulfill ongoing training requirements. Avantair’s pilots have an average of over 6,200 hours of total flight time.

Aircraft Maintenance

Avantair aircraft maintenance follows a schedule of inspections based on the numbers of hours flown at the recommendation of the aircraft manufacturer and approval of the FAA. This schedule consists of four levels of inspection - A, B, C and D checks. An A check occurs at every 150 flight hours; a B check at every 600 flight hours; a C check at every 1,500 flight hours; and a D check at every 3,000 flight hours. The scheduled maintenance events, as well as unanticipated events, result in an average downtime of one day for A checks, two days for B checks, five days for C checks and twenty-one days for D checks. As a condition of employment, all of Avantair’s maintenance technicians must have an FAA license and are subject to a background check and drug screening prior to employment. Avantair’s Lead Technicians and Supervisors attend the FAA-approved Piaggio factory training program at Flight Safety. In addition, training is provided at the Rockwell Collins factory school as well as Pratt & Whitney Powerplant (engine) school. Avantair’s main maintenance base and its Maintenance Control Center, which oversees and coordinates all maintenance activity on Avantair’s aircraft, is located in Clearwater, Florida and is staffed 24 hours a day and seven days a week. The average years of experience is over 17 years for Avantair’s maintenance technicians, 20 years for its maintenance controllers and over 25 years for its maintenance quality control staff.

In April 2008, the Company terminated its Airframe Maintenance contract with its third party vendor and began to manage the Airframe Maintenance Program on an internal basis. In January 2009, the Company replaced a former engine service vendor with another nationally recognized, FAA certified engine maintenance vendor.

Competition

Avantair faces competition from other fractional aircraft operations. Avantair’s primary competitors are NetJets, a subsidiary of Berkshire Hathaway, Flight Options, FlexJet, a Bombardier subsidiary, and CitationShares, which is 75% owned by Cessna, a wholly-owned Textron subsidiary. None of these competitors are stand-alone entities like Avantair and all of these competitors are significantly larger than Avantair and with more resources. Some of these companies are subsidiaries of business jet manufacturers, which Avantair’s management believes may hamper their flexibility in purchasing aircraft. According to AvData, five companies have 5% or more of the total market for fractional aircraft, based upon the units in operation – NetJets, Flight Options, FlexJet, CitationShares, and Avantair, with NetJets having a market share of approximately 50% and Flight Options, FlexJet, and CitationShares having a combined market share of approximately 40%. According to AvData, as of May 2009, Avantair had an approximate market share of 10%.

Avantair and other fractional airlines also face competition from charter airlines, air taxis and commercial airlines. Some of these competitors offer greater selection of aircraft (including jet aircraft), some of which permit owners to fly greater distances or at greater speeds, travel with a greater number of passengers and on shorter advance notice before flying.

Avantair’s management believes that fractional and charter card aircraft operators compete on the basis of aircraft model and features, price, customer service and scheduling flexibility. Avantair’s management believes that customers are generally willing to continue to use the same aircraft operator so long as such operator provides satisfactory service with competitive pricing. Avantair’s management believes that the quality of its aircraft and service, and the value it provides to its customers, enables it to compete effectively against its larger competitors.

Information Technology

Avantair’s core software application, FlightOps, is designed, developed, and licensed by Bitwise Solutions, Inc. for use in Avantair’s Operations Control Center to plan, schedule and track fractional owner trips as well as manage its fleet. FlightOps uses Oracle as its database server.

Avantair has invested in an efficient high-performance computing environment that includes Dell PowerEdge servers with the latest commercially available Windows-based operating system. In addition, Avantair has approximately 100 Fujitsu Tablet PCs that are used as part of its pilots’ Electronic Flight Bag. These PCs are equipped with core software applications that include navigational aids, flight charts, and aircraft manuals.

Avantair currently has two agreements with Application Services Providers:

•	Salesforce – Customer Relationship Management Sales Force Automation; and
•	Corridor – Enterprise Resource Management Aviation Service Software (Maintenance, Inventory and FBOs).

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

The FAA also has authority to issue air carrier operating certificates and aircraft airworthiness certificates and regulate pilot and other employee training, among other responsibilities. Avantair’s management of fractional aircraft is regulated by the FAA under Part 91, subpart K of the Federal Aviation Regulations (“FARs”), and the FAA has issued Management Specifications reflecting Avantair’s authority to manage such aircraft. In some cases, including all current international operations, the FAA deems Avantair to transport persons or property by air for compensation. Such “charter” operations are regulated under Part 135 of the FARs, and Avantair’s authority to conduct those operations is reflected in an Air Carrier Operating Certificate with operating specifications. Both types of FAA authority potentially are subject to amendment, suspension or revocation. From time to time, the FAA issues rules that require aircraft operators to take certain actions, such as the inspection or modification of aircraft and other equipment.

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

Aircraft operators also are subject to various other federal, state and local laws and regulations. The Department of Homeland Security (“DHS”) has jurisdiction over virtually all aspects of civil aviation security and arrivals into and departures from the United States. Avantair is also subject to inquiries by DOT, the FAA, and other U.S. and international regulatory bodies.

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

Avantair is also subject to other environmental laws and regulations, including those that require it to remediate soil or groundwater to meet certain objectives. Under the federal Comprehensive Environmental Response, Compensation and Liability Act (commonly known as “Superfund”) and similar environmental cleanup laws, generators of waste materials, and owners or operators of facilities, can be subject to liability for investigation and remediation costs at facilities that have been identified as requiring response actions. Certain operations of Avantair are also subject to the oversight of the Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters. Avantair also conducts voluntary remediation actions. Environmental cleanup obligations can arise from, among other circumstances, the operation of fueling facilities, and primarily involve airport sites. Future costs associated with these activities are not expected to have a material adverse effect on Avantair’s business.

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

Employees

As of June 30, 2009, Avantair had approximately 445 full-time employees, 40 of whom were management and 405 of whom were operational. Avantair believes that it has good relations with its employees.

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

Avantair has incurred losses since inception. To date, Avantair’s revenues have largely come from sales of fractional interests and charter cards in aircraft and monthly management fees. Avantair’s primary expenses - cost of aircraft, cost of flight operations and overhead - have increased over the past several years and significantly exceeded revenues. Avantair’s consolidated financial statements have been prepared assuming that Avantair will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Successful transition to profitable operations is dependent upon obtaining a level of sales adequate to support the Company’s cost structure and an uninterrupted delivery of aircraft. The Company has suffered recurring losses resulting in an accumulated deficit of approximately $81.4 million and a working capital deficiency of $49.2 million as of June 30, 2009 and an accumulated deficit of $77.0 million and a working capital deficiency of $30.2 million as of June 30, 2008. Historically, the Company has been able to finance operations from the capital obtained through the Reverse Merger which was completed on February 22, 2007 and the capital obtained through the November 2007 private placement of Series A Convertible Preferred Stock which raised gross proceeds of $15.2 and the June and September 2009 private placements of Common Stock which raised gross proceeds of $1.4 and $0.6 million, respectively. Management intends to continue to finance the operations of the Company through future cash flows from operations and future financings. However, Avantair’s expenses are expected to increase as it acquires additional aircraft and expands its operations, and there is no assurance that Avantair will be able to obtain sufficient financing (or financing on acceptable terms) or earn sufficient revenues to generate positive cash flow and attain profitability.

If Avantair is unable to fund its operations and capital expenditures, Avantair may not be able to continue to acquire additional inventory of aircraft, which would have a material adverse effect on its business.

Avantair has experienced significant negative cash flow since its inception. In order to fund Avantair’s operations and capital expenditures, Avantair may be required to incur borrowings or raise capital through the sale of debt or equity securities. The Company’s ability to borrow or access the capital markets for future offerings may be limited by its financial condition at the time of any such offering as well as by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond our control. Avantair’s failure to obtain the funds for necessary future capital expenditures would limit its ability to acquire additional inventory of aircraft and could have a material adverse effect on our business, results of operations and financial condition.

Avantair is dependent upon key personnel whose loss may adversely impact Avantair’s business.

Avantair depends on the expertise, experience and continued services of its senior management employees, especially Steven Santo, its Chief Executive Officer (CEO), Richard Pytak, its Chief Financial Officer (CFO) and Kevin Beitzel, its Chief Operating Officer (COO). Mr. Santo has acquired specialized knowledge and skills with respect to Avantair and its operations and most decisions concerning the business of Avantair will be made or significantly influenced by him. Avantair does not maintain life insurance with respect to Messrs. Santo, Pytak or Beitzel or any other of its executives. The loss of Messrs. Santo, Pytak, Beitzel or other senior management employees, or an inability to attract or retain other key individuals, could materially adversely affect the Company. The Company seeks to compensate and incentivize its key executives, as well as other employees, through competitive salaries and bonus plans, but there can be no assurance that these programs will allow Avantair to retain key or hire new employees. As a result, if Messrs. Santo, Pytak and/or Beitzel were to leave Avantair, the Company could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successors obtain the necessary training and experience. On September 29, 2006, Avantair entered into a three year employment agreement with Mr. Santo which will expire in September 2009. On September 24, 2009, Avantair entered into a new three- year employment agreement effective that same day. However, there can be no assurance that a successor employment agreement will be entered into with Mr. Santo or that the terms of this employment agreement will be sufficient to retain Mr. Santo.

Avantair’s management systems and personnel may not be sufficient to effectively manage its growth.

Avantair’s growth strategy involves increasing the number of available aircraft, fractional share owners, charter card and membership program participants and fixed base operations. Achieving Avantair’s growth strategy is critical in order for its business to achieve economies of scale and to achieve profitability. Any condition that would deny, limit or delay its ability to acquire additional aircraft, sell fractional shares, charter cards and/or memberships and open additional fixed base operations in the future will constrain Avantair’s ability to grow. Acquiring additional aircraft, selling fractional shares, charter cards and/or memberships and opening fixed base operations requires Avantair to commit a substantial amount of resources. Expansion is also dependent upon Avantair’s ability to maintain a safe and secure operation and will require additional personnel, equipment and facilities.

An inability to hire and retain personnel, timely secure the required equipment and facilities in a cost-effective manner, efficiently operate Avantair’s expanded facilities, or maintain the necessary regulatory requirements may adversely affect Avantair’s ability to achieve its growth strategy. There can be no assurance that Avantair will be able to successfully expand its business in this increased competitive environment, and if Avantair fails to do so, its business could be harmed.

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

Avantair maintains insurance on its aircraft for risks commonly insured against by aircraft owners and operators, including hull physical damage liability, third-party liability, airport premises liability, war risk liability and ground hangar keepers’ liability coverage. Avantair can give no assurance that Avantair will be adequately insured against all risks or that its insurers will pay a particular claim. Even if its insurance coverage is adequate to cover its losses, Avantair may not be able to timely obtain a replacement aircraft in the event of a loss. Furthermore, in the future, Avantair may not be able to obtain adequate insurance coverage at reasonable rates for its fleet. Avantair’s insurance policies will also contain deductibles, limitations and exclusions which, although the Company believes that such policies are standard in the aviation industry, may nevertheless increase its costs. Moreover, certain accidents or other occurrences may result in intangible damages (such as damages to reputation) for which insurance may not provide an adequate remedy.

Avantair may not be able to generate sufficient cash flows to meet its debt service obligations or other financial obligations.

Avantair’s ability to make payments on its indebtedness and acquire additional aircraft will depend on its ability to generate cash from its future operations. As of June 30, 2009 and June 30, 2008, Avantair had incurred an aggregate of approximately $42.6 and $46.3 million, respectively, in short and long term indebtedness to third party lenders. Much of this indebtedness is secured by some or all of Avantair’s assets. In addition, as of June 30, 2009, the Company has commitments valued at $354.0 million to purchase 56 additional aircraft through 2013. Avantair’s business may not generate sufficient cash flow from operations or from other sources sufficient to enable it to repay its indebtedness and to fund its other liquidity needs, including capital expenditure and aircraft acquisition requirements. Avantair may need to refinance or restructure all or a portion of its indebtedness or other financial obligations on or before maturity. Avantair may not be able to refinance any of its indebtedness on commercially reasonable terms, or at all. If Avantair cannot service or refinance its indebtedness or restructure its other financial obligations, it may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, any of which could have a material adverse effect on our operations. Additionally, Avantair may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.

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

Avantair’s loan agreements contain restrictive covenants that will limit Avantair’s liquidity and corporate activities.

Avantair’s loan agreements impose operating and financial restrictions that will limit Avantair’s ability to:

•	create additional liens on its assets;
•	make investments;
•	engage in mergers or acquisitions;
•	pay dividends; and
•	sell any of Avantair’s aircraft or any other assets outside the ordinary course of business.

Therefore, Avantair will need to seek permission from its lenders in order for Avantair to engage in some corporate actions. Avantair’s lenders’ interests may be different from those of Avantair, and no assurance can be given that Avantair will be able to obtain its lenders’ permission when needed. This may prevent Avantair from taking actions that are in its best interest.

Avantair’s dependence on Piaggio Avanti aircraft manufacturers poses a significant risk to its business and prospects.

Avantair has historically sold and flown only Piaggio Avanti aircraft. The type of aircraft sold and operated by Avantair is the product of a single manufacturer. If the Piaggio Avanti manufacturers faced production delays due to, for example, natural disasters or labor strikes, Avantair may experience a significant delay in the delivery of previously ordered aircraft, which would adversely affect its revenues and profitability and could jeopardize its ability to meet the demands of its customers. Avantair has limited alternatives to find alternate sources of new aircraft.

Avantair’s dependence on the importation of foreign aircraft poses a significant risk to its business prospects.

Avantair’s revenue and profitability are based in part on current laws and regulations regarding the exportation from the country of manufacture and importation into the United States of the aircraft. Current laws and regulations do not preclude the exportation from the subject manufacturers’ countries of operation or importation of the aircraft into the United States, provided that all applicable statutory and regulatory requirements are satisfied. Modification of such statutes and regulations by any foreign government or any agency thereof with respect to the exportation of the aircraft or modification of such statutes and regulations by the federal government of the United States or any agency thereof affecting the importation of the aircraft, could pose a significant risk to Avantair’s business operations. The risks for Avantair associated with the modification of the exportation and importation statutes and regulations are increased due to Avantair’s current dependence on the importation of foreign aircraft for the operation of its business.

Avantair’s reputation and financial results could be harmed in the event of an accident or incident involving its aircraft, or aircraft of the same type.

An accident or incident involving one of Avantair’s aircraft could involve significant potential claims of injured passengers or others in addition to repair or replacement of a damaged aircraft and its consequential temporary or permanent loss from service. Although Avantair believes it currently maintains liability insurance in amounts and of the type generally consistent with industry practice, the amount of such coverage may not be adequate and Avantair may be forced to bear substantial losses from an accident. Substantial claims resulting from an accident in excess of Avantair’s related insurance coverage would harm its business and financial results. Moreover, any aircraft accident or incident, even if fully insured, could cause a public perception that Avantair or the Piaggio Avanti aircraft is less safe or reliable than other competitors, which would harm Avantair’s business. In addition, any accident involving the Piaggio Avanti aircraft type, even if the aircraft involved is not operated by Avantair, could also cause a public perception that Avantair or the Piaggio Avanti aircraft is less safe or reliable than other competitors, which would harm Avantair’s business.

The fractional aircraft industry is competitive.

Avantair competes with national airlines, regional airlines, charter carriers, other fractional aircraft ownership operators, and particularly on shorter routes, ground transportation. According to AvData, five companies have 5% or more of the total market for fractional aircraft, based upon the units in operation - NetJets, Flight Options, FlexJet, CitationShares, and Avantair, with NetJets having a market share of approximately 50% and Flight Options, FlexJet, CitationShares having a combined market share of approximately 40%. According to AvData, as of May 2009, Avantair had an approximate market share of 10%. Many of Avantair’s competitors have been in business far longer than Avantair and have significantly greater financial stability, access to capital markets and name recognition. In addition, some of our competitors offer a greater selection of aircraft (including jet aircraft), some of which permit owners to fly greater distances or at greater speeds, travel with a greater number of passengers and on shorter advance notice before flying. Unanticipated shortfalls in expected revenues as a result of price competition or in delivery delays by suppliers would negatively impact our financial results and harm Avantair’s business. There is no assurance that Avantair will be able to successfully compete in this industry.

Restriction on foreign ownership and possible required divestiture of stock may impact Avantair’s stock price.

In some cases, including all current international operations, Avantair is deemed to transport persons or property by air for compensation, and Avantair accordingly is regulated by the FAA and the U.S. Department of Transportation as an on demand air carrier. Therefore, to comply with restrictions imposed by U.S. aviation laws on foreign ownership of air carriers, the Company’s certificate of incorporation and bylaws have been amended to reflect that at least 75% of its voting stock is required to be held by U.S. citizens. Although Avantair’s amended and restated certificate of incorporation contains provisions limiting non-citizen ownership of its voting stock, Avantair could lose its operating certificate, which allows it to conduct aircraft operations in the U.S., if such provisions prove unsuccessful in maintaining the required level of citizen ownership. Such loss would have a material adverse effect on Avantair. If Avantair determines that persons who are not citizens of the U.S. own more than the permitted percentage, currently 25%, of Avantair’s voting stock, Avantair may redeem such stock or, if redemption is not permitted by applicable law or Avantair’s Board of Directors, in its discretion, elects not to make such redemption, the Company may restrict the voting rights of such excess shares. The required redemption would be at a price equal to the average closing price during the preceding 10 trading days, which price could be materially different from the current price of the common stock, or at a price at which the non-citizen acquired the voting stock, or at a price equal to the fair market value as determined by Avantair’s Board of Directors, plus the amounts of any dividends or other distributions which may be owed to the stockholder. If a non-citizen purchases the voting stock, there can be no assurance that their stock will not be redeemed, which redemption could result in a material loss, or that they will be able to exercise full voting rights with respect to such voting stock. Such restrictions and redemption rights may make Avantair’s equity securities less attractive to potential investors, which may result in Avantair’s publicly traded voting stock having a lower market price than it might have in the absence of such restrictions and redemption rights.

Future acquisitions of fixed base operations (“FBO”) businesses or other assets by Avantair would subject Avantair to additional business, operating and industry risks, the impact of which cannot presently be evaluated, and could adversely impact Avantair’s capital structure.

In the future, Avantair may intend to pursue other acquisition opportunities to the extent reasonably feasible. While Avantair is not presently committed to any additional acquisition, it may in the future consider acquisitions of other types of businesses. Acquisitions may be of fixed base operations businesses, operations in the aircraft industry or other businesses that may be complementary to Avantair’s business. In addition, Avantair is not limited to any particular industry or type of business for potential acquisitions. Accordingly, there is no current basis to evaluate the possible merits or risks of the particular business or assets that Avantair may acquire, or of the industry in which such business operates. If Avantair acquires a business in an industry characterized by a high level of risk, it may be affected by the currently unascertainable risks of that industry. Although Avantair’s management will endeavor to evaluate the risks inherent in a particular industry or target business, there can be no assurance that Avantair will properly ascertain or assess all of the significant risk factors.

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

Moreover, additional laws, regulations, taxes and airport rates and charges have been enacted from time to time that have significantly increased the costs of commercial aircraft operations, reduced the demand for air travel or restricted the way the Company can conduct its business. For example, the Aviation and Transportation Security Act, which became law in 2001, mandates the federalization of certain airport security procedures and imposes additional security requirements on airlines. Similar laws or regulations or other governmental actions in the future may adversely affect Avantair’s business and financial results.

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

Avantair may not be able to obtain acceptable customer contracts covering all of the fractional interests of its new airplanes, a sufficient number of charter cards and/or Axis Club Memberships, or a combination thereof, which could adversely affect our profitability.

Avantair intends to substantially expand its fleet of airplanes. In order to most efficiently do so, Avantair will need to sell a sufficient number of fractional interests, charter cards, Axis Club Memberships or a combination thereof.  As a result, Avantair’s financial performance could be adversely affected if Avantair is unable to sell the sufficient number of the fractional interests, charter cards, and/or Axis Club Memberships in these aircraft. At June 30, 2009, the Company had 36 fractional aircraft shares available for sale.

Sales of fractional interests and charter cards in excess of available fleet capacity could adversely affect Avantair’s business.

Since fractional shareowners generally desire to enter a fractional program when they make their decision to purchase a fractional share, it is difficult for a fractional operator to pre-sell many shares in advance of receipt of additional aircraft. Charter card as well as Axis Club Membership program participants often likewise purchase their charter cards and begin utilizing the services within a short time thereafter. An aircraft fleet provides a finite level of capacity, and the addition of significant additional share owners and charter card users to the usage base may require an increase in charter usage, which may not be economical. If Avantair does not adequately manage the sales process and sells shares or timecards in excess of its available capacity, its business could be adversely affected.

Avantair’s business could be adversely affected by a failure to attract and retain qualified pilots and other operations personnel.

Avantair’s ability to attract and retain qualified pilots, mechanics, and other highly trained personnel will be an important factor in determining Avantair’s future success. Many of Avantair’s customers require pilots of aircraft that service them to have high levels of flight experience. The market for these experienced and highly trained personnel is extremely competitive. If Avantair is unable to attract and retain such persons, flight operations may be disrupted, which could have a negative effect on its results.

Avantair’s business is affected by many changing economic conditions beyond its control which may adversely affect its results of operations.

Ownership of fractional shares and charter cards is likely considered a luxury item to consumers, especially compared to the costs associated with commercial air travel. As a result, a general downturn in economic, business and financial conditions, including the current recession, inflation and higher interest rates, could have an adverse effect on consumers’ spending habits and could cause them to travel less frequently and, to the extent they travel, to travel using commercial air carriers or other means considered to be more economical than owning a fractional interest, charter card, and/or membership in a fractional aircraft program.

The operation of aircraft is dependent on the price and availability of fuel. Continued periods of historically high fuel costs may materially adversely affect Avantair’s operating results.

Avantair’s operating results may be significantly impacted by changes in the availability or price of fuel for aircraft operated by Avantair. Fuel prices have fluctuated significantly since 2004. Although Avantair is currently able to obtain adequate supplies of fuel, it is impossible to predict the price of fuel. Political disruptions or wars involving oil-producing countries, changes in government policy, changes in fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages and additional fuel price increases in the future. Furthermore, Avantair bears the entire cost of fuel when repositioning aircraft. There can be no assurance that Avantair will be able to fully recover its increased fuel costs by passing these costs on to its customers. In the event that Avantair is unable to do so, Avantair’s operating results will be adversely affected.

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

Risks Related to Our Common Stock

There will be a substantial number of shares of Avantair’s common stock available for resale in the future that may be dilutive to its current stockholders and may cause a decrease in the market price of its common stock.

As of June 30, 2009, the Company had 16,463,615 shares of the common stock outstanding and 1,133,166 shares of common stock available for future issuance under its 2006 Long-Term Stock Incentive Plan. In addition, as of June 30, 2009, the Company has 152,000 shares of Series A Preferred Shares outstanding. The Company has 3,088,898 shares of common stock reserved on its books and records for issuance upon the conversion of the outstanding Series A Preferred Shares. As a result of the sale of units consummated on June 30, 2009, the conversion price of the Series A Preferred Shares was reduced from $5.15 to $4.92. As a result of additional sales of units, on September 25, 2009, the conversion price of the Series A Preferred Shares was further reduced from $4.92 to $4.83 and the shares of common stock reserved on its books and records for issuance upon the conversion of the outstanding Series A Preferred Shares increased to 3,147,042. Options to purchase a total of 300,000 units at an exercise price of $9.90 per unit (with each unit consisting of one share of the Company’s common stock and two warrants, each to purchase one share of its common stock at an exercise price of $6.25 per share) were issued in connection with the underwriting of its initial public offering and will expire on February 23, 2010.

Avantair’s shares of common stock may become subject to the SEC’s penny stock rules and broker-dealers may experience difficulty in completing customer transactions and trading activity in its securities may be adversely affected.

If at any time Avantair has net tangible assets of $5.0 million or less and its ordinary shares have a market price per share of less than $5.00, transactions in its ordinary shares may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

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

If Avantair’s shares of common stock become subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in its securities may be adversely affected. As a result, the market price of the securities may be depressed, and you may find it more difficult to sell the securities.

Avantair has been unable to receive a listing of its securities on NASDAQ or another national securities exchange, and this may make it more difficult for its stockholders to sell their securities.

Shares of Avantair’s common stock and units are currently traded in the over-the-counter market and quoted on the OTCBB. The Company’s common stock and units are not currently eligible for inclusion in The NASDAQ Stock Market. If the Company is unable to receive a listing or approval of trading of securities on NASDAQ or another national securities exchange, then it may be more difficult for stockholders to sell their securities.

Item 1B. Unresolved Staff Comments

None.

Item 2. Facilities

Avantair leases its corporate headquarters and hangar space, which is approximately 125,000 square feet at 4311 General Howard Drive, Clearwater, Florida under two leases that each expire on April 30, 2020. In addition, Avantair currently leases the following principal properties:

•	approximately 17,752 square feet of office and hangar space at 125 Passaic Avenue, Caldwell, New Jersey under a lease that expires on October 31, 2018; and
•	approximately 65,258 square feet of office and hangar space at 575 Aviation Drive, Camarillo, California under a lease that expires on August 1, 2021.

Item 3. Legal Proceedings

From time to time, the Company is party to various legal proceedings in the normal course of business. It is expected that these claims would be covered by insurance subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. At June 30, 2009, there were no legal proceedings which the Company would anticipate having a material adverse effect on its financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF SECURITIES AND DIVIDENDS

Avantair’s common stock is traded on the Over-the-Counter Bulletin Board under the symbol AAIR. The following table sets forth the range of high and low closing bid prices for the common stock for the periods indicated since such common stock commenced public trading on March 8, 2005. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Common Stock

Quarter Ended	High	Low

2008
First Quarter	5.25	4.47
Second Quarter	5.30	4.23
Third Quarter	5.15	2.80
Fourth Quarter	3.00	1.94

2009
First Quarter	2.20	1.50
Second Quarter	1.90	0.57
Third Quarter	1.75	0.80
Fourth Quarter	1.90	1.15

DIVIDEND POLICY

The Company has never declared or paid cash dividends on our common stock. The Company currently expects to retain all future earnings for use in the operation and expansion of our business and does not anticipate paying cash dividends in the foreseeable future. The declaration and payment of any dividends in the future will be determined by our Board of Directors, in its discretion, and will depend on a number of factors, including our earnings, capital requirements and overall financial condition.

EQUITY COMPENSATION PLANS

The following table sets forth information regarding the Company’s Equity Compensation Plan as of June 30, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	150,000	$5.34	1,133,166
Equity compensation plans not approved by security holders	—	—	—
Total	150,000	$5.34	1,133,166

The maximum number of shares of Avantair’s common stock issuable in connection with the 2006 Long-Term Incentive Plan (sometimes referred to as “the Plan”) may not exceed 1,500,000 shares. There are 150,000 shares subject to issuance upon exercise of outstanding stock options; 216,834 shares have been issued with respect to awards of restricted stock; and 1,133,166 remain available for future issuance under the Plan.

RECENT SALES OF UNREGISTERED SECURITIES

On June 30, 2009, Avantair sold 567,200 units at a price of $2.50 per unit to investors in a private placement, generating net proceeds of approximately $1.3 million. Each unit consisted of two shares of common stock and one warrant to purchase one common share. The warrants have  an exercise price of $4.00 per share and are exercisable until June 30, 2012. The sale was consummated under the terms of a Securities Purchase Agreement between Avantair and each of the investors. Pursuant to a registration rights agreement, Avantair has agreed to use it best efforts to register the shares issued to the investors and the shares underlying the warrants issued to the investors for resale under the Securities Act of 1933, as amended. By agreement between Avantair, the investors in the June 30, 2009 private placement and that offering’s placement agent, the period for additional sales of units was extended until October 15, 2009. On September 25, 2009, the Company sold an additional 250,000 units at a price of $2.50 per unit generating net proceeds of approximately $0.6 million.

Item 6. Selected Financial Data

The following table presents the Company’s summary historical consolidated financial information. The summary consolidated statements of operations data for each of the two fiscal years in the period ended June 30, 2009 and the consolidated balance sheet data as of June 30, 2009 and 2008 have been derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for each of the fiscal years ended June 30, 2007, 2006, and 2005 and the consolidated balance sheet information as of June 30, 2007, 2006 and 2005 was derived from our audited consolidated financial statements which are not presented herein. These historical results are not necessarily indicative of results to be expected in any future period.

Avantair, Inc. and Subsidiaries
Consolidated Statement of Operations

	Years Ended June 30,
	2009	2008	2007	2006	2005
Consolidated Statement of Operations Data

Revenue
Fractional aircraft sold	$51,864,010	$43,426,696	$29,695,175	$23,756,070	$10,580,859
Maintenance and management fees	70,693,367	58,211,457	38,787,596	22,824,940	11,645,999
Charter card and Axis membership revenue	9,384,110	7,236,151	3,607,831	210,900	-
Other revenues	4,885,563	6,744,679	4,302,630	1,603,470	1,167,520

Total revenue	136,827,050	115,618,983	76,393,232	48,395,380	23,394,378

Operating expenses
Cost of fractional aircraft shares sold	44,118,352	36,637,959	24,370,988	19,166,722	9,318,013
Cost of flight operations	46,723,184	50,058,692	35,665,057	25,362,985	10,157,566
Write-off of aircraft deposit	-	-	300,000	-	-
Cost of fuel	13,349,084	16,489,422	10,192,406	6,419,835	4,226,802
General and administrative expenses	23,628,541	20,703,120	18,540,610	10,757,280	4,952,472
Selling expenses	3,736,424	4,670,246	4,333,268	3,672,754	976,164
Depreciation and amortization	5,233,250	3,624,710	2,013,530	2,649,096	1,932,757
Total operating expenses	136,788,835	132,184,149	95,415,859	68,028,672	31,563,774

Income (loss) from operations	38,215	(16,565,166)	(19,022,627)	(19,633,292)	(8,169,396)

Other income (expenses)
Interest income	46,073	482,666	444,179	557,508	490,591
Other income	1,397,012	861,662	284,723	437,982	167,329
Interest expense	(5,942,221)	(3,661,227)	(3,406,181)	(2,110,119)	(1,194,723)
Total other expenses	(4,499,136)	(2,316,899)	(2,677,279)	(1,114,629)	(536,803)

Net loss	(4,460,921)	(18,882,065)	(21,699,906)	(20,747,921)	(8,706,199)

Preferred stock dividend and accretion of expenses	(1,488,071)	(903,851)	-	-	-
Net loss attributable to common stockholders	$(5,948,992)	$(19,785,916)	$(21,699,906)	$(20,747,921)	$(8,706,199)

Loss per common share:
Basic and diluted	$(0.39)	$(1.30)	$(2.47)	$(6.31)	$(2.65)

Weighted- average common shares outstanding:
Basic and diluted	15,306,725	15,230,482	8,780,234	3,288,590	3,288,590

	As of June 30,
	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data

Total assets	$164,065,403	$204,477,455	$160,490,260	$105,154,683	$93,640,621

Long-term liabilities	$88,229,537	$123,018,837	$112,509,063	$72,844,665	$57,777,196

Stockholders' deficit	$(36,007,683)	$(31,651,546)	$(11,959,024)	$(35,030,607)	$(13,748,700)

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

Overview

Avantair is engaged in the sale of fractional ownership interests and charter card usage of professionally piloted aircraft for personal and business use and the management of its aircraft fleet. According to AvData, Avantair is the fifth largest company in the North American fractional aircraft industry. As of June 30, 2009, Avantair operated 52 aircraft within its fleet, which is comprised of 46 aircraft for fractional ownership, 5 company- owned core aircraft and 1 leased and company- managed aircraft.

Avantair also operates fixed flight based operations (FBO) in Camarillo, California and effective August 1, 2008, in Caldwell, New Jersey. Through these FBO’s and its headquarters in Clearwater, Florida, Avantair provides aircraft maintenance, concierge and other services to its customers as well as to the Avantair fleet.

Avantair generates revenues primarily through the sale of fractional ownership shares of aircraft, by providing maintenance and management services related to these aircraft, and from the sale of charter cards providing either 15 or 25 hours of flight time per year of access to its aircraft fleet (either individually or through the Company’s Axis Club Membership program). The Company markets and sells fractional ownership interests to individuals and businesses with a minimum share size of a 1/16 th ownership interest. Under maintenance and management agreements with fractional owners, Avantair provides pilots, maintenance, fuel and hangar space for the aircraft.

In response to the general economic downturn and the resulting growth of charter card sales over fractional share sales industry-wide, in January 2009, Avantair initiated the Axis Club Membership program. This program is designed to bridge the gap between the financial commitment of a fractional share and charter cards. This new product offers access to blocks of flight hours for a three year membership fee of $75,000. The program requires Axis Club members to purchase a minimum of three 25 hour flight time charter cards for $80,000 or less, dependent upon the type of membership purchased, over a three year period. The program also allows for the conversion of club membership into fractional ownership. Members are not charged a management fee until they are fractional owners.

Avantair presently sources all of its aircraft from a single manufacturer, Piaggio America, Inc. (“Piaggio”). As of June 30, 2009, Avantair had contractual commitments to purchase 56 additional Piaggio Avanti II aircraft through 2013. The total commitment, including a recently proposed price escalation, is valued at approximately $354.0 million. Our agreement with Piaggio permits the Company some flexibility to defer a portion of the aircraft deliveries and the Company has exercised this flexibility at certain times in order to take deliveries in line with the Company’s sales expectations. The Company expects delivery of 5 aircraft during the remainder of calendar 2009, valued at $30.6 million, which are anticipated to be utilized to satisfy fleet demands of the growing charter card and Axis Club Membership Program product lines. At June 30, 2009, the Company had 36 fractional aircraft shares available for sale. In addition to the cost of acquiring aircraft, Avantair’s primary expenses are related to fuel, aircraft repositioning (i.e., moving an aircraft to another location to accommodate a customer’s need and for demonstration flights for sales purposes), maintenance, charters and insurance.

The Company’s primary sources of operating funds are the collection of management and maintenance fees from fractional share owners as well as the sale of fractional ownership shares, charter cards and, effective January 2009, Axis Club Memberships.  Sales by product category follow:

	Unit Sales for the Three Months Ended				FY 2009	FY 2008
	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009	Total	Total
New Fractional shares	19.5	16.5	-	2	38	139
Charter cards	27	53	29	51	160	83
Axis Club Memberships	N/A	N/A	2	8	10	N/A

Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and aircraft under management as well as increase the number of charter cards and Axis Club Memberships sold. To finance this growth strategy, the Company may obtain additional funds through equity financing, including the sale of additional shares of common stock, assets sales, accelerated payments of maintenance and management fees, debt financing, or a combination thereof. On June 30, 2009, Avantair sold 567,200 units at a price of $2.50 per unit to investors in a private placement, generating net proceeds of approximately $1.3 million. The Company is in active discussions regarding options to secure financing for future aircraft deliveries, including additional aircraft to satisfy the demand of the growing charter card product line. The Company believes that its capital on hand, as may be augmented by these means to fund future growth, is sufficient to continue operations for the next twelve months and the foreseeable future thereafter.

Critical Accounting Policies

Avantair’s discussion and analysis of its financial condition and results of operations for the purposes of this document are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Avantair’s significant accounting policies are presented in Note 2 to its audited consolidated financial statements, and the following summaries should be read in conjunction with the financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. While all accounting policies affect the financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of the financial statements and results of operations and that require Avantair’s management’s most subjective or complex judgments and estimates. Avantair’s management believes the policies that fall within this category are the policies related to revenue recognition, aircraft costs related to fractional sales, use of estimates, capital assets, impairment of long-lived assets, income taxes and loss per share.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates and assumptions are based upon management’s best knowledge of current events and actions that the Company may take in the future. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect: the proper recording of revenue arrangements with multiple deliverables, the allowance for doubtful accounts, the carrying value of long-lived assets, the amortization period of long-lived assets, the provision for (benefit from) income taxes and related deferred tax accounts, certain accrued expenses and contingencies, and the ability to continue as a going concern.

Revenue Recognition

Avantair is engaged in the sale and management of fractional ownerships of professionally piloted aircraft for personal and business use and access to its aircraft fleet through either 15 or 25 hour charter cards (either individually or through the Company’s Axis Club Membership program). In the case of fractional ownership sales, the aircraft are sold in 1/16th shares or multiples thereof. The purchase agreement grants the customer the right to the use of the aircraft for a specified number of hours each year. When a customer purchases a fractional share, they are also required to enter into a five-year management and maintenance agreement. Under the terms of the maintenance and management agreement, the Company agrees to manage, operate and maintain the aircraft on behalf of the customer in exchange for a fixed monthly fee. Charter cards provide customers with flight hours for a fixed fee.

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

Management and Maintenance Agreement

Revenue earned in connection with the management and maintenance agreements with fractional share owners is recognized ratably over the term of the agreement, usually five years. If a customer prepays its management and maintenance fee for a period of one year or longer, the prepayment is recorded as unearned revenue and amortized into revenue on a monthly basis in accordance with the schedule provided for within each agreement.

Charter Card and Axis Club Membership Revenue

Charter Card revenue. The Company also sells access to its aircraft fleet through either a 15 or 25 hour charter card for flight time without the requirement to purchase an ownership share in an aircraft. The card holder pays the Company the entire amount in advance of access to the aircraft fleet. The Company defers the entire amount paid and recognizes revenue on an incremental basis as aircraft hours are flown.

Axis Club Membership revenue. In February 2009, the Company initiated the Axis Club Membership program that offers customers access to blocks of flight time at a discount from standard charter card rates for a set, three year membership fee. The program requires that Axis Club members purchase a minimum of three 25 hour blocks of flight charter cards over the three year membership term. Axis Club Membership fees are paid in advance, deferred and recognized over the three year membership term. Similar to standard charter card sales, payment for charter cards sold through the Axis Club Membership program are collected in advance of access to the aircraft fleet, deferred and recognized as revenue on an incremental basis over the three year membership term.

Other Revenues

Other revenues are comprised primarily of revenue from demonstration flights, revenue from the sale of fuel at the Company’s FBO facilities and revenue from the rental of hangar space at the Company’s operating locations. Revenue from fuel sales and hangar rentals are recorded when goods are delivered or services are rendered. Demonstration revenue is earned as the Company charges prospective fractional share owners on an hourly basis for each hour the prospective share owners are flown to demonstrate the quality and capabilities of the aircraft. The Company recognizes revenue related to these demonstration flights when the flight is completed.

Prepaid Pilot Training

Beginning in 2008, the costs related to the training of pilots as required by Federal Aeronautic Regulations are capitalized and amortized over the twelve month certification period. These costs were expensed in prior years. This change did not have a material impact on the Company’s financial position or results of operations as of June 30, 2008.

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

Maintenance Expense Policy

The Company uses the direct method of accounting for non-refurbishment aircraft maintenance.  Engine maintenance is performed by third parties under contracts which transfer risk, and related costs are expensed as incurred. Refurbishments of the interiors of the aircraft, which extend the life of the aircraft, are capitalized and amortized over the estimated life of three years.

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

The Company capitalizes interest costs relating to borrowings made for the acquisition of aircraft. No amounts were capitalized for the years ended June 30, 2009 or 2008. In addition, interest costs totaled $5,942,221 and $3,661,227 for the years ended June 30, 2009 and 2008, respectively.

Long-lived Assets

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) the Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As a result of the analyses, no impairment charges were required for long-lived assets during the year ended June 30, 2009.

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

Effective July 1, 2007, the Company adopted the provisions of the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company has identified its federal tax return and State of Florida tax return as “major” tax jurisdictions, as defined in FIN 48. The Company evaluations were performed for the tax years ended 2005 thru 2009 which represent all years subject to audit for all tax jurisdictions. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its consolidated financial position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

Stock-Based Compensation

The Company has one stock-based compensation plan, the 2006 Long Term Incentive Plan, which the Company’s shareholders approved, for employees, certain non-employees and non-employee directors. Stock-based awards under this plan may consist of common stock, common stock units, stock options, cash-settled or stock-settled stock appreciation rights, restricted stock and other stock-based awards. The Company issues common stock to satisfy stock option exercises or vesting of stock awards.

The Company accounts for share-based compensation to employees and directors in accordance with SFAS 123(R) “Share-Based Payment,” which requires the recognition of compensation expense for employee stock options and other share-based payments. Under SFAS 123(R), expense related to employee stock options and other share-based payments is recognized over the relevant service period based on the fair value of each stock option grant. In addition, the Company recognizes in its Consolidated Statements of Operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. Compensation expense for equity-based awards is recognized over the requisite service period, usually the vesting period, on a straight-line basis for the entire award, while compensation expense for liability-based awards (those usually settled in cash rather than stock) is measured to fair-value at each balance sheet date until the award is settled.

Stock-based compensation expense related to these plans, which is included in “General and administrative” costs in the accompanying Consolidated Statements of Operations, was $361,059 and $484,817 for the years ended June 30, 2009 and 2008, respectively. There were no related income tax benefits recognized in the accompanying Consolidated Statements of Operations for the year ended June 30, 2009 or for the comparable 2008 period.

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

For the year ended June 30, 2009, a total of 1,409,933 share-equivalents of potentially dilutive securities were excluded from the calculation of diluted earnings per share. These securities were comprised of 150,000 options to purchase shares of common stock and 300,000 unit purchase options (with each unit consisting of one share and two warrants that expire February 23, 2010) which were outstanding during the periods but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive as calculated under the treasury method promulgated by SFAS No. 128, Earnings Per Share (“SFAS 128”). In accordance with SFAS No. 128’s contingently issuable shares provision, 92,733 shares of performance-based, unvested common stock awards (“restricted stock”) granted were not included in the calculation because all the necessary conditions for vesting had not been satisfied. In addition, 567,200 warrants to purchase shares of the Company’s common stock were not included in the calculation of diluted earnings per share as they were antidilutive. A total of 14,496,834 of potentially dilutive securities were excluded from the calculation of diluted loss per share for the year ended June 30, 2008 and were comprised of 14,146,000 warrants to purchase one share of the Company’s common stock, 200,834 shares of restricted stock and 150,000 outstanding options.

Fair Value Measurements

Effective July 1, 2008, the Company adopted the provisions of SFAS No. 157 (“SFAS 157”), “Fair Value Measurements” and SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FASB Statement No. 115.” SFAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. During the year ended June 30, 2009, the Company has elected not to use the fair value option permitted under SFAS 159 for any of its financial assets and financial liabilities that are not already recorded at fair value.

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts. The Company also considers EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock,” which provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS 133. The Company evaluates the conversion feature embedded in its Series A Convertible Preferred Stock at each reporting period based on the criteria of SFAS 133 and EITF 00-19 to determine whether the conversion feature would be required to be bifurcated from the Preferred Stock and accounted for separately as a derivative. Based on management’s evaluation, the embedded conversion feature did not require bifurcation and derivative accounting as of June 30, 2009.

Reclassifications

Certain balances for the years ended June 30, 2008, 2007, 2006 and 2005 were reclassified to conform to classifications adopted in the current year.

Recently Issued Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 141 also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies. SFAS 141R applies prospectively to business combinations and is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141R did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires that a non-controlling interest in a subsidiary be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the non-controlling interest with disclosure of both amounts on the consolidated statement of income. The presentation provisions of SFAS 160 are to be applied retrospectively, and SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. The Company will be required to provide enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, and its related interpretations, and (c) how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not have an impact on the Company’s financial position, results of operations or cash flows as the pronouncement addresses disclosure requirements only.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.”  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008.  The adoption of FSP 142-3 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” as defined in EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” and therefore should be included in computing earnings per share using the two-class method. According to FSP EITF 03-6-1, a share-based payment award is a participating security when the award includes nonforfeitable rights to dividends or dividend equivalents. The rights result in a noncontingent transfer of value each time an entity declares a dividend or dividend equivalent during the award’s vesting period. However, the award would not be considered a participating security if the holder forfeits the right to receive dividends or dividend equivalents in the event that the award does not vest. FSP EITF 03-6-1 is effective for financial statements issued in fiscal years beginning after December 15, 2008, and interim periods within those years. When adopted, its requirements are applied by recasting previously reported EPS. The adoption of EITF 03-6-1 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In June 2008, the FASB issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock, and therefore, would qualify for the first part of the scope exception in paragraph 11(a) of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The EITF proscribes a two-step approach under which the entity would evaluate the instrument’s contingent exercise provisions and then the instrument’s settlement provisions, for purposes of evaluating whether the instrument (or embedded feature) is indexed to the entity’s stock.  This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the requirements of EITF 07-5 and its impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2008, the FASB issued EITF No. 08-01, “Revenue Arrangements with Multiple Deliverables.” EITF 08-01 replaces EITF 00-21, “Revenue Arrangements with Multiple Deliverables” and enhances the disclosure requirements for separating disclosing information related to individually significant arrangements and disclosing the qualitative and quantitative information on an aggregate basis. This new guidance applies prospectively to revenue arrangements entered into or materially modified in fiscal years beginning on or after December 15, 2009. The Company is currently evaluating the requirements of EITF No. 08-01 and its impact on its financial condition, results of operations and cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). This new pronouncement establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. SFAS 165 requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date. Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements under SFAS 165. SFAS 165 is effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial statements. Pursuant to SFAS 165, the Company evaluated subsequent events through September 28, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”) as a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (“the Codification”) will become the source of authoritative U.S. GAAP. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Codification is not intended to change or alter existing U.S. GAAP.

No other pronouncements have been recently issued that Avantair believes will have a material impact on Avantair’s financial position and results of operations.

Results of Operations

Fiscal year ended June 30, 2009 compared to the fiscal year ended June 30, 2008.

Revenues for the fiscal year ended June 30, 2009 were $136.8 million, an increase of 18.3% from $115.6 million for the fiscal year ended June 30, 2008. This increase was the result of a 19.4% increase in the revenue generated from the sale of fractional aircraft shares to $51.9 million for the fiscal year ended June 30, 2009 from $43.4 million for the comparable 2008 period, an increase of 21.4% in maintenance and management fees to $70.7 million for the fiscal year ended June 30, 2009 from $58.2 million for the comparable 2008 period, an increase of 29.7% in charter card and Axis Club Membership revenue to $9.4 million for the for the fiscal year ended June 30, 2009 from $7.2 million for the comparable 2008 period, and a decrease of 27.6% in other revenues to $4.9 million for the fiscal year ended June 30, 2009 from $6.7 million for the comparable 2008 period.

Revenue from the sale of fractional aircraft shares increased primarily due to an increase in the average number of fractional shares sold through June 30, 2009 from the comparable 2008 period. The increase in the average number of fractional shares sold reflected the results of enhanced sales initiatives, including an emphasis on a national market, marketing of the fuel efficiency of the Piaggio aircraft and the cost value of an Avantair fractional share compared to light-jet fractional shares of competitors.

The increase in revenue from maintenance and management fees is primarily due to a 14.0% increase in the average number of fractional shares sold through June 30, 2009 from the comparable 2008 period, coupled with an increase in the average monthly management fee per shareowner.

Charter card and Axis Club Membership revenue increased $2.1 million primarily as a result of an increase in charter card revenue due to increased charter card sales as a result of the greater acceptance of time card travel in the existing turbulent economy compared to fractional ownership and the timing of charter card flight hour utilization by owners during the fiscal year ended June 30, 2009 from the comparable 2008 period.

Other revenue decreased $1.9 million primarily as a result of the $1.6 million decrease in demonstration revenue as a result of the reduction in fractional share sales activity during the fiscal year ended June 30, 2009 from the comparable 2008 period.

Operating expenses for the fiscal year ended June 30, 2009 increased 3.5% to $136.3 million compared to $132.2 million, for the comparable 2008 period. The cost of fractional aircraft shares sold increased 20.4% to $44.1 million for the fiscal year ended June 30, 2009 from $36.6 million for the fiscal year ended June 30, 2008, due to an increase in the average number of fractional shares sold through June 30, 2009 from fractional shares sold through June 30, 2008. The cost of flight operations, together with the cost of fuel, decreased 9.7% to $60.0 million for the fiscal year ended June 30, 2009 from $66.5 million for the fiscal year ended June 30, 2008, primarily due to:

•
a $3.5 million reduction in chartering expenses as a result of the increased use of the Company's core aircraft to alleviate scheduling conflicts, use of enhanced flight optimization software and flight staff training;

•
a $3.1 million decrease in cost of fuel due to a 19.0% decrease in the per gallon cost of fuel (as a result of Avantair negotiating lower fuel rates in fiscal year 2009 and also due to the global decrease in fuel costs) coupled with improved aircraft utility; and

•
a $1.3 million decrease in maintenance expense primarily as a result of the replacement of the Company’s former engine service vendor with another nationally recognized, FAA certified engine maintenance vendor in January 2009, offset by general increases in operating costs due to an increase in fleet size.

•
The above were partially offset by a $1.2 million increase in pilot expenses related to pilot salaries and training costs as a result to flight crew expansion and a $0.6 million increase in insurance coverage and other expenses to an increase in fleet size.

General and administrative expenses increased 14.1% to $23.6 million for the fiscal year ended June 30, 2009 from $20.7 million for the fiscal year ended June 30, 2008, primarily due to a $1.3 million increase in payroll and related expenses due to hiring and rate increases in 2009, and a $1.1 million increase in other expenses due to company growth.

Selling expenses decreased 20.0% to $3.7 million for the fiscal year ended June 30, 2009 from $4.7 million for the fiscal year ended June 30, 2008 primarily due to a decrease of $0.7 million in marketing expenses as a result of a more direct approach to marketing implemented during fiscal year 2009.

Income from operations was $0.4 million for the fiscal year ended June 30, 2009, an increase of 100.2% from the $16.6 million loss from operations for the fiscal year ended June 30, 2008 for the reasons set forth above.

Interest expense was $5.9 million for the fiscal year ended June 30, 2009 compared to $3.6 million for the fiscal year ended June 30, 2008, primarily due to an increase in floor plan borrowing agreements incurred to acquire aircraft and $0.4 million of interest expense relating to the financing arrangements with Jet Support Services, Inc., partially offset by decrease in interest due to the reduction in outstanding principal balances. The increase of $0.1 million in interest and other income is due to the $1.4 million nonrecurring gain recognized on the sale of one of the Company’s core aircraft in fiscal year 2009 as compared to $0.8 million nonrecurring gain recognized in the comparable 2008 period, partially offset by a reduction in notes receivable outstanding as of June 30, 2009.

Net loss decreased to $4.5 million for the fiscal year ended June 30, 2009 compared to $18.9 million for the fiscal year ended June 30, 2008 due to the decrease in loss from operations partially offset by the increase in total other expense discussed above.

Fiscal year ended June 30, 2008 compared to the fiscal year ended June 30, 2007.

Revenues for the fiscal year ended June 30, 2008 were $115.6 million, an increase of 51.3% from $76.4 million for the fiscal year ended June 30, 2007. This increase was the result of a 46.2% increase in the revenue generated from the sale of fractional aircraft shares to $43.4 million for the fiscal year ended June 30, 2008 from $29.7 million for the fiscal year ended June 30, 2007, an increase of 50.1% in maintenance and management fees to $58.2 million for the fiscal year ended June 30, 2008 from $38.8 million for the fiscal year ended June 30, 2007, an increase of 100.6% in charter card revenue to $7.2 million for the fiscal year ended June 30, 2008 from $3.6 million for the fiscal year ended June 30, 2007, and an increase of 56.8% in other revenue to $6.7 million for the fiscal year ended June 30, 2008 from $4.3 million for the fiscal year ended June 30, 2007.

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

Charter card revenue increased $3.6 million primarily due to a 94.0% increase in charter card hours flown during the fiscal year ended June 30, 2008 over hours flown during the fiscal year ended June 30, 2007 due to increased marketing of charter cards in fiscal 2008.

Other revenue increased $2.3 million primarily due to (i) an increase in fuel sales of $1.5 million due to an increase in fuel prices to match increased cost of fuel sold along with an increase in fuel volume sold; (ii) a $0.5 million increase in rent revenue and (iii) an increase of $0.3 million in remarketing and other revenues.

Operating expenses for the fiscal year ended June 30, 2008 were 38.5% higher than during the fiscal year ended June 30, 2007, with total expenses of $132.2 million compared to $95.4 million, respectively. The cost of fractional aircraft shares sold increased to $36.6 million for the fiscal year ended June 30, 2008 from $24.4 million for the fiscal year ended June 30, 2007, due to an increase of 32 % in the number of fractional shares sold to 659 fractional shares sold through the fiscal year ended June 30, 2008 from 499.5 fractional shares sold through the fiscal year ended June 30, 2007. The cost of flight operations, together with the cost of fuel, increased 45.1% to $66.5 million for the fiscal year ended June 30, 2008 from $45.9 million for the fiscal year ended June 30, 2007, primarily due to:

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

General and administrative expenses increased 11.7% to $20.7 million for the fiscal year ended June 30, 2008 from $18.5 million for the fiscal year ended June 30, 2007, primarily due to:

•	an increase of $2.2 million in expenses related to fixed based operations;

•	an increase of $0.6 million in costs associated with being publicly traded;

•	an increase of $0.2 million in flight center expenses due to increased in salary and purchasing expenses;

•	an increase of $0.4 million in pilot training;

•	an increase of $1.0 million in salary, payroll tax and employee benefit expenses;

•	an increase in computer expense of $0.2 million; and

•	the above were partially offset by a decrease in share-based compensation of $2.4 million.

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

 Liquidity and Capital Resources

Avantair’s primary sources of liquidity have been cash provided by operations, cash raised from its equity offering as Ardent Acquisition Corp., cash provided from its debt facility with CNM, Inc., cash raised in the preferred stock offering, and other asset- based borrowing (see Notes 9 and 10 to the Company’s consolidated financial statements). The Company uses its cash primarily to fund losses from operations, deposits made on fractional aircraft, leasehold improvements, and to fund the purchase of core aircraft and aircraft which are to be fractionalized. Cash generated from operations has not been sufficient to provide for all the working capital needed to meet Avantair’s present requirements. As of June 30, 2009, cash and cash equivalents amounted to approximately $3.8 million and total assets to $164.1 million. The cash and cash equivalent balance decreased $15.4 million from June 30, 2008 and total assets decreased $40.4 million. The decrease in cash and cash equivalents occurred primarily as a result of $2.4 million in payments for deposits on future aircraft deliveries, $1.4 million expended to acquire four fractional shares on a floor planned aircraft upon expiration of the floor plan on June 30, 2009 (of which approximately $1.0 million was collected subsequent to June 30, 2009 from the sale of two of these fractional shares), and $29.2 million repayment of debt, in addition to expenditures for the cost of operations, including amounts accrued at June 30, 2008, insurance and capital and leasehold improvements. Partially offsetting these disbursements is cash received from the sale of fractional shares, charter cards, Axis Club Memberships, fuel and rent, collection of maintenance and management fees and other receipts including proceeds from the sale of a core aircraft and the Company’s common stock. On June 30, 2009, Avantair sold 567,200 units at a price of $2.50 per unit to investors in a private placement, generating net proceeds of approximately $1.3 million (See Note 11 to the Company’s consolidated financial statements). By agreement between Avantair, the investors in the June 30, 2009 private placement and that offering’s placement agent, the period for additional sales of units was extended until October 15, 2009. On September 25, 2009, the Company sold an additional 250,000 units at a price of $2.50 per unit generating net proceeds of approximately $0.6 million.

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

The Company’s primary sources of operating funds are the collection of management and maintenance fees from fractional share owners as well as the sale of fractional ownership shares, charter cards and, effective January 2009, Axis Club Memberships.  Sales by product category follow:

	Unit Sales for the Three Months Ended				FY 2009	FY 2008
	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009	Total	Total
New Fractional shares	19.5	16.5	-	2	38	139
Charter cards	27	53	29	51	160	83
Axis Club Memberships	N/A	N/A	2	8	10	N/A

Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and aircraft under management as well as increase the number of charter cards and Axis Club Memberships sold. To finance this growth strategy, including the purchase of additional aircraft to satisfy the demand of the growing charter card product line, the Company is actively pursuing additional funds through equity financing, including the sale of additional shares of common stock, assets sales, accelerated payments of maintenance and management fees, debt financing, or a combination thereof. In addition, the Company continuously reviews its cost structure for means to optimize cash expenditures, such as by establishing more favorable fuel arrangements with suppliers. The Company believes that its capital on hand, as may be augmented by these means to fund future growth, is sufficient to continue operations for the next twelve months and the foreseeable future thereafter.

Fiscal year ended June 30, 2009 compared to fiscal year ended June 30, 2008.

Net cash used in operating activities was $5.8 million for the year ended June 30, 2009 compared to cash used in operating acitivities of $15.5 million for the same period last year. Net cash used in operating activities during the year ended June 30, 2009 is primarily attributable to the $4.5 million net loss, combined with depreciation expense of $5.2 million and stock based compensation expense of $0.4 million, less the gain on sale of assets of $1.4 million, $12.0 million of unsold aircraft costs including $1.4 million expended to acquire four fractional shares on a floor planned aircraft upon expiration of the floor plan on June 30, 2009 (of which approximately $1.0 million was collected subsequent to June 30, 2009 from the sale of two of these fractional shares), a decrease of $1.6 million due to the collection of notes receivable in accordance with normal payment terms, a $0.9 million decrease in prepaid expenses, a $0.7 net increase in accounts payable and accrued expenses, a net decrease of approximately $1.6 resulting from decreases in deferred maintenance, other assets and restricted cash and a $0.4 million decrease in other liabilities.

Net cash provided by investing activities was $1.0 million for the year ended June 30, 2009 compared to cash used in investing activities of $2.7 million for the same period last year. Net cash provided by investing activities during the year ended June 30, 2009 resulted primarily from $1.9 million from the sale of one of the Company’s core aircraft, net of capital expenditures on leasehold improvements and computer systems. Cash used in investing activities for the year ended June 30, 2008 resulted from $2.5 million in proceeds from rights to purchase 18 Embraer Phenom 100 Positions, net of capital expenditures.

Net cash used in financing activities was $10.5 million for the year ended June 30, 2009 compared to cash used in operating acitivities of $24.8 million for the same period last year. Net cash used in financing activities for the year ended June 30, 2009 results primarily from net proceeds from the issuance of stock of $1.3 million and net additional borrowings. On June 30, 2009, Avantair sold 567,200 units at a price of $2.50 per unit to investors in a private placement. The sale was consummated under the terms of a securities purchase agreement between Avantair and each of the investors. Pursuant to a registration rights agreement, Avantair has agreed to use it best efforts to register the shares issued to the investors and the shares underlying the warrants issued to the investors for resale under the Securities Act of 1933, as amended. During the fiscal year ended June 30, 2009, the Company had additional net borrowings under short-term notes payable, comprised of floor plan agreements, of $17.4 million and a net decrease of long-term debt of $7.5 million.

Financing Arrangements

Avantair’s financing arrangements at June 30, 2009, are described below:

Wells Fargo Equipment Finance, Inc.	$3,095,512
CNM, Inc.	3,616,652
Jet Support Services, Inc.	3,707,209
JMMS, Inc.	3,640,810
Century Bank, F.S.B.	1,911,203
Wachovia Bank	2,976,685
Midsouth Services, Inc	12,183,530
$31,131,601

Wells Fargo Equipment Finance, Inc.: In February 2005, the Company entered into financing arrangements for the purchase of three aircraft under various notes payable with Wells Fargo Equipment Finance, Inc. In January 2008, the Company sold one of these aircraft and repaid the outstanding balance on the related note payable. The notes outstanding at June 30, 2009 totaled approximately $3.1 million and are payable in monthly installments ranging from $10,644 to $38,480 with interest ranging from 5.96% to 6.12% per annum, through 2012. The notes are collateralized by the aircraft.

CNM, Inc.: In August 2007, the Company and CNM executed a new note agreement which converted an outstanding note obligation of approximately $7.0 million into a term loan payable monthly over three years and bearing interest at 10.0% per annum. CNM also assumed a promissory note due to Wells Fargo Bank for $2.9 million which was included as part of this new note agreement. Borrowings outstanding under these arrangements at June 30, 2009 totaled approximately $3.6 million.

Jet Support Services, Inc.: On April 24, 2006, Avantair financed an aircraft maintenance program contract with Jet Support Services, Inc. (“JSSI”) in the amount of $3.4 million. The promissory note provided for seven monthly installments of $145,867 and 53 monthly installments of $45,867, respectively, including interest at 7.0% per year. On April 15, 2008, the Company entered into a financing arrangement with JSSI by means of a $5.5 million promissory note. The new note matures on April 1, 2011 and bears interest at the rate of 10.0% per annum, with 35 monthly payments of principal and interest in an amount of $185,127 beginning on June 2, 2008. The note covers the balance of the aforementioned $3.4 million promissory note, other costs and fees to be paid by the Company under service agreements with JSSI and related deferred financing costs of approximately $1.0 million which will be amortized over the life of the note using the effective interest method. Upon entering into this payment arrangement and the $5.5 million promissory note, the parties terminated the airframe maintenance contract and have agreed to apply the unamortized prepayment ($1,538,175 at June 30, 2009) under the airframe maintenance contract to the engine maintenance program and will amortize this amount over the remaining 37 month term of that program. Borrowings outstanding under this arrangement at June 30, 2009 totaled approximately $3.7 million.

In addition, the Company entered into another payment arrangement with JSSI by means of a $525,000 promissory note dated July 31, 2008 with five monthly payments of $105,000 commencing August 1, 2008. The note constituted payment of the purchase of airframe parts inventory by the Company from JSSI. The Company repaid the full amount of the term loan in December 2008.

JMMS, Inc.: On August 11, 2006, the Company entered into a sale and leaseback agreement with JMMS, LLC (“JMMS”). The lease transaction has been accounted for as finance lease and provides for monthly payments of $39,500 through July 11, 2011.  Borrowings outstanding under this arrangement at June 30, 2009 totaled approximately $3.6 million.

Century Bank, F.S.B.: In August 2007, the Company and Century Bank F.S.B. executed a $2.2 million note agreement for the purchase of one aircraft. The note outstanding at June 30, 2009 totaled approximately $1.9 million and is payable in monthly installments of $27,175 with interest of 8.25% per annum, through August 3, 2012. The note is collateralized by the aircraft.

Wachovia Bank: On October 31, 2007, the Company entered into a financing arrangement for the purchase of one used aircraft at a total purchase price of approximately $4.5 million (inclusive of the value of a charter card of 100 hours). Financing was obtained from Wachovia through a note payable of $3.9 million. The note is collateralized by the aircraft and requires the Company to maintain certain financial covenants. This debt will be repaid monthly over 7 years at an interest rate of the LIBOR rate plus 4.0%. Borrowings outstanding under this arrangement at June 30, 2009 totaled approximately $3.0 million.

Midsouth Services, Inc.: On October 10, 2007, Avantair acquired a core aircraft under a capital lease obligation with Midsouth Services, Inc.  Under the lease agreement, Midsouth provided funding for the $4.7 million purchase of a pre-owned Piaggio P-180 aircraft and holds title to the Aircraft.  Midsouth leases the Aircraft exclusively to Avantair on a five year lease at 15.0% interest per annum.  The monthly lease payments for the term of the lease are $89,000.  At the end of the five year lease, Avantair shall purchase the Aircraft from Midsouth at the guaranteed residual value in the amount of approximately $2.3 million.  Avantair also has the option to purchase the Aircraft anytime during the lease term at the then current guaranteed residual value as set forth on the amortization schedule without penalty. The obligation outstanding under this agreement at June 30, 2009 totaled approximately $4.2 million.

In April 2009, the Company amended the Lease Agreement previously accounted for as an operating lease, dated as of July 31, 2006 between the Company and Midsouth. Pursuant to the amendment, the Company is required to pay $74,900 monthly until August 2011, the expiration of the Lease Agreement. In addition, the Company has agreed to purchase the leased aircraft for approximately $3.0 million from Midsouth within sixty days following the expiration of the term of the Lease Agreement. The lease, as amended, has been classified as a capital lease.

In April 2009, the Company entered into a Lease Agreement, effective April 6, 2009, pursuant to which Midsouth leases a Piaggio P-180 aircraft to the Company for a ten year lease term at a rate of $75,000 per month, plus taxes if applicable. The Company is required to provide Midsouth with 100 hours of flight time per year during the lease term. Midsouth has the sole option to terminate the lease at the end of the fifth year of the term and to require the Company to purchase the leased aircraft for approximately $3.8 million within ninety days of that date.  If this option is not exercised by Midsouth, the lease will continue for the remaining five years of the term and, at the end of the ten year lease, the Company will be required to purchase the aircraft from Midsouth for $0.3 million.

For additional information regarding these financing arrangements, see Notes 8, 9 and 10 to the Company’s consolidated financial statements.

The following table represents long-term debt obligations, contractual obligations and aircraft purchase commitments, each as of June 30, 2009:

Obligations as of June 30, 2009(1)	Long-Term Debt Obligations	Operating Leases(2)	Aircraft Purchase Commitments(3)
2010	$11,020,590	$2,572,756	$48,947,371
2011	3,740,793	2,578,862	61,184,214
2012	6,816,198	2,614,835	55,065,793
2013	4,778,576	2,686,368	42,828,950
2014	4,589,401	2,779,275	53,100,000
After 2014	186,043	18,999,302	92,925,000
Total minimum payment	$31,131,601	$32,231,398	$354,051,328
Less obligation prepayment as of June 30, 2009	—	—	8,600,000
	$31,131,601	$32,231,398	$345,451,328

(1)
Amounts shown in table are not necessarily representative of, and may vary substantially from, amounts that will actually be paid in future years as Avantair may incur additional or different obligations subsequent to June 30, 2009.

(2)	Includes hangar, office and auto leases.

(3)	Includes purchase commitments for 56 Piaggio Avanti II aircraft through 2013.

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

Interest Rate Risk

Avantair is subject to market risk from exposure to changes in interest rates associated with its debt facility with Wachovia Bank. The current liability, pursuant to which Avantair is obligated to pay Wachovia Bank, has an interest rate that is equal to the LIBOR rate plus 4.0%. At June 30, 2009, the liabilities of Avantair with exposure to interest rate risk were approximately $3.0 million.

	June 30, 2009
	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total
Liabilities
Long term debt:
Fixed Rate	$10,462,461	$3,182,664	$6,528,070	$4,220,448	$4,031,273	$-	$28,154,916
Average interest rate	9.6%	9.6%	9.4%	9.4%	9.4%	7.3%
Variable Rate	$558,129	$558,129	$558,128	$558,128	$558,128	$186,043	$2,976,685
Average interest rate	6.5%	6.5%	6.5%	6.5%	6.5%	6.5%

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation, it was concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level and are designed to ensure that the information required to be disclosed in SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls and Other Matters

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Notwithstanding the foregoing limitations on the effectiveness of controls, the Company has nonetheless reached the conclusions set forth above on the Company’s disclosure controls and procedures and its internal control over financial reporting.

The Company assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the assessment, management believes that, as of June 30, 2009, the Company’s internal control over financial reporting was effective.

Changes to Internal Control Over Financial Reporting

There has been no change, other than those noted above, in the internal controls over financial reporting during the year ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CEO and CFO Certifications

Exhibits 31.1 and 31.2 are the Certifications of the CEO and the CFO, respectively. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This item of this report is the information concerning the Evaluation referred to in the Section 302 Certifications and should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The Company’s current directors and executive officers are as follows:

Barry J. Gordon	64	Chairman of the Board

Steven Santo	42	Chief Executive Officer and Director

Arthur H. Goldberg	67	Director

Richard B. DeWolfe	65	Director

Stephanie A. Cuskley	49	Director

A. Clinton Allen	65	Director

Robert J. Lepofsky	64	Director

Richard A. Pytak Jr.	47	Chief Financial Officer

Kevin Beitzel	40	Chief Operating Officer

Barry J. Gordon. Mr. Gordon has been Avantair’s (formerly known as Ardent Acquisition Corporation) Chairman of the Board since its inception. Mr. Gordon has nearly 40 years of experience in evaluating aviation industry securities, including membership for 25 years in the Society of Airline Analysts (with 5 years as its president), and over 30 years experience in the senior management of a mutual fund specializing in the airline, aerospace and technology industries. Mr. Gordon served as executive vice president of American Fund Advisors, Inc. from September 1978 until December 1980, as its president from December 1980 until May 1987 and has been its chairman of the board since May 1987. American Fund Advisors is a private money management firm that manages money for high net worth individuals, pension and profit sharing plans. Mr. Gordon has been a director of American Fund Advisors since December 1980. From December 1991 to March 2005, he was president, and from December 1991 to December 1993, he was director, of the John Hancock Technology Series, Inc., an investment company. Since September 1999, Mr. Gordon has been President, Chief Executive Officer and a director of BlueStone AFA Management, LLC, the general partner of the AFA Private Equity Fund 1 (formerly BlueStone AFA Fund), a venture capital fund providing equity capital for public and private companies primarily in the technology sector, and since January 2000, he has been a director of the AFA Private Equity Fund. Mr. Gordon has been Chairman of the Board and Chief Executive Officer of North Shore Acquisition Corp., a blank check company formed in June 2007 for the purpose of effecting a business combination with an operating business, since its inception in June 2007. Mr. Gordon has also been chairman of the board and Chief Executive Officer of the New Jersey Cardinals, a Class A affiliate of the St. Louis Cardinals, from February 1990 until April 2006 and the Norwich Navigators, a Class AA affiliate of the San Francisco Giants, from March 1991 until April 2005. He also served as a director of Winfield Capital Corp., an Over The Counter Bulletin Board listed small business investment company, from October 1995 to October 2005. In 1992, Mr. Gordon was awarded Entrepreneur of the Year for Long Island in financial services. Mr. Gordon received a B.B.A. from the University of Miami and an M.B.A. from Hofstra University.

Steven F. Santo. Mr. Santo has served as Chief Executive Officer, President and a Director of Avantair since its inception in June 2003 and Skyline Aviation Services, Inc. since June 2002. Mr. Santo is a licensed, commercially-rated pilot who has been flying for approximately 21 years. From 1995 through 2001, Mr. Santo practiced law as an attorney in private practice, concluding his law practice in 2001 as a name partner at the firm of Fields, Silver & Santo. From 1992 to 1995, Mr. Santo served as an Assistant District Attorney in New York working in the office’s major crimes unit. Mr. Santo received a J.D. from St. Johns’ University School of Law and a bachelor’s degree from Villanova University.

Arthur H. Goldberg. Mr. Goldberg has been a member of Avantair’s (formerly known as Ardent Acquisition Corporation) Board of Directors since inception. Mr. Goldberg has served as a member of Corporate Solutions Group since January 2000. From February 1994 to December 1999, Mr. Goldberg served president of Manhattan Associates, an investment and merchant banking firm. Mr. Goldberg has been a trustee of Ramco-Gershenson Properties Trust (formerly named RPS Realty Trust), a New York Stock Exchange listed real estate investment trust, since 1998. Mr. Goldberg has been a director of North Shore Acquisition Corp., a blank check company formed in June 2007 for the purpose of effecting a business combination with an operating business, since its inception in June 2007. Mr. Goldberg received a B.S. (cum laude) from New York University Stern School and a J.D. from the New York University School of Law.

Richard B. DeWolfe. Mr. DeWolfe was appointed to the Board effective January 29, 2009. Mr. DeWolfe is Managing Partner of DeWolfe & Company, LLC, a real estate management and investment consulting firm.  He serves as a Director and Chairman of the Audit Committee of Manulife Financial Corporation which is the parent company of John Hancock Financial Services, Inc. He is also a director of The Boston Foundation; Trustee of Boston University; Trustee of the Marine Biological Laboratory; and an honorary director of The Boston Center for Community and Justice.  He was formerly Chairman and CEO of The DeWolfe Companies, Inc., the largest homeownership organization in New England, which was previously listed on the American Stock Exchange and acquired by Cendant Corporation in 2002.  Mr. DeWolfe was formerly Chairman and Founder of Reliance Relocations Services, Inc. and was formerly Chairman of the Board of Trustees, Boston University. Mr. DeWolfe holds a BAS, Marketing and Finance from Boston University.

Stephanie A. Cuskley. Ms. Cuskley has served as a member of Avantair’s Board of Directors since 2007. In addition, Ms. Cuskley has been on the Board of Directors of Insituform Technologies Inc. (NASDAQ:INSU) since 2005 and is chair of its audit committee. On January 19, 2009, she was appointed to the position of Chief Executive Officer of NPower, a nonprofit information technology services network. She also serves as the Executive Director of NPower NY, an affiliated organization of NPower. From 2003 thru 2005, Ms. Cuskley was a Managing Director with JPMorgan Chase where she headed the Investment Banking Coverage for the firm’s mid-cap clients located in the eastern US. Ms. Cuskley joined JPMorgan Chase in 1994 and spent 7 years in high yield origination. From 2001 to 2003, she led a global culture and leadership development initiative sponsored by the firm’s CEO and Executive Committee. Prior to joining JPMorgan Chase, Ms. Cuskley was an Executive VP with Integrated Resources, a large NY-based financial services company, and advised on their financial restructuring. She started her investment banking career in 1985 at Drexel Burnham Lambert as a corporate finance generalist. She is also a commissioner and co-head of the Economic Development committee of the NYC Mayor’s Commission on Women’s Issues and a member of the Resources Development Committee for United Way of New York City. Ms. Cuskley received her MBA from Cornell and her BA from the University of Toronto.

A. Clinton Allen. Mr. Allen has served as a member of Avantair’s Board of Directors since 2007. Mr. Allen is the CEO of A. C. Allen & Company, a private investment banking consulting firm. He is the Lead Director of Steinway Musical Instruments, one of the world’s largest manufacturers of musical instruments. He is also a member of the board of directors of Brooks Automation, Inc., which provides integrated tool and factory automation solutions for the global semiconductor and related industries, the board of directors and Executive Committee of LKQ Corporation, the largest nationwide provider of recycled OEM automotive parts and Chairman of the Board of Collectors Universe, a high end provider of collectible and gem grading. He served on the board of directors of Blockbuster Entertainment Corporation from 1986 until its acquisition by Viacom/Paramount in September 1994. Mr. Allen graduated from Harvard University and serves on the Executive Committee of the Friends of Harvard Football, as well as the Harvard Visiting Committee on University Resources and the Harvard Major Gifts Committee. He is a member of the Board of Directors and the President’s Council of the Massachusetts General Hospital. Mr. Allen has earned an Advanced Professional Director Certification issued by the Corporate Directors Group, an accredited educational organization of RiskMetric ISS Governance Services.

Robert J. Lepofsky. Mr. Lepofsky has served as a member of Avantair’s Board of Directors since 2007. Mr. Lepofsky has been the President, Chief Executive Officer and Director of Brooks Automation, Inc., a publicly held producer of automation, vacuum and instrumentation solutions for the global semiconductor industry since October 2007. Mr. Lepofsky has also been Chairman of Westcliff Capital Group, a private holding company since November 2006. After serving for ten years on the Board of Directors of Ensign-Bickford Industries, Inc., a broadly diversified, privately-held corporation with business interests ranging from food flavorings, industrial manufacturing, aerospace defense products and real estate development, Mr. Lepofsky became President and Chief Executive Officer of Ensign-Bickford in January 2005, a position he held until his retirement in November, 2006. From January 1989 to December 2004, Mr. Lepofsky was President and Chief Executive Officer of Helix Technology Corporation, a publicly-held producer of innovative vacuum systems for the semiconductor industry. Mr. Lepofsky previously served as its Senior Vice President and Chief Operating Officer from 1979 through 1988. From January 2005 Mr. Lepofsky was non-executive Chairman of the Board of Helix, a position he held until October 2005 when Helix merged with Brooks Automation, Inc. In the not-for-profit sector Mr. Lepofsky is a member of the Board of Overseers of the Boston Symphony Orchestra and a Life Trustee at the Beth Israel Deaconess Medical Center - a major Harvard teaching hospital in Boston. Mr. Lepofsky received his B.S. degree from Drexel Institute of Technology.

Richard A. Pytak Jr. Mr. Pytak has been the Chief Financial Officer since April 14, 2008. Prior thereto, Mr. Pytak was the Company’s Vice President of Finance since joining the Company in February 2008. Prior to joining Avantair, Mr. Pytak served as Group Controller of Gibraltar Industries, Inc., from August 2003 to January 2008 and as Treasurer from June 1998 to July 2003. Gibraltar Industries, Inc. is a leading manufacturer, processor, and distributor of products for the building, industrial, and vehicular markets, with annual sales of over $1 billion dollars in 2007.

Kevin Beitzel. Mr. Beitzel has been the Chief Operating Officer since February 8, 2008. Mr. Beitzel served as the Company’s Executive Vice President of Maintenance and Operations from September 2007 to February 8, 2008. From December 2005 through August 2007, Mr. Beitzel served as the Company’s Vice President of Maintenance. Prior to joining Avantair, Mr. Beitzel served as Director of Vendor Maintenance at US Airways from February 2005 to December 2005. From July 1999 to February 2005 Mr. Beitzel served as Maintenance Operations Manager at US Airways.

Corporate Governance and Board of Directors Matters

The affairs of Avantair are managed by the Board of Directors, which is comprised of at least a majority of independent directors. Each member of the Board of Directors is elected at the annual meeting of stockholders each year or appointed by the incumbent Board of Directors and serves until the next annual meeting of stockholders or until a successor has been elected or approved.

Current Members of the Board of Directors

The members of the Board of Directors and the committees of the Board of Directors on which they serve, are identified below:

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Barry J. Gordon
Arthur H. Goldberg	✓	✓	✓
Steven Santo
Stephanie A. Cuskley	Chair		✓
A. Clinton Allen		Chair
Robert J. Lepofsky	✓	✓	Chair
Richard B. DeWolfe	✓	✓

Role of the Board of Directors’ Committees

The Board of Directors has a standing Audit, Compensation and Nominating and Corporate Governance Committees.

Audit Committee . The functions of the Audit Committee are described below under the heading “Report of the Audit Committee.” The current charter of the Audit Committee was revised on September 18, 2008, and is available in the Investors section of Avantair’s website (www.avantair.com). A copy of this charter may also be obtained upon request from Avantair’s Corporate Secretary. The audit committee consists of four directors, Ms. Cuskley and Messrs. Goldberg, Lepofsky, and DeWolfe each of who are considered independent within the meaning of SEC regulations and the listing standards of the Nasdaq Global Market. The Company’s audit committee includes at least one member who has been determined by the board of directors to meet the qualifications of an “audit committee financial expert” (as that term is defined in the rules promulgated by the SEC pursuant to the Sarbanes-Oxley Act of 2002). Ms. Cuskley is the independent director who has been determined to be an audit committee financial expert. The Audit Committee met seven times during the fiscal year ended June 30, 2009.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of Avantair’s Corporate Governance Charter. In addition, the Nominating and Corporate Governance Committee develops and reviews background information on candidates for the Board of Directors and makes recommendations to the Board of Directors regarding such candidates. The Nominating and Corporate Governance Committee also evaluates and makes recommendations to the Board of Directors in connection with its annual review of director independence. The current charter of the Nominating and Corporate Governance Committee is available in the Investors section of Avantair’s website (www.avantair.com). A copy of this charter may also be obtained upon request from Avantair’s Corporate Secretary. All of the members of the Nominating and Corporate Governance Committee are independent within the meaning of the listing standards of the Nasdaq Global Market. The members of the corporate governance and nominating committee are Ms. Cuskley and Messrs. Goldberg and Lepofsky. Mr. Lepofsky serves as chairman of the corporate governance and nominating committee. The Nominating and Corporate Governance Committee met three times the during fiscal year ended June 30, 2009.

Compensation Committee. The compensation committee of the board of directors reviews, makes recommendations to the board and approves the Company’s compensation policies and all forms of compensation to be provided to the executive officers and directors, including, among other things, annual salaries, bonuses, stock options and other incentive compensation arrangements. In addition, the compensation committee administers the Company’s stock plans, including reviewing and granting stock options, with respect to its executive officers and directors, and may from time to time assist the board of directors in administering its stock plans with respect to all of the other employees. The compensation committee also reviews and approves other aspects of compensation policies and matters. The current charter of the Compensation Committee was revised on September 18, 2008, and is available in the Investors section of Avantair’s website (www.avantair.com). A copy of this charter may also be obtained upon request from Avantair’s Corporate Secretary. All of the members of the Compensation Committee are independent within the meaning of the listing standards of the Nasdaq Global Market. The current members of the compensation committee are Messrs. Allen, Goldberg, Lepofsky, and DeWolfe. Mr. Allen serves as chairman of the Compensation Committee. The Compensation Committee met two times during the fiscal year ended June 30, 2009.

Executive Sessions of the Independent Directors

The Company’s “non-employee” directors (as determined under the listing standards of the Nasdaq Global Market) typically meet at each regularly scheduled meeting of the Board of Directors, in executive session without any management present. No single director has been chosen to preside at all of such meetings. Instead, a director is selected at each such meeting to preside over such meeting. See the section titled “Stockholder Communication with the Board of Directors” for the method for interested parties to make their concerns known to an independent director, or the independent directors as a group.

Board of Directors Meetings during Fiscal 2009

The Board of Directors held a total of seven meetings during the fiscal year ended June 30, 2009. All directors attended 75% or more of the aggregate number of Board of Directors meetings and committee meetings. The Chairman of the Board presides over all meetings of the Board of Directors.

Policy Regarding Attendance at Annual Meeting of Stockholders

Avantair encourages all directors to endeavor to attend all annual stockholders meetings, absent unanticipated personal or professional obligations which preclude them from doing so. The majority Avantair’s directors attended the 2009 Annual Meeting.

Stockholder Communication with the Board of Directors

The board of directors will give appropriate attention to written communications on issues that are submitted by stockholders and other interested parties, and will respond if and as appropriate. The chairman of the nominating and corporate governance committee will be primarily responsible for monitoring communications from stockholders and other interested parties and will provide copies or summaries of such communications to the other directors as he considers appropriate.

Communications will be forwarded to all directors if they relate to substantive matters and include suggestions or comments that the chairman of the nominating and corporate governance committee considers to be important for the directors to know.

Stockholders and other interested parties who wish to send communications on any topic to the board of directors should address such communications to chairman of the corporate nominating and corporate governance committee at the address provided on the first page of this Annual Report on Form 10-K.

Code of Conduct and Professional Ethics

The Company’s board of directors has adopted a code of conduct and professional ethics that applies to all of its directors, employees and officers, including its principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The full text of the Company’s code of conduct and professional ethics is posted on its website at www.avantair.com under the Corporate Governance section. The Company intends to disclose future amendments, if any, to certain provisions of its code of conduct and professional ethics, or waivers of such provisions, applicable to its directors and executive officers, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, at the same location on its website identified above and also in a Current Report on Form 8-K within four business days following the date of such amendment or waiver. The inclusion of the Company’s website address in this Annual Report on Form 10-K does not include or incorporate by reference the information on its website into this Annual Report on Form 10-K.

Directors’ Compensation

Upon the recommendation of the compensation committee, the full board of directors approved an annual compensation arrangement for the Company’s independent directors effective February 23, 2007. Such arrangement is comprised as follows:

Annual Fee. Each director, other than those directors serving as employees, receives an annual cash retainer in the amount of $40,000, paid quarterly in arrears. Each director has the option to receive, in whole or in part, such amount in cash or hours flown in Company aircraft. The hours flown in Company aircraft will be valued at estimated fair market value. Mr. Gordon will receive an additional $35,000 in annual cash compensation for service as the non-Executive Chairman.

Audit Committee Chair. The chair of the audit committee, Ms. Cuskley, receives an additional annual cash compensation of $20,000 as the audit committee chair.

In March 2008, Avantair granted 3,000 shares of restricted stock to each of the then five non-employee directors on the Company’s Board of Directors. In addition, on May 2009, Avantair granted 3,000 shares of restricted stock to each of the six non-employee directors on the Company’s Board of Directors. The restricted shares granted to the director’s vest one third upon each of the next three successive annual meetings, subject to the grantee’s continued service on the Board of Directors.

The following director compensation table shows the compensation paid in fiscal year ended June 30, 2009 to the Company’s non-employee directors:

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)(1)	Restricted Stock Awards ($)(2)	Total ($)
A. Clinton Allen	40,000	3,555	43,555
Barry J. Gordon	75,000	3,555	78,555
Arthur H. Goldberg	40,000	3,555	43,555
Robert J. Lepofsky	40,000	3,555	43,555
Stephanie A. Cuskley	60,000	3,555	63,555
Richard B. DeWolfe	40,000	3,555	43,555

(1)
The fees earned by the directors may be paid, at the director’s option, in cash and/or in hours flown in Company aircraft at estimated fair market value per hour. Messrs. Allen, Goldberg, Lepofsky and DeWolfe have chosen to be paid in hours flown in company aircraft.

Mr. Gordon and Ms. Cuskley have chosen to be paid in cash.
(2)
The amounts shown reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2009, in accordance with Statement of Financial Accounting Standards No. 123(R). The balance remaining to be recognized over the remaining vesting period of the award is $29,852.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The primary goals of the compensation committee of Avantair’s board of directors with respect to executive compensation are to attract and retain the most talented and dedicated executives possible, to tie annual and long-term cash and stock incentives to achievement of specified performance objectives, and to align executives’ incentives with stockholder value creation.

To achieve these goals, the compensation committee recommends executive compensation packages to the board of directors that are generally based on a mix of salary, discretionary bonus and equity awards. Although the compensation committee has not adopted any formal guidelines for allocating total compensation between equity compensation and cash compensation, the Company intends to implement and maintain compensation plans that tie a substantial portion of its executives’ overall compensation to achievement of corporate goals and value-creating milestones such as the development of the Company’s products, the establishment and maintenance of key strategic relationships, reaching sales and marketing targets and the growth of its customer base as well as its financial and operational performance, as measured by metrics such as revenues and profitability.

The compensation committee performs reviews based on surveys of executive compensation paid by peer companies in the fractional aircraft industry as well as reviews other industries of similar age and size, as it sees fit, in connection with the establishment of cash and equity compensation and related policies.

Elements of Compensation

The compensation committee evaluates individual executive performance with a goal of setting compensation at levels the committee believes are comparable with executives in other companies of similar size and stage of development operating in the industry and are competitive and further the Company’s objectives of motivating achievement of its short- and long-term financial performance goals and strategic objectives, rewarding superior performance and aligning the interests of its executives and shareholders. The compensation received by the Company’s executive officers consists of the following elements:

•	base salary;
•	discretionary annual bonus;
•	equity-based long-term incentives, including stock appreciation rights and performance-based restricted stock; and
•	401(k), profit-sharing, welfare and other personal benefits

Base Salary

General Considerations

Base salaries for the Company’s executives are established based on the scope of their responsibilities and individual experience, taking into account competitive market compensation paid by other companies for similar positions within the fractional aircraft industry. Base salaries are reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. Since January 2009, the base salary of the Chief Executive Officer has been $416,000. The annual base salary for the other executive officers range from $215,000 to $250,000. Effective October 1, 2009, the base salary of the Chief Executive Officer will increase to $500,000, and the annual base salary range for the other executive officers will increase to a range of $250,000 to $265,000.

The compensation committee believes that these base salary levels are commensurate with the general salary levels for similar positions in companies in a similar stage of development in the industry.

Annual Incentive Compensation

Discretionary Annual Bonus

In addition to base salaries, the compensation committee has the authority to award discretionary annual bonuses to the Company’s executive officers. The annual incentive bonuses are intended to compensate officers for achieving corporate goals and for achieving what the committee believes to be value-creating milestones.

Long-Term Compensation- 2006 Long-Term Incentive Plan

In February 2007, Avantair’s Board of Directors and stockholders approved Avantair’s 2006 Long Term Incentive Plan (which we sometimes refer to as “the Plan”).

The purpose of the Plan is to further and promote the interests of Avantair, its subsidiaries and its stockholders by enabling Avantair and its subsidiaries to attract, retain and motivate employees, non-employee directors and consultants or those who will become employees, non-employee directors or consultants, and to align the interests of those individuals and Avantair’s stockholders.

Number of Shares

The maximum number of shares of Avantair common stock as to which awards may be granted under the Plan may not exceed 1,500,000 shares. Shares of Avantair common stock subject to issuance upon exercise or settlement of awards with respect to stock options, stock appreciation rights, restricted stock and restricted stock units shall count against this limit. Awards of performance units which are paid in cash are not subject to this limit and will not count against the number of shares of Avantair common stock available under the Plan. With respect to awards intending to be “qualified performance-based compensation” under Section 162(m) of the Internal Revenue Code (which is referred to as “the Code”) the maximum amount that can be awarded in any calendar year to any participant is (i) in respect of performance units, performance-based restricted shares and restricted stock units and other awards (other than options and stock appreciation rights), 150,000 shares of Avantair common stock (or the then equivalent fair market value of such shares), and (ii) in the case of stock options and stock appreciation rights, 150,000 underlying shares of Avantair common stock. Avantair may grant awards that exceed the 150,000 share limit so long as the amount in excess of such limit is not intended to be “qualified performance-based compensation” under the code. The limits on the numbers of shares described in this paragraph and the number of shares subject to any award under the Plan are subject to proportional adjustment as determined by Avantair’s Board to reflect certain stock changes, such as stock dividends and stock splits (see “Recapitalization Adjustments” below).

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

Eligibility

The Plan permits awards to employees and non-employee directors and consultants of Avantair and its subsidiaries.

No determination has been made as to future awards which may be granted under the Plan, although it is anticipated that recipients of awards will include the current executive officers of Avantair. It is not determinable what awards under the Plan would have been received by the executive officers and directors of Avantair and its subsidiaries.

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

An SAR entitles a participant to receive, upon exercise, an amount equal to the excess of the fair market value on the exercise date of a share of Avantair common stock, over the fair market value of a share of Avantair common stock on the date the SAR was granted, multiplied by the number of shares of Avantair common stock for which the SAR has been exercised.

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

Section 409A of the Code provides substantial penalties to persons deferring taxable income, unless the requirements of Section 409A have been satisfied.  The Plan provides the ability to issue awards that may be subject to subject to Section 409. The Plan explicitly provides the ability for Avantair’s Board of Directors to amend the Plan , without participant consent, in any way it deems appropriate, even if such amendment would materially and adversely affect the rights of participants to satisfy Section 409A and the regulations that will be issued thereunder.

401(k) and Retirement Programs

The Company has a tax-qualified employee savings and retirement plan, or 401(k) plan, which generally covers its employees. The plan is intended to qualify under Sections 401(a), 401(k) and 401(m) of the Internal Revenue Code of 1986, as amended, so that contributions, and income earned thereon, are not taxable to employees until withdrawn from the plan. Under the plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($16,500 in calendar year 2009) and have the amount of the reduction contributed to the plan. The plan also permits, but does not require, us to make matching contributions and profit-sharing contributions to the plan on behalf of participants. In addition, eligible employees may elect to contribute an additional amount of their eligible compensation as a catch-up contribution to the 401(k) plan, provided that such employees are age 50 or older ($5,500 in calendar year 2009). To date, the Company has not made any discretionary or profit-sharing contributions to the 401(k) plan. As a tax-qualified plan, the Company can generally deduct contributions from the participants pre-tax compensation when made, and such contributions and their earnings are not taxable to participants until distributed from the plan. Pursuant to the terms of the plan, participants may direct the trustees to invest their accounts in selected investment options.

Nonqualified Deferred Compensation

On December 18, 2008, the Company adopted the Avantair Leadership Deferred Compensation Plan (which we sometimes refer to as the “Deferred Compensation Plan”) approved by the Board of Directors for a select group of management or highly compensated employees, and non-employee Directors, effective January 1, 2009. The Deferred Compensation Plan is comprised of an Adoption Agreement and a Basic Plan Document. The Deferred Compensation Plan is a nonqualified, unfunded deferred compensation plan that provides specified benefits to a select group of management or highly compensated employees. Specifically, the Deferred Compensation Plan is intended to:

•
provide participants with supplemental retirement benefits determined by the Company in its complete discretion (which amounts may vary by participant and which are subject to a vesting requirement); and

•	allow participants to defer compensation in excess of the amounts permitted under the Avantair Inc. 401(k) Profit Sharing Plan & Trust.

Investment returns on amounts credited pursuant to the Plan are based on one or more investment funds selected by a participant from among those provided under the Deferred Compensation Plan.

The Deferred Compensation Plan will provide the payments to a participant who separated from service in a single lump sum or in annual installments over 5, 10, or 15 years, as elected by the participant.  Payments will be made in a single lump sum due to the participant’s death, disability, or termination of the Deferred Compensation Plan (under certain conditions).  In addition, in the event of an unforeseeable financial emergency, a participant may make a written request to the Deferred Compensation Plan administrator for a hardship withdrawal.  No income taxes are payable on amounts credited pursuant to the Deferred Compensation Plan until paid to the participant.

The Company may amend or terminate the Deferred Compensation Plan at any time.

As of June 30, 2009, the Company has made no contributions to the Plan.

Welfare and Other Benefits

The Company maintains benefit programs for its U.S. based employees, including medical and prescription coverage, dental and vision programs, short and long-term disability insurance, group life insurance and supplemental life insurance as well as customary vacation, leave of absence and other similar policies. Avantair’s Named Executive Officers are eligible to participate in these programs on the same basis as the rest of the salaried employees.

Policies Relating to Our Common Stock

Insider Trading Policy and Stock Ownership Guidelines

Avantair’s insider trading policy prohibits directors, employees and certain of their family members from purchasing or selling any type of security, whether issued by the Company or another company, while aware of material non-public information relating to the issuer of the security or from providing such material non-public information to any person who may trade while aware of such information. The Company restricts trading by its officers and directors, as well as other categories of employees who may be expected in the ordinary course of performing their duties to have access to material non-public information, to quarterly trading windows that begin at the close of business on the second trading day following the date of public disclosure of the financial results for the prior fiscal quarter or year and end on the tenth calendar day of the third fiscal month of the fiscal quarter. While the Company does not have a policy that specifically prohibits its executive officers from hedging the economic risk of stock ownership in its stock, it discourages its executive officers from entering into certain types of hedges with respect to its securities. In addition, federal securities laws prohibit the executive officers from selling “short” the stock.

Tax and Accounting Considerations

Tax Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code generally prohibits a public company from deducting compensation paid in any year to Named Executive Officers in excess of $1.0 million. Certain compensation is specifically exempt from the deduction limit to the extent it qualifies as “performance-based” under the qualification requirements established under Section 162(m). In evaluating whether to structure executive compensation components as qualified performance-based compensation and thus, tax deductible, the Compensation Committee considers the net cost to us, its ability to effectively administer executive compensation in the long-term interest of stockholders, and the specific corporate goal underlying the various items of compensation. Stock option grants and performance share awards made to executive officers under the Company’s 2006 Long- Term Incentive Plan and cash payments under its Discretionary Annual Bonus are structured generally to be fully deductible under Section 162(m). The Compensation Committee believes, however, that it is important to preserve the flexibility in administering compensation programs in a manner designed to promote corporate goals.

Section 409A of the Internal Revenue Code requires that “nonqualified deferred compensation” be deferred and paid under plans or arrangements that satisfy the requirements of the law with respect to the timing of deferral elections, timing of payments and certain other matters. In general, it is the Company’s intention to design and administer its compensation and benefits plans and arrangements for all of its employees so that they are either exempt from, or satisfy the requirements of, Section 409A. The Company believes it is currently operating such plans in compliance with Section 409A.

Accounting for Share-Based Compensation

Before the Company grants share-based compensation awards, it considers the accounting impact of the award as structured and other scenarios in order to analyze the expected impact of the award.

Summary Compensation Table

The following table summarizes the compensation of Avantair’s Named Executive Officers for the fiscal year ended June 30, 2009. The Named Executive Officers are the Company’s Chief Executive Officer and Chief Financial Officer, along with its next most highly compensated executive officer, based upon total compensation as reflected in the table below.

					All Other
		Salary	Bonus	Stock	Compensation		Total
Name and Principal Position	Year	($)	($)(2)	Awards ($)(1)	($)		($)
Steven Santo	2009	$408,000	$452,000	$35,229	$67,439	(3)	$962,668
Chief Executive Officer and Director	2008	400,000	100,000	94,173	74,450		668,623
Richard A. Pytak Jr.	2009	189,298	75,250	-	16,314	(4)	280,862
Chief Financial Officer	2008	59,077	50,000	-	37,539		146,616
(As of April 14, 2008)
Kevin L. Beitzel	2009	230,526	87,500	5,256	1,502	(4)	324,784
Chief Operating Officer	2008	179,006	50,000	14,933	6,468		250,407
(As of February 8, 2008)

(1)	The amounts shown reflect the dollar amount recognized for financial statement reporting purposes, in accordance with Statement of Financial Accounting Standards No. 123(R).
(2)
The amounts shown reflect performance bonuses to Messrs. Santo, Pytak and Beitzel of $312,000, $75,250, and $87,500, respectively relating to fiscal year 2009 and $140,000 awarded to Mr. Santo in fiscal year 2009 as an additional performance bonus relating to fiscal year 2008.

(3)	The amounts shown for 2009 include a housing allowance of $45,936, and a tax gross up of $21,503 relating to this perquisite.
(4)
The amounts shown for 2009 includes tax gross up payments to Mr. Pytak of $16,314 for incidental moving expenses and Mr. Beitzel of $1,502 for an automobile allowance which did not exceed $25,000 or 10% of the total perquisites.

Grants of Plan – Based Awards for the Fiscal Year Ended June 30, 2009

Awards of restricted stock are granted under the 2006 Long-Term Incentive Plan. The Plan was approved on February 22, 2007. The Company has granted shares of restricted stock or other plan-based awards and plans to continue to grant shares of restricted stock or other plan-based awards to executive officers, employees and other service providers. Avantair made no stock grants to its executive officers and employees during the fiscal year ended June 30, 2009 and granted an aggregate of 22,500 shares of restricted stock to its executive officers and employees in the fiscal year ended June 30, 2008. On September 23, 2009, by recommendation of the Compensation Committee and approval by the Board of Directors, 25,000 shares of restricted stock were granted to each of the Company's three named executive officers, effective October 1, 2009. One-third of the shares will vest one year following the grant date, and one-twelfth of the shares vest every three months thereafter.

Outstanding Equity Awards for the Fiscal Year Ended June 30, 2009

The following table provides information concerning outstanding equity awards as of June 30, 2009, by each of the Company’s named executive officers:

Name	Date Granted	Number of Shares or Units of Stock That Have Not Vested(1)		Market Value of Shares or Units of Stock That Have Not Vested
Steven Santo	5/18/07	22,334		$25,684
Richard A. Pytak Jr.	6/30/08	5,000		$5,750
Kevin Beitzel	6/30/08	13,334	(2)	$15,334

(1)
Awards of restricted stock granted under the 2006 Long-Term Incentive Plan. One-third of the share granted to each executive officer vested one year following the grant date, and one-twelfth of the shares vest every three months thereafter.

(2)
Mr. Beitzel was granted 10,000 shares on May 18, 2007 as well as another 15,000 shares on June 30, 2008. Each grant award contained vesting terms of one-third of the shares granted to vest one year following the grant date, and one-twelfth of the shares vest every three months thereafter. Therefore, as of June 30, 2009, approximately one-third of the shares granted in 2007 and two-thirds of the shares granted in 2008 had not yet vested and are included in the calculation above.

Option Exercises and Stock Vested

No named executive officer was granted any stock options and there were no options exercised during the fiscal year ended June 30, 2009. In addition, there were 124,101 shares of restricted stock that vested and 5,007 that were exercised during the fiscal year ended June 30, 2009.

Employment Arrangement with Named Executive Officer

Steven Santo

On September 29, 2006, the Company entered into a three year employment agreement with Mr. Santo, our Chief Executive Officer and a director. Mr. Santo received an annual base salary of $400,000 after the closing of the sale of the company to Ardent Acquisition Corporation and received an annual performance bonus. For 2009, Mr. Santo received an annual base salary of $416,000 and an annual performance bonus. On September 24, 2009, the Company entered into a new three year employment agreement with Mr. Santo effective that same day and will receive an annual base salary of $500,000 and is eligible to receive an annual performance bonus. Future annual base salary will not be less than $500,000 (or subsequent to any increases, below his then current salary), with increases approved by the Compensation Committee and/or the Board of Directors. Pursuant to the employment agreement entered into on September 24, 2009, Mr. Santo is entitled, among other things, to:

•	participate in all benefit programs, including the registered retirement savings plan, established and made available to its employees;
•	monthly living expenses in the amount of $2,800 through September 30, 2009;
•	monthly automobile lease reimbursement of $1,500; and
•	reimbursement for any reasonable out-of-pocket expenses incurred in the course of employment.

The Company does not have employment agreements with the other named executive officers.

Termination Benefits

If the agreement is terminated by Mr. Santo voluntarily without good reason, Avantair shall have no further obligations following the effective date of termination other than to pay the employee for any accrued but unpaid salary and reimbursable expenses.

If the agreement is terminated by Avantair for cause, Mr. Santo will not be entitled to and shall not receive any compensation or benefits of any type following the effective date of the termination.

If the agreement is terminated by Avantair without cause, then Mr. Santo is respectively entitled to:

•	any then accrued but unpaid base salary and performance bonus as of the date of termination; and
•	payment of the base salary in effect at the time of termination for a period of 12 months and continuation of health insurance for a period of 18 months.

In the agreement, “cause” means:

•	employee’s fraud or breach of fiduciary obligations in connection with performance of his duties with Avantair (including but not limited to any acts of embezzlement or misappropriation of funds);
•	employee’s indictment for a felony or plea of guilty or nolo contendere to a felony charge or any criminal act involving moral turpitude;
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

In addition, Mr. Santo’s interest in any stock options or restricted stock will fully vest on the effective date of a termination without cause.

If the agreement is terminated by Avantair without cause during a change in control period, then Mr. Santo is respectively entitled to:

•	any then accrued but unpaid base salary and performance bonus as of the date of termination; and
•	payment of the base salary in effect at the time of termination for a period of 36 months and continuation of health insurance for a period of 36 months.

In the agreement, “change of control” means:

•
the acquisition, in one or more transactions, by any Person of the beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended) of more than 50% of (A) all shares of capital stock of Company to be outstanding immediately following such acquisition, or (B) the combined voting power of all shares of capital stock of Company  to be outstanding immediately following such acquisition that are entitled to vote generally in the election of directors (the shares described in clauses (A) and (B), collectively “Company Voting Stock”);

•	the closing of a sale or other conveyance of 40% or more of the assets of Company;
•
individuals who, as of the date hereof, constitute the Board (the “Incumbent Board”) cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a member of the Board (a “Director”) subsequent to the date hereof whose election, or nomination for election by the Company’s stockholders, was approved by a vote of at least two-thirds of the Directors then comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director, without objection to such nomination) shall be deemed to have been a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest (within the meaning of Rule 14a-11 of the Exchange Act) with respect to the election or removal of Directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

●	the effective time of any merger, share exchange, consolidation, or other business combination involving Company if immediately after such transaction, persons who hold a majority of the outstanding voting securities entitled to vote generally in the election of directors of the surviving entity (or the entity owning 100% of such surviving entity) are not persons who, immediately prior to such transaction, held Company Voting Stock.

If the agreement is terminated by the executive for good reason or for disability, then Mr. Santo is respectively entitled to:

•	any then accrued but unpaid base salary and performance bonus as of the date of termination; and
•	payment of the base salary in effect at the time of termination for a period of 12 months and continuation of health insurance for a period of 18 months.

In the agreement, “good reason” means:

•	Avantair’s willful material breach of any provision of his employment agreement;
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

Under the employment agreement with Mr. Santo, if the employment agreement had been terminated by the Company without cause or by Mr. Santo for good reason or for disability, effective June 30, 2009 (the last business day of the Company’s fiscal year of 2009), he would have been paid a total of $453,684, including: (i) $416,000 representing his base salary then in effect, (ii) $12,000 representing the continuation of health insurance for a period of 12 months; and (iii) $25,684 representing the acceleration of the vesting of 22,334 shares of restricted stock from the 2006 Long-term Incentive Plan (based on the closing price of $1.15 per share as of June 30, 2009).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of common stock of Avantair as of September 25, 2009 by: (i) each of Avantair’s directors and nominees for director; (ii) each of the Named Executive Officers listed in the Summary Compensation Table below; (iii) all current directors and executive officers of Avantair as a group and (iv) each person known by Avantair to own beneficially more than five percent of the outstanding shares of its common stock. The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated in the footnotes, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned. A total of 17,052,166 shares of Avantair’s common stock were issued and outstanding as of September 25, 2009.

	Amount and
	Nature of
	Beneficial
Name and Address of Beneficial Owner(1)	Ownership		Percent of Class
Jonathan Auerbach(2)	2,882,441	(2)	16.7%
Steven Santo(3)	1,698,059		10.3%
Allison Roberto(4)	1,646,650		10.0%
Paul Sonkin(5)	2,089,332	(6)	12.6%
Jeffrey Kirby(7)	864,900		5.3%
Paul J Solit(8)	1,903,735	(8)	11.3%
Seth Klarman(9)	1,156,000		7.0%
Fred B. Barbara(10)	756,426		4.6%
Barry J. Gordon(11)	645,439	(12)	3.9%
Richard A. Pytak Jr.	6,684	(13)	*
Arthur H. Goldberg(14)	216,000	(12)	1.3%
Stephanie A. Cuskley(15)	6,000	(12)	*
A. Clinton Allen(16)	244,000	(12)(23)	1.5%
Robert J. Lepofsky(17)	16,000	(12)	*
Kevin Beitzel	22,520	(18)	*
Gilder, Gagnon, & Howe & Co. LLC(19)	1,663,156		10.1%
Richard B. DeWolfe(20)	158,000		1.0%
All directors and executive officers as a group (9 individuals) (22)	3,012,702		18.3%

*	Less than 1%
(1)	Unless otherwise noted, the business address of each of the following is c/o Avantair, 4311 General Howard Drive, Clearwater FL 33762
(2)
The business address of Mr. Auerbach is Hound Partners, LLC 101 Park Avenue, 48th Floor, New York, NY 10178. The shares are held by Hound Partners, LP, and Hound Partners Offshore Fund, LP. Mr. Auerbach is the Managing Member of Hound Performance, LLC and Hound Partners, LLC, investment management firms that serve as the general partner and investment manager, respectively, to Hound Partners, LP and Hound Partners Offshore Fund, LP. Includes 2,070,422 shares of common stock that may be acquired upon the conversion of Series A Convertible Preferred Stock.

(3)
1,641,650 of the shares are held by Camelot 27 LLC. Each of Steven Santo and Allison Roberto are members of Camelot 27 LLC. Includes 67,000 shares of restricted stock which were granted to Steven Santo individually, which one third vested on May 18, 2008 and one twelfth of the shares vest every 3 months thereafter.

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

(6)	Includes 248,451 shares of common stock that may be acquired upon the conversion of 12,000 shares of Series A Convertible Preferred Stock.
(7)	The business address of Mr. Kirby is P.O. Box 70458, Reno, Nevada 89570. This information is based upon Schedule 13D filed with the SEC on March 5, 2007 by Mr. Kirby.
(8)
The business address of Mr. Solit is Potomac Capital Management, 825 Third Avenue, 33 Floor, New York, NY 10022. The shares are held by Potomac Capital Management LLC and Potomac Capital Management Inc. Mr. Solit is the Managing Member of Potomac Capital Management LLC and the President and Sole Owner of Potomac Capital Management Inc. Includes 828,169 shares of common stock that may be acquired upon the conversion of Series A Convertible Preferred Stock.

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
(12)
Includes 20,000 shares of common stock issuable upon exercise of options which vested on February 22, 2008 and February 22, 2009. Excludes 10,000 shares of common stock to be issued upon the exercise of options which vest on February 22, 2010. Includes 5,000 shares of restricted stock, 2,000 of which vest equally upon each of the next 2 successive annual meetings of shareholders, and 3,000 of which vest one-third upon each of the next 3 successive annual meetings of stockholders.

(13)	Represents 7,500 shares of restricted stock granted to Mr. Pytak which vest one-third on June 30, 2009 and one-twelfth of the shares vest every 3 months thereafter.
(14)	The business address of Mr. Goldberg is c/o Corporate Solutions Group, 175 Great Neck Road, Suite 408, Great Neck, NY 11021.
(15)	The business address of Ms. Cuskley is 145 West 30th Street, New York, NY 10001.
(16)	The business address of Mr. Allen is 710 South Street, Needham, MA 02492.
(17)	The business address of Mr. Lepofsky is c/o Westcliff Capital Group, PO Box 81367, Wellesley Hills, MA 02461.
(18)
Represents 10,000 shares of restricted stock granted to Mr. Beitzel which one third vested on May 18, 2008 and one-twelfth of the shares vest every three months thereafter. In addition, 15,000 shares of restricted stock were granted to Mr. Beitzel on June 30, 2008 which one third vested on June 30, 2009 and one-twelfth of the shares vest every 3 months thereafter.

(19)	This information is based on Schedule 13G filed with the SEC on February 6, 2008 by Walter Weadock, member of Gilder, Gagnon, Howe and Co. LLC.
(20)	The business address of Mr. DeWolfe is c/o DeWolfe & Company, PO Box 299, Milton, MA 02186.
(21)	Includes 118,000 shares of common stock and 40,000 warrants.
(22)	Includes 132,000 shares of restricted stock. Includes 50,000 shares of common stock issuable upon exercise of options.
(23)	Includes 172,000 shares of common stock and 72,000 warrants.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Avantair’s executive officers and directors, and persons who beneficially own more than ten percent of its common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and beneficial owners of more than ten percent of the Company’s common stock are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

Based upon a review of the forms furnished to Avantair and written representations from its executive officers and directors, the Company believes that during fiscal 2009 all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than ten percent of its common stock were complied with.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee of the Board of Directors was an officer or employee of Avantair during the fiscal year ended June 30, 2009 or was formerly an officer or employee. In addition, none of Avantair’s executive officers served as a member of another entity’s board of directors or as a member of the compensation committee of another entity (or other board committee performing equivalent functions) during the fiscal year June 30, 2009. There are no compensation committee interlocks and no insider participation in compensation decisions that are required to be reported under the rules and regulations of the Exchange Act.

Item 13. Certain Relationships, Related Transactions and Director Independence

Related Party Transactions Policy

The Company has adopted a Code of Conduct and Professional Ethics, applicable to its directors, officers and employees, including its Chief Executive Officer, Chief Financial Officer and all of its other executives pursuant to which all directors, officers and employees must promptly disclose to us, any material transaction or relationship that reasonably could be expected to give rise to an actual or apparent conflict of interest with Avantair, Inc. In approving or rejecting the proposed agreement, the audit committee shall consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, but not limited to the risks, costs and benefits to the Company, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. The audit committee shall approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, the Company’s best interests, as the audit committee determines in the good faith exercise of its discretion.

Related Party Transactions

The following is a summary of transactions entered into since July 1, 2008, to which the Company has been a party in and in which any of the Company’s executive officers, directors or beneficial holders of more than 5% of its capital stock had or will have a direct or indirect material interest.

In May 2009, Avantair granted 3,000 shares of restricted stock to each of its six non-employee directors of the Company’s Board of Directors. The restricted shares granted to the director’s vest one third upon each of the next three successive annual meetings, subject to the grantee’s continued service on the Board of Directors.

In addition annually Avantair participates as one of the sponsors of the Corporate Directors Group, an accredited educational organization of RiskMetric ISS Governance Services, of which one of our directors presides as its chairman. The sponsorship provides the Corporate Directors Group with 23 hours of aircraft usage annually in lieu of compensation. In addition, the Company sponsors the Corporate Directors Group Piaggio Avanti Owners Club which provides the club with 15 hours of aircraft usage annually in lieu of compensation.

Item 14. Principal Accountant Fees and Services

The Audit Committee has selected J.H. Cohn LLP as the principal independent registered public accounting firm for 2009. J.H. Cohn LLP has served as the Company’s principal independent registered public accounting firm since August 1, 2006.

Fees

The following table sets forth the fees billed or to be billed for professional services rendered by J.H. Cohn LLP for audit services, audit-related services, and all other services in fiscal years 2009 and 2008, respectively.

	2009	2008
Audit Fees (1)	$218,500	$211,000
Audit-Related Fees (2)	25,000	77,500
Total Fees	$243,500	$288,500

(1)
For professional services rendered in connection with the audit of the Company’s annual financial statements and the reviews of the financial statements included in each of its quarterly reports on Form 10-Q.

(2)	For assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements in connection with regulatory filings.

Policy on Pre-Approval by Audit Committee of Services Performed by Principal Independent Registered Public Accounting Firm

The policy of the Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by the Company’s principal independent registered public accounting firm.

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

September 28, 2009

Avantair, Inc.

By:	/s/ Steven Santo
Steven Santo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Steven Santo	Chief Executive Officer and Director (Principal Executive Officer)	September 28, 2009
Steven Santo

/s/ Richard A. Pytak Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	September 28, 2009
Richard A. Pytak Jr.

/s/ Barry Gordon	Chairman	September 28, 2009
Barry Gordon

/s/ A. Clinton Allen	Director	September 28, 2009
A. Clinton Allen

/s/ Robert Lepofsky	Director	September 28, 2009
Robert Lepofsky

/s/ Arthur H. Goldberg	Director	September 28, 2009
Arthur H. Goldberg

/s/ Stephanie Cuskley	Director	September 28, 2009
Stephanie Cuskley

/s/ Richard B. DeWolfe	Director	September 28, 2009
Richard B. DeWolfe

AVANTAIR, INC. AND SUBSIDIARIES

Index

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
Avantair, Inc.

We have audited the accompanying consolidated balance sheets of Avantair, Inc. and Subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avantair, Inc. and Subsidiaries as of June 30, 2009 and 2008, and their results of operations and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

Jericho, New York
September 28, 2009

AVANTAIR, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	June 30,
	2009	2008

CURRENT ASSETS
Cash and cash equivalents	$3,773,789	$19,149,777
Accounts receivable, net of allowance for doubtful accounts of $187,842 at June 30, 2009 and $213,487 at June 30, 2008	5,711,055	5,692,809
Inventory	140,997	252,407
Current portion of aircraft costs related to fractional sales	36,910,206	40,417,203
Current portion of notes receivable	272,731	832,107
Prepaid expenses and other current assets	1,278,506	2,173,992

Total current assets	48,087,284	68,518,295

Aircraft costs related to fractional share sales, net of current portion	70,199,786	92,383,071

Property and equipment, at cost, net of accumulated depreciation and amortization of $11,695,228 at June 30, 2009 and $8,640,096 at June 30, 2008	29,842,365	25,663,264

OTHER ASSETS
Cash- restricted	2,352,337	2,826,290
Deposits on aircraft	9,264,890	8,679,277
Deferred maintenance on aircraft engines	1,538,175	2,228,509
Notes receivable-net of current portion	-	1,008,223
Goodwill	1,141,159	1,141,159
Other assets	1,639,407	2,029,367

Total other assets	15,935,968	17,912,825

Total assets	$164,065,403	$204,477,455

See Notes to Consolidated Financial Statements

AVANTAIR, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' DEFICIT

	June 30,
	2009	2008

CURRENT LIABILITIES
Accounts payable	$7,307,320	$4,718,355
Accrued liabilities	5,010,745	5,528,472
Customer deposits	1,282,936	1,905,682
Short-term debt	11,500,000	15,775,260
Current portion of long-term debt	11,020,590	6,648,093
Current portion of deferred revenue related to fractional aircraft share sales	43,385,779	47,778,900
Unearned management fee and charter card revenues	17,807,796	16,316,044

Total current liabilities	97,315,166	98,670,806

Long-term debt, net of current portion	20,111,011	23,856,322
Deferred revenue related to fractional aircraft share sales, net of current portion	65,071,197	96,525,785
Other liabilities	3,047,329	2,636,730

Total long-term liabilities	88,229,537	123,018,837

Total liabilities	185,544,703	221,689,643

COMMITMENTS AND CONTINGENCIES

Series A convertible preferred stock, $.0001 par value, authorized 300,000 shares; 152,000 shares issued and outstanding	14,528,383	14,439,358

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, authorized 700,000 shares; none issued	-	-
Common stock, Class A, $.0001 par value, 75,000,000 shares authorized, 16,463,615 shares issued and outstanding at June 30, 2009 and 15,286,792 shares issued and outstanding at June 30, 2008	1,646	1,529
Additional paid-in capital	45,419,060	45,314,393
Accumulated deficit	(81,428,389)	(76,967,468)

Total stockholders' deficit	(36,007,683)	(31,651,546)

Total liabilities and stockholders' deficit	$164,065,403	$204,477,455

See Notes to Consolidated Financial Statements

AVANTAIR, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended June 30,
	2009	2008
Revenue
Fractional aircraft sold	$51,864,010	$43,426,696
Maintenance and management fees	70,693,367	58,211,457
Charter card and Axis Club Membership revenue	9,384,110	7,236,151
Other revenue	4,885,563	6,744,679

Total revenue	136,827,050	115,618,983

Operating expenses
Cost of fractional aircraft shares sold	44,118,352	36,637,959
Cost of flight operations	46,723,184	50,058,692
Cost of fuel	13,349,084	16,489,422
General and administrative expenses	23,628,541	20,703,120
Selling expenses	3,736,424	4,670,246
Depreciation and amortization	5,233,250	3,624,710
Total operating expenses	136,788,835	132,184,149

Income (loss) from operations	38,215	(16,565,166)

Other income (expenses)
Interest income	46,073	482,666
Other income	1,397,012	861,662
Interest expense	(5,942,221)	(3,661,227)
Total other expenses	(4,499,136)	(2,316,899)

Net loss	(4,460,921)	(18,882,065)

Preferred stock dividend and accretion of expenses	(1,488,071)	(903,851)
Net loss attributable to common stockholders	$(5,948,992)	$(19,785,916)

Loss per common share:
Basic and diluted	$(0.39)	$(1.30)

Weighted- average common shares outstanding:
Basic and diluted	15,306,725	15,230,482

See Notes to Consolidated Financial Statements

AVANTAIR, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Deficit
Years Ended June 30, 2009 and 2008

	Class A		Class B			Additional			Total
	Common Stock		Common Stock			Paid-In	Accumulated		Stockholders'
	Shares	Amount	Shares	Amount		Capital	Deficit		Deficit
Balance at June 30, 2007	15,220,817	$1,522	-	$	- $	46,124,857	$(58,085,403	) $	(11,959,024)

Expenses associated with the issuance of preferred stock						(391,423)			(391,423)

Stock-based compensation						484,817			484,817

Dividend on Series A convertible preferred stock and accretion of issuance costs						(903,851)			(903,851)

Issuance of shares in connection with vested restricted stock	65,975	7				(7)

Net loss							(18,882,065)		(18,882,065)

Balance at June 30, 2008	15,286,792	$1,529	-	$	- $	45,314,393	$(76,967,468	) $	(31,651,546)

See Notes to Consolidated Financial Statements

AVANTAIR, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Deficit
Years Ended June 30, 2009 and 2008

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Expenses associated with registration of shares					(43,804)		(43,804)

Stock-based compensation					361,059		361,059

Dividend on Series A convertible preferred stock and accretion of issuance costs					(1,488,071)		(1,488,071)

Issuance of shares in connection with vested restricted stock, net of shares surrendered in lieu of payroll taxes	42,423	4			(7,732)		(7,728)

Sale of common stock in connection with private sale	1,134,400	113			1,283,215		1,283,328

Net loss						(4,460,921)	(4,460,921)
Balance at June 30, 2009	16,463,615	$1,646	-	$-	$45,419,060	$(81,428,389)	$(36,007,683)

See Notes to Consolidated Financial Statements

AVANTAIR, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(4,460,921)	$(18,882,065)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,233,250	3,624,710
Gain on sale of assets	(1,394,164)	(861,410)
Stock-based compensation	361,059	484,817
Decrease in bad debt expense	18,638	21,109

Changes in operating assets and liabilities:
Accounts receivable	(36,884)	(626,427)
Inventory	111,410	327,110
Deposits on aircraft	(585,613)	(1,475,223)
Deferred maintenance agreement on aircraft engines	690,334	463,030
Prepaid expenses and other current assets	895,486	(1,795,598)
Notes receivable	1,567,599	1,252,385
Aircraft costs related to fractional shares	25,690,282	(26,034,485)
Other assets	389,960	(334,726)
Accounts payable	2,588,965	1,642,167
Accrued liabilities	(1,924,501)	2,042,629
Unearned management fees and charter card revenue	620,091	8,269,808
Cash-restricted	473,953	116,693
Customer deposits	(622,746)	1,293,182
Other liabilities	410,599	874,571
Deferred revenue related to fractional aircraft share sales	(35,847,709)	14,059,804
Net cash used in operating activities	(5,820,912)	(15,537,919)

INVESTING ACTIVITIES:
Proceeds from sale of assets	1,927,000	-
Proceeds from sale of deposits	-	2,470,000
Capital expenditures	(975,433)	(5,195,325)
Net cash provided by (used in) investing activities	951,567	(2,725,325)

AVANTAIR, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2009	2008
FINANCING ACTIVITIES:
Borrowings under long-term notes payable	-	2,200,000
Borrowings under short term notes payable	17,479,555	25,910,842
Principal payments on long-term notes payable	(7,470,907)	(6,630,674)
Principal payments on short-term notes payable	(21,754,815)	(10,135,582)
Proceeds from issuance of preferred stock-net	-	14,384,894
Proceeds from issuance of stock-net	1,283,328	-
Preferred stock dividends paid	-	(502,504)
Cost of stock redemption/registration	(43,804)	(391,423)
Net cash (used in) provided by financing activities	(10,506,643)	24,835,553

Net (decrease) increase in cash and cash equivalents	$(15,375,988)	$6,572,309
Cash and cash equivalents, beginning of the year	19,149,777	12,577,468
Cash and cash equivalents, end of the year	$3,773,789	$19,149,777

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$5,942,221	$3,661,227

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES
Accretion of Series A convertible preferred stock	$89,025	$54,464
Dividends payable on Series A convertible preferred stock	$1,399,046	$346,883
Common shares surrendered in lieu of payroll taxes	$7,728	$-
Aircraft purchased under capital lease obligation	$8,098,093	$4,828,642
Aircraft purchased under long-term notes payable	$-	$3,906,000
Charter card issued as partial consideration of aircraft purchase	$871,661	$95,600
Aircraft sold through settlement of note payable	$-	$457,600
Deferred financing costs	$-	$996,188
Short-term notes payable- refinancing	$-	$2,689,001
Note receivable on sale of deposits	$-	$750,000

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

On October 2, 2006, the Company signed a definitive stock purchase agreement (the “Reverse Merger”) with Avantair Inc. (“Old Avantair”). The agreement, as amended on December 15, 2006, provided for Avantair to issue 6,684,822 shares of common stock to the stockholders of Old Avantair in exchange for all of the issued and outstanding shares of Old Avantair (the “Share Exchange” or “Reverse Merger”). The agreement also provided for the Company to issue to the stockholders of Old Avantair additional shares as follows:

•
At the end of the fiscal year ending June 30, 2008, the Company would calculate (based on its annual audited consolidated financial statements for such fiscal year) Cash EBITDA. If Cash EBITDA was greater than $20,000,000 for the fiscal year ending June 30, 2008, the Company was to have issued an aggregate of 4,774,873 shares of its common stock to Old Avantair stockholders. The Company’s results did not meet the requirements for the year ended June 30, 2008 and therefore these shares were not issued.

•
If at any time prior to February 23, 2009, the closing trading price on the Over-the-Counter Bulletin Board (or on a national securities market on which the Company’s common stock is then quoted for trading) of the Company’s common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share, then the Company was to have issued an additional aggregate of 4,774,873 shares of its common stock to Old Avantair stockholders. The Company’s results did not meet the requirements for the year ended June 30, 2009 and therefore these shares were not issued.

On February 22, 2007, the stockholders of Avantair voted in favor of the Reverse Merger. Subsequent to the Reverse Merger, Old Avantair’s business activities were the activities of Avantair. The stockholders and management of Old Avantair own a substantial portion of the equity of the combined company. The Board of Directors was comprised of three individuals designated by Avantair’s stockholders and four individuals designated by Old Avantair’s stockholders, one of which was subject to the approval of Avantair’s stockholders. In addition, Old Avantair’s management was responsible for carrying out the Company’s current business plan. As a result, the transaction was treated as a Reverse Merger, and a capital transaction, equivalent to the issuance of stock by Old Avantair for Avantair’s net assets and, accordingly, the historical financial statements prior to February 22, 2007 were those of Old Avantair. All shares and per share data prior to the Share Exchange have been restated to reflect the stock issuances and the effect of the closing of the Share Exchange including the recognition of 8,400,000 shares of Ardent common stock outstanding as of the closing of the Share Exchange. Upon the closing of the Share Exchange, 1,601,593 shares of the Company’s common stock included within the purchase price were transferred to an escrow agent to secure indemnification obligations of the Company’s stockholders under the stock purchase agreement. Such shares were released from escrow within 45 days of the Company filing the Form 10-K for the year ended June 30, 2008.

Avantair is engaged in the sale of fractional ownership interests and charter card usage of professionally piloted aircraft for personal and business use and the management of its aircraft fleet. According to AvData, Avantair is the fifth largest company in the North American fractional aircraft industry. As of June 30, 2009, Avantair operated 52 aircraft within its fleet, which is comprised of 46 aircraft for fractional ownership, 5 company- owned core aircraft and 1 leased and company- managed aircraft. Avantair also operates fixed flight based operations (FBO) in Camarillo, California and effective August 1, 2008, in Caldwell, New Jersey. Through these FBO’s and its headquarters in Clearwater, Florida, Avantair provides aircraft maintenance, concierge and other services to its customers as well as to the Avantair fleet.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the successful recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. As of June 30, 2009, the Company’s recurring losses resulting in an accumulated deficit of approximately $81.4 million and a working capital deficiency of approximately $49.2 million. Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and aircraft under management as well as increase the number of charter cards and Axis Club Memberships sold. To finance this growth strategy, including the purchase of additional aircraft to satisfy the demand of the growing charter card product line, the Company has obtained additional funds through equity financing, including the sale of additional shares of common stock, assets sales, accelerated payments of maintenance and management fees, debt financing, or a combination thereof. During the fiscal year ended June 30, 2009, the Company raised net proceeds of approximately $1.3 million through an equity offering detailed in Note 11, $1.9 million from the sale of one of the Company’s core aircraft, and approximately $10.5 million of cash through accelerated payments of management fees. Further, by agreement between Avantair, the investors in the June 30, 2009 private placement and that offering’s placement agent, the period for additional sales of units was extended until October 15, 2009. On September 25, 2009, the Company sold an additional 250,000 units at a price of $2.50 per unit generating net proceeds of approximately $0.6 million. The Company believes that its capital on hand, as may be augmented by these means to fund future growth, is sufficient to continue operations for the next twelve months and the foreseeable future thereafter.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates and assumptions are based upon management’s best knowledge of current events and actions that the Company may take in the future. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect: the proper recording of revenue arrangements with multiple deliverables, the allowance for doubtful accounts, the carrying value of long-lived assets, the amortization period of long-lived assets, the provision for (benefit from) income taxes and related deferred tax accounts, certain accrued expenses and contingencies, and the ability to continue as a going concern.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments held with financial institutions, with maturities of three months or less from the date of acquisition.

Cash- restricted

The Company agreed to restrict $2,352,337 in cash at June 30, 2009 and $2,826,290 in cash at June 30, 2008, to secure letters of credit related to deposits for leases, provide security for credit card charge backs and to secure fuel purchases. Management believes that these amounts will be restricted for at least one year and, accordingly, has classified such cash as non-current.

Revenue Recognition

Avantair is engaged in the sale and management of fractional ownerships of professionally piloted aircraft for personal and business use and access to its aircraft fleet through either 15 or 25 hour charter cards (either individually or through the Company’s Axis Club Membership program). In the case of fractional ownership sales, the aircraft are sold in 1/16th shares or multiples thereof. The purchase agreement grants the customer the right to the use of the aircraft for a specified number of hours each year. When a customer purchases a fractional share, they are also required to enter into a five-year management and maintenance agreement. Under the terms of the maintenance and management agreement, the Company agrees to manage, operate and maintain the aircraft on behalf of the customer in exchange for a fixed monthly fee. Charter cards provide customers with flight hours for a fixed fee.

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

Referral Incentive Hours

The Company accounts for the additional hours granted under the referral incentive program by expensing costs as they are incurred. Such costs have not been material to date.

Management and Maintenance Agreement

Revenue earned in connection with the management and maintenance agreements with fractional share owners is recognized ratably over the term of the agreement, usually five years. If a customer prepays its management and maintenance fee for a period of one year or longer, the prepayment is recorded as unearned revenue and amortized into revenue on a monthly basis in accordance with the schedule provided for within each agreement.

Charter Card and Axis Club Membership Revenue

Charter Card revenue. The Company also sells access to its aircraft fleet through either a 15 or 25 hour charter card for flight time without the requirement to purchase an ownership share in an aircraft. The card holder pays the Company the entire amount in advance of access to the aircraft fleet. The Company defers the entire amount paid and recognizes revenue on an incremental basis as aircraft hours are flown.

Axis Club Membership revenue. In February 2009, the Company initiated the Axis Club Membership program that offers customers access to blocks of flight time at a discount from standard charter card rates for a set, three year membership fee. The program requires that Axis Club members purchase a minimum of three 25 hour blocks of flight charter cards over the three year membership term. Axis Club Membership fees are paid in advance, deferred and recognized over the three year membership term. Similar to standard charter card sales, payment for charter cards sold through the Axis Club Membership program are collected in advance of access to the aircraft fleet, deferred and recognized as revenue on an incremental basis over the three year membership term.

Other Revenues

Other revenues are comprised primarily of revenue from demonstration flights, revenue from the sale of fuel at the Company’s FBO facilities and revenue from the rental of hangar space at the Company’s operating locations. Revenue from fuel sales and hangar rentals are recorded when goods are delivered or services are rendered. Demonstration revenue is earned as the Company charges prospective fractional share owners on an hourly basis for each hour the prospective share owners are flown to demonstrate the quality and capabilities of the aircraft. The Company recognizes revenue related to these demonstration flights when the flight is completed.

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

Maintenance Expense Policy

The Company uses the direct method of accounting for non-refurbishment aircraft maintenance.  Engine maintenance is performed by third parties under contracts which transfer risk, and related costs are expensed as incurred. Refurbishments of the interiors of the aircraft, which extend the life of the aircraft, are capitalized and amortized over the estimated life of three years.

 Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.

Prepaid Pilot Training

Beginning in 2008, the costs related to the training of pilots as required by Federal Aeronautic Regulations are capitalized and amortized over the twelve month certification period. These costs were expensed in prior years. This change did not have a material impact on the Company’s financial position or results of operations as of June 30, 2008.

Customer Deposits

Customer deposits are cash payments received from customers who have purchased a fractional interest in an aircraft where that specific aircraft is not available for delivery.

Advertising Costs

Advertising costs are expensed as incurred and totaled $1,585,184 and $2,260,782 for the years ended June 30, 2009 and 2008, respectively.

Inventory

Aircraft parts inventory is valued at the lower of cost (determined by the first-in, first-out method) or market.

Deferred Rent

The aggregate of minimum annual operating lease payments are expensed on a straight-line basis over the term of the related leases. The amount by which straight-line rent differs from actual lease payments is recognized as deferred rent and totaled $2,312,249 and $2,034,362 at June 30, 2009 and 2008 respectively, and is included in other liabilities.

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

Effective July 1, 2007, the Company adopted the provisions of the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company has identified its federal tax return and State of Florida tax return as “major” tax jurisdictions, as defined in FIN 48. The Company evaluations were performed for the tax years ended 2005 thru 2009 which represent all years subject to audit for all tax jurisdictions. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its consolidated financial position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

Stock-Based Compensation

The Company has one stock-based compensation plan, the 2006 Long Term Incentive Plan, which the Company’s shareholders approved, for employees, certain non-employees and non-employee directors. Stock-based awards under this plan may consist of common stock, common stock units, stock options, cash-settled or stock-settled stock appreciation rights, restricted stock and other stock-based awards. The Company issues common stock to satisfy stock option exercises or vesting of stock awards.

The Company accounts for share-based compensation to employees and directors in accordance with SFAS 123(R) “Share-Based Payment,” which requires the recognition of compensation expense for employee stock options and other share-based payments. Under SFAS 123(R), expense related to employee stock options and other share-based payments is recognized over the relevant service period based on the fair value of each stock option grant. In addition, the Company recognizes in its Consolidated Statements of Operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. Compensation expense for equity-based awards is recognized over the requisite service period, usually the vesting period, on a straight-line basis for the entire award, while compensation expense for liability-based awards (those usually settled in cash rather than stock) is measured to fair-value at each balance sheet date until the award is settled.

Stock-based compensation expense related to these plans, which is included in “General and administrative” costs in the accompanying Consolidated Statements of Operations, was $361,059 and $484,817 for the years ended June 30, 2009 and 2008, respectively. There were no related income tax benefits recognized in the accompanying Consolidated Statements of Operations for the year ended June 30, 2009 or for the comparable 2008 period.

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts. The Company also considers EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock,” which provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS 133. The Company evaluates the conversion feature embedded in its Series A Convertible Preferred Stock at each reporting period based on the criteria of SFAS 133 and EITF 00-19 to determine whether the conversion feature would be required to be bifurcated from the Preferred Stock and accounted for separately as a derivative. Based on management’s evaluation, the embedded conversion feature did not require bifurcation and derivative accounting as of June 30, 2009.

Goodwill and Long-lived Assets

Goodwill represents the excess of cost over fair value of net assets acquired through acquisitions. In accordance with SFAS No. 141, “Business Combinations,” all business combinations must be accounted for under the purchase method of accounting. SFAS No. 142, “Goodwill and Other Intangible Assets,” eliminates the amortization of goodwill and certain other intangible assets and requires an evaluation of impairment by applying a fair-value based test. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company’s reporting units based on discounted cash flow models using revenue and profit forecasts and comparing the estimated fair values with the carrying values of the Company’s reporting units which include the goodwill. If the estimated fair values are less than the carrying values, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of the Company’s “implied fair value” requires the Company to allocate the estimated fair value to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value.

The Company performs its annual goodwill impairment testing in the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company performed its annual evaluation during June 2009 by comparing the product of the trading price as of June 30, 2009 and the Company’s outstanding shares of common stock on that date to the Company’s book value.

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

In preparing its impairment analysis the Company derives fair value based on two approaches:

Market prices. At June 30, 2009, the quoted market for Avantair’s common stock was $1.15 per share with 16,463,615 shares outstanding giving the Company a total market capitalization of approximately $18.9 million.

Cash flow projections. Certain key assumptions used in preparing the cash flow projections, included:

•
The overall basis for management’s cash flow assumptions and conclusions are based on the fact that the the majority of the Company’s revenue is contractual and therefore management can predict future management fee revenues with some certainty. The model is based on the premise that for every plane sold the Company will increase management fees by an agreed upon amount per plane. When the Company gets to a certain aircraft fleet size, the management fee income will then exceed all fixed and variable costs.

•
The Company has a commitment from its aircraft manufacturer for the delivery of 5 planes in the next 12 months and management believes it will sell fractional shares and charter cards per month which would produce a cash flow improvement.

As a result of the analysis, no impairment charges were required for long-lived assets during the years ended June 30, 2009 and 2008.

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

For the year ended June 30, 2009, a total of 1,409,933 share-equivalents of potentially dilutive securities were excluded from the calculation of diluted earnings per share. These securities were comprised of 150,000 options to purchase shares of common stock and 300,000 unit purchase options (with each unit consisting of one share and two warrants that expire February 23, 2010) which were outstanding during the periods but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive as calculated under the treasury method promulgated by SFAS No. 128, Earnings Per Share (“SFAS 128”). In accordance with SFAS No. 128’s contingently issuable shares provision, 92,733 shares of performance-based, unvested common stock awards (“restricted stock”) granted were not included in the calculation because all the necessary conditions for vesting had not been satisfied. In addition, 567,200 warrants to purchase shares of the Company’s common stock were not included in the calculation of diluted earnings per share as they were antidilutive. A total of 14,496,834 of potentially dilutive securities were excluded from the calculation of diluted loss per share for the year ended June 30, 2008 and were comprised of 14,146,000 warrants to purchase one share of the Company’s common stock, 200,834 shares of restricted stock and 150,000 outstanding options.

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

The Company capitalizes interest costs relating to borrowings made for the acquisition of aircraft. No amounts were capitalized for the years ended June 30, 2009 or 2008. In addition, interest costs totaled $5,942,221 and $3,661,227 for the years ended June 30, 2009 and 2008, respectively.

Reclassifications

Certain balances for the year ended June 30, 2008 were reclassified to conform to classifications adopted in the current year.

Recently Issued Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 141 also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies. SFAS 141R applies prospectively to business combinations and is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141R did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires that a non-controlling interest in a subsidiary be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the non-controlling interest with disclosure of both amounts on the consolidated statement of income. The presentation provisions of SFAS 160 are to be applied retrospectively, and SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. The Company will be required to provide enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, and its related interpretations, and (c) how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not have an impact on the Company’s financial position, results of operations or cash flows as the pronouncement addresses disclosure requirements only.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.”  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008.  The adoption of FSP 142-3 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” as defined in EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” and therefore should be included in computing earnings per share using the two-class method. According to FSP EITF 03-6-1, a share-based payment award is a participating security when the award includes nonforfeitable rights to dividends or dividend equivalents. The rights result in a noncontingent transfer of value each time an entity declares a dividend or dividend equivalent during the award’s vesting period. However, the award would not be considered a participating security if the holder forfeits the right to receive dividends or dividend equivalents in the event that the award does not vest. FSP EITF 03-6-1 is effective for financial statements issued in fiscal years beginning after December 15, 2008, and interim periods within those years. When adopted, its requirements are applied by recasting previously reported EPS. The adoption of EITF 03-6-1 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In June 2008, the FASB issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock, and therefore, would qualify for the first part of the scope exception in paragraph 11(a) of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The EITF proscribes a two-step approach under which the entity would evaluate the instrument’s contingent exercise provisions and then the instrument’s settlement provisions, for purposes of evaluating whether the instrument (or embedded feature) is indexed to the entity’s stock.  This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the requirements of EITF 07-5 and its impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2008, the FASB issued EITF No. 08-01, “Revenue Arrangements with Multiple Deliverables.” EITF 08-01 replaces EITF 00-21, “Revenue Arrangements with Multiple Deliverables” and enhances the disclosure requirements for separating disclosing information related to individually significant arrangements and disclosing the qualitative and quantitative information on an aggregate basis. This new guidance applies prospectively to revenue arrangements entered into or materially modified in fiscal years beginning on or after December 15, 2009. The Company is currently evaluating the requirements of EITF No. 08-01 and its impact on its financial condition, results of operations and cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). This new pronouncement establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. SFAS 165 requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date. Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements under SFAS 165. SFAS 165 is effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial statements. Pursuant to SFAS 165, the Company evaluated subsequent events through September 28, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”) as a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (“the Codification”) will become the source of authoritative U.S. GAAP. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Codification is not intended to change or alter existing U.S. GAAP.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash and cash equivalents in bank deposits, the balances of which, at times, may exceed federally insured limits. Exposure to credit risk is reduced by placing such deposits in high credit quality financial institutions. At June 30, 2009, the Company had cash and cash equivalents in excess of federally insured limits of approximately $5.2 million.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost as of June 30, 2009 and 2008 consisted of the following:

	2009	2008
Aircraft	$33,630,426	$27,300,707
Leasehold improvements	4,820,095	4,235,476
Furniture, fixtures and equipment	1,301,595	1,199,528
Flight management software/hardware	1,727,012	1,516,826
Vehicles	58,465	50,823
Total	41,537,593	34,303,360
Less: accumulated depreciation and amortization	(11,695,228)	(8,640,096)
	$29,842,365	$25,663,264

Depreciation and amortization expense for the years ended June 30, 2009 and 2008 was $5,233,250 and $3,624,710, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The following is a summary of transactions entered into during the years ended June 30, 2009 and 2008, to which the Company has been a party in and in which any of the Company’s executive officers, directors or beneficial holders of more than 5% of its capital stock had or will have a direct or indirect material interest.

On May 4, 2009 Avantair granted 3,000 shares of restricted stock to each of its six non-employee directors of the Company’s Board of Directors. The restricted shares granted to the director’s vest one third upon each of the next three successive annual meetings, subject to the grantee’s continued service on the Board of Directors.

In addition, annually, Avantair participates as one of the sponsors of the Corporate Directors Group, an accredited educational organization of RiskMetric ISS Governance Services, of which one of our directors presides as its chairman. The sponsorship provides the Corporate Directors Group with 23 hours of aircraft usage annually in lieu of compensation. In addition, the Company sponsors the Corporate Directors Group Piaggio Avanti Owners Club which provides the club with 15 hours of aircraft usage annually in lieu of compensation.

Effective April 11, 2008, the Company’s former Chief Financial Officer departed the Company and resigned his position as a director of the Company. In connection with the former Chief Financial Officer’s departure, on April 14, 2008, the Company entered into a separation agreement pursuant to which the former Chief Financial Officer received (i) a payment equal to eight months salary ($183,333), (ii) reimbursement of premium payments for COBRA benefits for a period of eight months commencing April 14, 2008 and (iii) pursuant to an amendment to his previously issued restricted stock award, 33,334 shares of common stock. In addition, the former Chief Financial Officer agreed not to transfer any shares of the Company’s common stock for a period of six months commencing April 14, 2008. At the end of the six month period, the former Chief Financial Officer’s unrestricted shares became freely tradable in the open market, subject to the Company’s “Right of First Refusal” and in compliance with applicable securities law. In addition, the former Chief Financial Officer agreed to cooperate fully with the Company’s reasonable requests for assistance in transitioning his previous responsibilities for a period of eight months commencing April 14, 2008.

In March 2008, Avantair granted 3,000 shares of restricted stock to each of the then five non-employee directors of the Company’s Board of Directors. The shares of restricted stock granted to the directors’ vest one third upon each of the next 3 successive annual meetings of stockholders, subject to the grantee’s continued service on the Board of Directors.

NOTE 6 – INCOME TAXES

The difference between income tax benefit provided at the Company’s effective rate and the statutory rate at June 30, 2009 and 2008 are as follows:

	2009	2008
Income tax benefit at statutory rate	$1,371,282	$6,608,723
State tax benefit, net of Federal benefit	117,538	562,373
Increase in valuation allowance	(1,488,820)	(7,123,389)
Other	-	(47,707)
Total	$-	$-

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) at June 30, 2009 and 2008 are as follows:

	2009	2008
Deferred tax liabilities
Goodwill	$(173,456)	$(144,547)
Depreciation	(2,659,248)	(1,798,582)
Other	-	(75,792)
	(2,832,704)	(2,018,921)
Deferred tax assets
Deferred revenues, net of amortized aircraft costs related to fractional share sales	707,848	4,371,790
Other	1,240,273	1,190,382
Net operating loss carryforwards	31,570,388	25,653,733
	33,518,509	31,215,905
Less valuation allowance	(30,685,805)	(29,196,984)
	2,832,704	2,018,921
Net deferred tax assets	$-	$-

The Company considers that the cumulative losses incurred create a rebuttable presumption that a full valuation allowance continues to be required for its deferred tax assets. Therefore, the Company has offset the deferred tax assets attributable to those potential benefits through a valuation allowance in 2009 and 2008 and, accordingly, the Company did not recognize any benefit from income taxes in the accompanying consolidated statements of operations. At June 30, 2009, the Company had net operating loss carryforwards of approximately $73.8 million which begin to expire in 2019.

Upon the completion of the Reverse Merger, the Company became subject to Section 382 of the IRS Code relating to a change in ownership. In addition, future changes in ownership could limit the utilization of the net operating loss carryforward and may be subject to substantial annual limitation due to the ownership change limitations provided by the IRS Code of 1986, as amended and similar state provisions. The annual limitation will result in the expiration of the net operating loss before utilization.

Effective July 1, 2007, the Company adopted the provisions of the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of July 1, 2008 or as of June 30, 2009. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company has identified its federal tax return and State of Florida tax return as “major” tax jurisdictions, as defined in FIN 48. The Company evaluations were performed for the tax years ended 2005 thru 2009 which represent all years subject to audit for all tax jurisdictions. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its consolidated financial position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No interest and penalties were incurred at June 30, 2009 and 2008.

Information related to the activity of the valuation allowance is as follows:

	June 30,
	2009	2008
Beginning balance	$29,196,984	$22,073,595
Increase in valuation allowance	1,488,821	7,123,389

Ending balance	$30,685,805	$29,196,984

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

Total rent expense for the years ended June 30, 2009 and 2008 was $3,066,479 and $2,665,797, respectively.

 Future minimum lease payments on these leases are:

Year Ended June 30,
2010	$2,572,756
2011	2,578,862
2012	2,614,835
2013	2,686,368
2014	2,779,275
Thereafter	18,999,302
$32,231,398

Purchase Commitment

On June 20, 2008, Avantair assigned its rights and obligations to purchase twenty Embraer Phenom 100 aircraft positions to Share 100 Holding Co., LLC, a wholly-owned subsidiary of Avantair. On the same date, Avantair entered into a membership interest purchase agreement with Executive Air Shares Corporation (EAS), in which EAS purchased the Class A membership of Share 100 and Avantair retained the Class B membership. EAS, as Class A member, has the rights and obligations to purchase the Phenom 100 aircraft with positions one through eighteen and to fund payment due in connection with these aircraft. EAS paid Share 100 approximately $2.47 million in connection with these transactions and made an additional $750,000 capital contribution to Share 100 in December 2008, all of which was, immediately distributed to Avantair. Avantair, as Class B member, has the rights and obligations to purchase aircraft positions nineteen and twenty and to fund payment due in connection with these aircraft. EAS has the option to purchase aircraft nineteen and twenty, which must be exercised by October 1, 2010; if exercised, EAS shall reimburse Avantair for all payments made relative to these aircraft and provide all remaining funds required. In the event that EAS does not exercise the option to purchase aircrafts nineteen and twenty by October 1, 2010, Avantair will have the right and obligation to purchase the nineteenth and twentieth aircraft.  If EAS defaults under its obligations to purchase the aircraft positions, EAS will forfeit all deposits paid for the undelivered aircraft, including the funds distributed to Avantair. Avantair will then be responsible for the rights and obligations of the remaining undelivered aircraft.  If Avantair defaults under its obligations to purchase the last two aircraft positions, any deposits paid by Avantair in connection with the undelivered Class B Aircraft will be forfeited.

As of June 30, 2009, Avantair had contractual commitments to purchase 56 additional Piaggio Avanti II aircraft through 2013. The total commitment, including a recently proposed price escalation, is valued at approximately $354.0 million.

Legal Proceedings

From time to time, the Company is party to various legal proceedings in the normal course of business. It is expected that these claims would be covered by insurance subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. At June 30, 2009, there were no legal proceedings which the Company would anticipate having a material adverse effect on its financial position, results of operations or cash flows.

NOTE 8 – CAPITAL LEASE TRANSACTIONS

The Company entered into a sale and leaseback agreement, dated August 11, 2006, with JMMS, LLC (“JMMS”). Under the sale and leaseback agreement, the Company sold 100.0% of its interest in a core aircraft for $4.2 million and leased back 68.8% of the aircraft for a five year term. The proceeds of the sale and leaseback arrangement were used to pay down the line of credit with CNM, Inc. In March 2007, the Company amended the lease agreement to include a provision for the Company to buy back the aircraft at the expiration of the term. As a result of the amendment, the Company has accounted for the sale and leaseback transaction as a finance lease. On March 9, 2009, JMMS notified the Company of its intention to terminate the sale and leaseback agreement between the parties entered into on August 11, 2006, effective March 1, 2009, at which date, pursuant to the agreement, the Company was required to purchase the aircraft at a cost of no more than the $4.2 million. The Company is currently in negotiations to obtain financing and pursuing alternative options relating to the JMMS termination. The closing date of the transaction was initially extended past March 1, 2009, to June 30, 2009. In consideration for extending the period to close, the Company made monthly payments for three consecutive months beginning April 1, 2009 in the amount of $0.2 million. On July 1, 2009, both parties agreed to extend the closing date to on or before October 31, 2009. In consideration for such extension, the Company will make two consecutive monthly payments in the amount of $50,000 beginning on July 1, 2009 and two consecutive monthly payments in the amount of $0.2 million beginning on September 1, 2009 or until the closing of the acquisition of the aircraft.  The total amount of the monthly payments made to JMMS by the Company shall be deducted from the purchase price on the closing date.

On October 10, 2007, Avantair acquired a core aircraft under a capital lease obligation with Midsouth Services, Inc.  Under the lease agreement, Midsouth provided funding for the $4.7 million purchase of a pre-owned Piaggio P-180 aircraft and holds title to the Aircraft.  Midsouth leases the Aircraft exclusively to Avantair on a five year lease at 15.0% interest per annum.  The monthly lease payments for the term of the lease are $89,000.  At the end of the five year lease, Avantair shall purchase the Aircraft from Midsouth at the guaranteed residual value in the amount of approximately $2.3 million.  Avantair also has the option to purchase the Aircraft anytime during the lease term at the then current guaranteed residual value as set forth on the amortization schedule without penalty.

In April 2009, the Company amended the Lease Agreement previously accounted for as an operating lease under SFAS 13, dated as of July 31, 2006 between the Company and Midsouth. Pursuant to the amendment, the Company is required to pay $74,900 monthly until August 2011, the expiration of the Lease Agreement. In addition, the Company has agreed to purchase the leased aircraft for approximately $3.0 million from Midsouth within sixty days following the expiration of the term of the Lease Agreement. The lease, as amended, has been classified as a capital lease in the accompanying consolidated balance sheet.

In April 2009, the Company entered into a Lease Agreement, effective April 6, 2009, pursuant to which Midsouth leases a Piaggio P-180 aircraft to the Company for a ten year lease term at a rate of $75,000 per month, plus taxes if applicable. The Company is required to provide Midsouth with 100 hours of flight time per year during the lease term. Midsouth has the sole option to terminate the lease at the end of the fifth year of the term and to require the Company to purchase the leased aircraft for approximately $3.8 million within ninety days of that date.  If this option is not exercised by Midsouth, the lease will continue for the remaining five years of the term and, at the end of the ten year lease, the Company will be required to purchase the aircraft from Midsouth for $0.3 million.

The total capital lease obligations as of June 30, 2009 are comprised of the following:

2010	$6,566,000
2011	2,808,000
2012	5,058,000
2013	3,636,693
2014	4,472,000
Total minimum payments	22,540,693
Less amount representing interest	(6,716,353)
Present value of minimum lease payments	$15,824,340

The capital lease obligations are included in long-term debt in the accompanying consolidated balance sheets.

NOTE 9 – SHORT-TERM DEBT

Short-term debt consists of the following as of June 30, 2009 and 2008:

	2009	2008
Midsouth Services, Inc	$11,500,000	$10,575,260
Century Bank, F.S.B.	-	5,200,000
	11,500,000	15,775,260

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

On November 18, 2008, the Company entered into an aircraft deposit agreement with MidSouth, for a term of twelve months, which provides for up to approximately $0.6 million of financing for the payment to the aircraft manufacturer of deposits on future deliveries. As consideration for providing the deposit for the aircraft during the term of this agreement, the Company has agreed to pay MidSouth a monthly transaction fee of $9,000 commencing December 2008. Borrowings outstanding under this arrangement at June 30, 2009 totaled $0.5 million.

Further on April 2, 2009, Avantair entered into two Floor Plan Agreements with Midsouth Services, Inc. (“Midsouth”) to replace Midsouth’s existing Floor Plan Agreements dated July 31, 2008.  The new Floor Plan Agreements extend credit to Avantair in an increased amount of $11.6 million to be used towards the purchase of a new Piaggio P-180 aircraft.  Each of the new Floor Plan Agreements is similar to the prior Floor Plan Agreements and covers an amount not to exceed $5.8 million for a term of twelve months.  The Company has the sole option to terminate one of the Agreements during the term with ninety days written notice.  The Company has agreed to pay Midsouth a monthly fee of $82,500 for each Floor Plan Agreement during the term.

Century Bank, F.S.B.

On May 29, 2008, the Company entered into a Promissory Note (“Note”) with Century Bank, F.S.B. (“Lender”), pursuant to which Lender agreed to provide financing to the company in the amount of $5.2 million to be used towards the purchase of a new Piaggio P-180 aircraft. The Company paid the following fees for the Note: (1) $37,500 on the effective date of the Note and (2) $75,000 on the 30th day of the each month thereafter until repayment in full of the principal amount of the Note (“Term”). In July 2008, the Company repaid the full amount of the Note with Century Bank, F.S.B. and paid a fee of $26,000, constituting 0.5% of the principal balance.

On January 9, 2009, the Company entered into a new Note with the Lender, pursuant to which Lender agreed to provide financing to the Company in the amount of $5.2 million to be used towards the purchase of new Piaggio P-180 aircraft. The Company paid the following fees for the Note:  (1) $75,000 on the effective date of the Note and (2) $75,000 on the 9th day of each month thereafter until repayment in full of the principal amount of the Note.  The principal amount of the Note shall be paid in full within 120 days from the effective date of the Note.  The Company made partial payments to Lender in $325,000 increments upon the closing of each fractional interest and Lender provided partial lien releases as to the respective fractional interests sold. In June 2009, the Company repaid the full amount of a promissory note issued to Century Bank, F.S.B and paid a fee of $26,000, constituting 0.5% of the principal balance.

NOTE 10 – LONG- TERM DEBT

Long-term debt consists of the following as of June 30, 2009 and 2008:

	2009	2008
Wells Fargo Equipment Finance, Inc.	$3,095,512	$3,488,042
CNM, Inc.	3,616,652	6,968,036
Jet Support Services, Inc.	3,707,209	5,461,540
JMMS, Inc.	3,640,810	4,347,058
Century Bank, F.S.B.	1,911,203	2,082,804
Wachovia Bank	2,976,685	3,534,814
Midsouth Services, Inc	12,183,530	4,622,121
	31,131,601	30,504,415
Less current portion	(11,020,590)	(6,648,093)
Long-term debt	$20,111,011	$23,856,322

Wells Fargo Equipment Finance, Inc.

In February 2005, the Company entered into financing arrangements for the purchase of three core aircraft under various notes payable with Wells Fargo Equipment Finance, Inc. In January 2008, the Company sold one of these aircraft and repaid the outstanding balance on the related note payable. The notes outstanding at June 30, 2009 totaled approximately $3.1 million and are payable in monthly installments ranging from $10,644 to $38,480 with interest ranging from 5.96% to 6.12% per annum, through 2012. The notes are collateralized by the aircraft.

CNM, Inc.

In August 2007, the Company and CNM executed a new note agreement which converted an outstanding note obligation of approximately $7.0 million into a term loan payable monthly over three years and bearing interest at 10.0% per annum. The Company accounted for this conversion in accordance with EITF Issue No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.” CNM also assumed a promissory note due to Wells Fargo Bank for $2.9 million which was included as part of this new note agreement. Borrowings outstanding under these arrangements at June 30, 2009 totaled approximately $3.6 million.

Jet Support Services, Inc.

On April 24, 2006, Avantair financed an aircraft maintenance program contract with Jet Support Services, Inc. (“JSSI”) in the amount of $3.4 million. The promissory note provided for seven monthly installments of $145,867 and 53 monthly installments of $45,867, respectively, including interest at 7.0% per year. On April 15, 2008, the Company entered into a financing arrangement with JSSI balance of the original note by means of a $5.5 million promissory note. The new note matures on April 1, 2011 and bears interest at the rate of 10.0% per annum, with 35 monthly payments of principal and interest in an amount of $185,127 beginning on June 2, 2008. The note covers the balance of the aforementioned $3.4 million promissory note, other costs and fees to be paid by the Company under service agreements with JSSI and related deferred financing costs of approximately $1.0 million which will be amortized over the life of the note using the effective interest method. Upon entering into this arrangement and the $5.5 million promissory note, the parties terminated the airframe maintenance contract and have agreed to apply the unamortized prepayment ($1,538,175 at June 30, 2009) under the airframe maintenance contract to the engine maintenance program and will amortize this amount over the remaining 37 month term of that program. Borrowings outstanding under this arrangement at June 30, 2009 totaled approximately $3.7 million.

In addition, the Company entered into another payment arrangement with JSSI by means of a $525,000 promissory note dated July 31, 2008 with five monthly payments of $105,000 commencing August 1, 2008. The note constituted payment of the purchase of airframe parts inventory by the Company from JSSI. The Company repaid the full amount of the term loan in December 2008.

JMMS, Inc.

On August 11, 2006, the Company entered into a sale and leaseback agreement with JMMS, LLC (“JMMS”). The lease transaction has been accounted for as finance lease and provides for monthly payments of $39,500 through July 11, 2011 (See Note 8). In addition, during the year, the agreement with JMMS matured and therefore has been included in the current portion of long-term debt on the accompanying consolidated balance sheet.

Century Bank, F.S.B.

In August 2007, the Company and Century Bank F.S.B. executed a $2.2 million note agreement for the purchase of one aircraft. The note outstanding at June 30, 2009 totaled approximately $1.9 million and is payable in monthly installments of $27,175 with interest of 8.25% per annum, through August 3, 2012. The note is collateralized by the aircraft.

Wachovia Bank

On October 31, 2007, the Company entered into a financing arrangement for the purchase of one used aircraft at a total purchase price of approximately $4.5 million (inclusive of the value of a charter card of 100 hours). Financing was obtained from Wachovia through a note payable of $3.9 million. The note is collateralized by the aircraft and requires the Company to maintain certain financial covenants. This debt will be repaid monthly over 7 years at an interest rate of the LIBOR rate plus 4.0%. Borrowings outstanding under this arrangement at June 30, 2009 totaled approximately $3.0 million. During September 2009, the Company received a waiver of compliance with a financial convenant in connection with the note.

Midsouth Services, Inc.

On October 10, 2007, Avantair acquired a core aircraft under a capital lease obligation with Midsouth Services, Inc (See Note 8).

On April 2, 2009, the Company entered into two additional lease transactions with Midsouth. The lease transactions have been accounted for as capital leases (See Note 8).

Future minimum payments on long- term debt in years subsequent to June 30, 2009 are as follows:

Year Ended June 30,
2010	$11,020,590
2011	3,740,793
2012	6,816,198
2013	4,778,576
2014	4,589,401
Thereafter	186,043
$31,131,601

 NOTE 11 – CAPITAL STOCK

General: The Company’s authorized capital stock consists of 76 million shares of all classes of capital stock, of which 75 million are shares of common stock, par value, $0.0001 per share, and 1 million are shares of preferred stock, par value of $0.0001 per share.

Common Stock: The holders of shares of Avantair’s common stock are entitled to one vote for each share on all matters submitted to a vote of stockholders and do not have cumulative voting rights. Subject to the preferences and rights, if any, applicable to the shares of preferred stock, the holders of the shares of common stock are entitled to receive dividends if and when declared by the Board of Directors. Subject to the prior rights of the holders, if any, of the preferred shares, the holders of the Company’s shares of common stock are entitled to share ratably in any distribution of its assets upon liquidation, dissolution or winding-up, after satisfaction of all debts and other liabilities. As of June 30, 2009, the Company had 16,463,615 shares of its common stock outstanding and 1,133,166 shares of common stock available for future issuance under the Company’s 2006 Long-Term Stock Incentive Plan. As of June 30, 2009, the Company has 152,000 shares of Series A Preferred Shares outstanding.  The Company has 3,088,898 shares of common stock reserved on its books and records for issuance upon the conversion of the outstanding Series A Preferred Shares.  As a result of the sale of units consummated on June 30, 2009, the conversion price of the Series A Preferred Shares was reduced from $5.15 to $4.92.  As a result of additional sales of units, on September 25, 2009, the conversion price of the Series A Preferred Shares was further reduced from $4.92 to $4.83 and the shares of common stock reserved on its books and records for issuance upon the conversion of the outstanding Series A Preferred Shares increased to 3,147,042. The remaining shares of authorized and unissued common stock will be available for future issuance without additional stockholder approval (subject to applicable securities laws and the rules of any securities market or exchange on which our common stock is quoted at the time). While the additional shares are not designed to deter or prevent a change of control, under some circumstances we could use the additional shares to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control by, for example, issuing those shares in private placements to purchasers who might side with our Board of Directors in opposing a hostile takeover bid.

Series A Convertible Preferred Stock: Shares of preferred stock may be issued from time to time in one or more series and the Company’s Board of Directors, without approval of the stockholders, is authorized to designate series of preferred stock and to fix the rights, privileges, restrictions and conditions to be attached to each such series of shares of preferred stock. The issuance of shares of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, adversely affect the voting power of holders of the Company’s shares of common stock. As of June 30, 2009, the Company has 152,000 shares of Series A Convertible Preferred Stock outstanding. The terms of the Series A Convertible Preferred Stock are set forth in a Certificate of Designations filed November 14, 2007 with the State of Delaware. Pursuant to such Certificate of Designations, the shares of Series A Convertible Preferred Stock (a) will rank senior to all currently outstanding classes of stock of the Company with respect to liquidation and dividends, (b) will be entitled to receive a cash dividend at the annual rate of 9.0%, payable quarterly (with such rate being subject to increase up to a maximum of 12% if such dividends are not timely paid), (c) will be convertible into shares of the Company’s common stock at any time at the option of the Investors based on an adjusted conversion price of $4.83 per share (subject to adjustment), (d) may be redeemed by the Company following the seventh anniversary of the issuance of the shares of Series A Convertible Preferred Stock, (e) may be redeemed by the Company in connection with certain change of control or acquisition transactions, (f) will be redeemed by the Company following the ninth anniversary of the issuance of the shares of Series A Convertible Preferred Stock, upon receipt of the written consent of the holders of a majority of the then outstanding shares of Series A Convertible Preferred Stock (g) will vote on an as-converted basis with the Company’s Common Stock and (h) will have a separate vote over certain material transactions or changes which the Company may wish to effect. The Company paid its investment adviser 5.0% of the gross proceeds of this preferred financing.

Registration of shares: On June 30, 2009, Avantair sold 567,200 units at a price of $2.50 per unit to investors in a private placement, generating net proceeds of approximately $1.3 million. Each unit consisted of two shares of common stock and one warrant to purchase one common share. The warrants have an exercise price of $4.00 per share and are exercisable until June 30, 2012. The sale was consummated under the terms of a Securities Purchase Agreement between Avantair and each of the investors. Pursuant to a registration rights agreement, Avantair has agreed to use it best efforts to register the shares issued to the investors and the shares underlying the warrants issued to the investors for resale under the Securities Act of 1933, as amended. By agreement between Avantair, the investors in the June 30, 2009 private placement and that offering’s placement agent, the period for additional sales of units was extended until October 15, 2009. On September 25, 2009, the Company sold an additional 250,000 units at a price of $2.50 per unit generating net proceeds of approximately $0.6 million.

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

Upon adoption of the Plan in February 2007, the Company granted 150,000 stock options to certain non-employee members of the board of directors which resulted in $145,321 and $151,339 of stock-based compensation expense during the years ended June 30, 2009 and 2008, respectively, included in general and administrative expenses on the accompanying consolidated statement of operations. All options granted under the Plan are accounted for in accordance with SFAS 123R.

A summary of options activity for the year ended June 30, 2009 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options Outstanding as of July 1, 2008	150,000	$5.34	$1.15
Granted	—	—	—
Exercised	—	—	—
Forfeited and Expired	—	—	—
Options Outstanding, June 30, 2009	150,000	$5.34	$1.15
Vested and expected to vest, June 30, 2009	135,000	$5.34	$1.15
Exercisable, June 30, 2009	100,000	$5.34	$1.15

	Stock Options Outstanding				Stock Options Exercisable
Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$5.34	150,000	3.25	$5.34	$—	100,000	3.25	$5.34	$—

The fair value of each stock option grant to employees is estimated on the date of grant. A Black-Scholes option-pricing model, applying the following weighted average assumptions, was used to estimate the fair value for employee stock options issued:

Year ended June 30, 2007
Dividend yield	0.00%
Expected volatility	60.68%
Risk-free rate	4.67%
Expected life of options	6 years

Due to its limited history, the Company has estimated expected volatility based on the historical volatility of certain companies as determined by management. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s intent not to issue a dividend under its dividend policy. The expected term is based on the simplified method in accordance with Staff Accounting Bulletin No. 107 “Share Based Payment.”

As of June 30, 2009, there was $94,360 of total deferred compensation cost related to options issued to non-employee board members that will be recognized in expense over the remaining vesting period of 0.65 years.

In May 2009, the Company issued 18,000 shares of restricted common stock the certain non-employee members of its Board of Directors. One-third of the 18,000 shares awarded in May 2009 will vest upon each of the next three successive annual meetings, subject to the grantee’s continued service on the Board of Directors. Compensation expense related to this restricted stock is recognized ratably over the three years based on the fair value of the shares at date of grant, which was $1.75 per share. As of June 30, 2009, the Company had 92,733 shares of restricted stock and 150,000 stock options outstanding. The Company did not issue stock options during the year ended June 30, 2009.

Restricted Shares

The Company expenses restricted shares granted in accordance with the provisions of SFAS 123(R). The fair value of the restricted shares issued is amortized on a straight-line basis over the vesting period of three years. The expense associated with the awarding of restricted shares for the years ended June 30, 2009 and 2008 is $215,735 and $333,478, respectively, which is included in general and administrative expense on the accompanying consolidated statement of operations. As of June 30, 2009, $247,284 of deferred compensation cost related to restricted stock will be charged to operations over the next three years.

The following table summarizes information concerning nonvested restricted shares:

	Shares	Weighted Average Fair Value
Restricted Shares Balance at June 30, 2008	200,834	$4.90
Granted	18,000	1.75
Forfeited/cancelled	(2,000)	4.90
Vested	(124,101)	4.80
Restricted Shares Balance at June 30, 2009	92,733

NOTE 13 – WARRANTS

On November 14, 2008, the Company commenced a warrant retirement program, which offered the holders of its publicly traded warrants the outstanding the opportunity to purchase 14,146,000 shares of common stock on an amended term for a limited time. Pursuant to a tender offer that expired on December 12, 2008, the Company announced the completion of the warrant retirement program. Under the tender offer, no warrants were exercised and the Company decided not to extend the offer. The original terms of the warrants were reinstituted and the warrants expired on February 23, 2009.

In addition, options to purchase a total of 300,000 units at an exercise price of $9.90 per unit (with each unit consisting of one share of common stock and two warrants, each to purchase one share of Company common stock at an exercise price of $6.25 per share) were sold in connection with the underwriting of its initial public offering and will expire on February 23, 2010.

On June 30 and September 25, 2009, Avantair sold 567,200 and 250,000 units, respectively, at a price of $2.50 per unit to investors in a private placement. Each unit consisted of two shares of common stock and one warrant to purchase one common share. The warrants have an exercise price of $4.00 per share and are exercisable until June 30, 2012. The sale was consummated under the terms of a Securities Purchase Agreement between Avantair and each of the investors. Pursuant to a registration rights agreement, Avantair has agreed to use it best efforts to register the shares issued to the investors and the shares underlying the warrants issued to the investors for resale under the Securities Act of 1933, as amended. Upon effectiveness of the registration statement, the issuance of shares of common stock will be available upon exercise of the Company’s outstanding publically traded warrants. The warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and Avantair, Inc. The exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or Avantair’s recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of common stock at a price below their respective exercise prices.

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

NOTE 15 – VENDOR SERVICE REIMBURSEMENT

In January 2009, the Company replaced a former engine service vendor with another nationally recognized, FAA certified engine maintenance vendor. The service contracts with both the former and successor engine service vendors transferred risk. Accordingly, the Company’s policy for engine maintenance is to record the expense as incurred. As a result of the termination of the arrangement with the former service provider, the Company realized a $2.9 million reduction in maintenance expense which was credited to cost of flight operations during the third quarter of fiscal year 2009, of which approximately $2.0 million of the credit was related to expenses recorded in the first six months of fiscal year 2009.

NOTE 16 – SUBSEQUENT EVENTS

The Company entered into a sale and leaseback agreement, dated August 11, 2006, with JMMS, LLC (“JMMS”). Under the sale and leaseback agreement, the Company sold 100.0% of its interest in a core aircraft for $4.2 million and leased back 68.8% of the aircraft for a five year term. The proceeds of the sale and leaseback arrangement were used to pay down the line of credit with CNM, Inc. In March 2007, the Company amended the lease agreement to include a provision for the Company to buy back the aircraft at the expiration of the term. As a result of the amendment, the Company has accounted for the sale and leaseback transaction as a finance lease. On March 9, 2009, JMMS notified the Company of its intention to terminate the sale and leaseback agreement between the parties entered into on August 11, 2006, effective March 1, 2009, at which date, pursuant to the agreement, the Company was required to purchase the aircraft at a cost of no more than the $4.2 million. The Company is currently in negotiations to obtain financing and pursuing alternative options relating to the JMMS termination. The closing date of the transaction was initially extended past March 1, 2009, to June 30, 2009. In consideration for extending the period to close, the Company made monthly payments for three consecutive months beginning April 1, 2009 in the amount of $0.2 million. On July 1, 2009, both parties agreed to extend the closing date to on or before October 31, 2009. In consideration for such extension, the Company will make two consecutive monthly payments in the amount of $50,000 beginning on July 1, 2009 and two consecutive monthly payments in the amount of $0.2 million beginning on September 1, 2009 or until the closing of the acquisition of the aircraft.  The total amount of the monthly payments made to JMMS by the Company shall be deducted from the purchase price on the closing date.

In addition, on June 30, 2009, Avantair sold 567,200 units at a price of $2.50 per unit to investors in a private placement, generating net proceeds of approximately $1.3 million. Each unit consisted of two shares of common stock and one warrant to purchase one common share. The warrants had an exercise price of $4.00 per share and were exercisable until June 30, 2012. The sale was consummated under the terms of a Securities Purchase Agreement between Avantair and each of the investors. Pursuant to a registration rights agreement, Avantair has agreed to use it best efforts to register the shares issued to the investors and the shares underlying the warrants issued to the investors for resale under the Securities Act of 1933, as amended. By agreement between Avantair, the investors in the June 30, 2009 private placement and that offering’s placement agent, the stock offering was extended until October 15, 2009. On September 25, 2009, the Company sold an additional 250,000 units at a price of $2.50 per unit generating net proceeds of approximately $0.6 million.

On July 15, 2009, the Company entered into a Promissory Note with BRMR, LLC (BRMR) and Dalewood Associates LP (Dalewood) in the amount of $1.0 million (with each of BRMR and Dalewood funding $0.5 million) to cover the costs of a portion of the unsold inventory of fractional ownership interests in one of its aircraft. The terms of the note were thirty days at an interest rate of one percent and two percent through the September 14, 2009 date of repayment. Pursuant to the terms of this transaction, the Company paid BRMR and Dalewood a total of a one percent origination fee, as well as provided BRMR with a twenty-five flight hour charter card.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated as of October 2, 2006 between Ardent Acquisition Corporation and the Stockholders of Avantair, Inc. (1)

2.2	Letter Agreement, entered into as of October 2, 2006 between Avantair, Inc., certain equity investors and Ardent Acquisition Corporation. (1)

2.3	Amendment to Stock Purchase Agreement, dated as of December 15, 2006 between Ardent Acquisition Corporation and the Stockholders of Avantair, Inc. (2)

2.4	Securities Purchase Agreement, dated as of June 30, 2009 by and among Avantair, Inc. and certain investors. (10)

2.5	Amendment to Securities Purchase Agreement, dated as of July 31, 2009 by and among Avantair, Inc. and certain investors. (11)

2.6	Second Amendment to Securities Purchase Agreement, dated as of September 10, 2009 by and among Avantair, Inc. and certain investors. (12)

2.7	Third Amendment to Securities Purchase Agreement, dated as of September 23, 2009 by and among Avantair, Inc. and certain investors.

3.1	Amended and Restated Certificate of Incorporation. (3)

3.2	By-laws. (4)

3.3	Amended and Restated By-laws. (8)

3.4	Certificate of Designations, filed with the Secretary of State of the State of Delaware on November 14, 2007. (9)

4.1	Specimen Unit Certificate. (4)

4.2	Specimen Common Stock Certificate. (4)

4.3	Specimen Warrant Certificate. (4)

4.4	Form of Unit Purchase Option to be granted to Representative. (4)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (4)

4.6	Form of Warrant Agreement among the Registrant and certain investors.

10.1	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Barry J. Gordon. (4)

10.2	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Marc H. Klee. (4)

10.3	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Harvey Granat. (4)

10.4	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Robert Brill. (4)

10.5	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Arthur G. Goldberg. (4)

10.6	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Philip Goodman. (4)

10.7	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Alan J. Loewenstein. (4)

10.8	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Robert Sroka. (4)

10.9	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (4)

10.10	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. (4)

10.11	Form of Letter Agreement between American Fund Advisors, Inc. and Registrant regarding administrative support. (4)

10.12	Promissory Note, dated October 31, 2004, in the principal amount of $70,000 issued to Barry J. Gordon. (4)

10.13	Registration Rights Agreement among the Registrant and the Initial Stockholders. (4)

10.14	Form of Warrant Purchase Agreement among EarlyBirdCapital, Inc. and each of the Initial Stockholders. (4)

10.15	Investors Rights Agreement, entered into as of October 2, 2006, between Avantair, Inc. and certain equity investors. (1)

10.16	Loan Agreement, entered into as of October 2, 2006 by and among Avantair, Inc., CNM, Inc. and Ardent Acquisition Corporation. (1)

10.17	Amended and Restated Promissory Note, dated June 1, 2007, made by Avantair, Inc. to CNM, Inc. (8)

10.18	Registration Rights Agreement among the Registrant and certain investors. (10)

10.19*	2006 Long- Term Incentive Plan. (5)

10. 20*	Employment Agreement dated September 24, 2009, between the Registrant and Steven F. Santo.

10. 21	Floor Plan Finance Agreement, dated April 2, 2009, between the Registrant and MidSouth Services, Inc. with the term commencing on April 3, 2009. (13)

10. 22	Floor Plan Finance Agreement, dated April 2, 2009, between the Registrant and MidSouth Services, Inc. with the term commencing on a date that is yet to be determined. (13)

14.1	Code of Conduct and Professional Ethics for directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. (6)

23.2	Consent of AvData. (8)

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350

99.1	Charter for the Audit Committee of the Board. (8)

99.2	Charter for the Corporate Governance and Nominating Committee of the Board. (9)

99.3	Charter for the Compensation Committee of the Board.(8)

99.4*	Avantair Leadership Deferred Compensation Plan Adoption Agreement, dated December 18, 2008. (14)

99.5*	Avantair Leadership Deferred Compensation Plan Basic Plan Document, dated December 18, 2008. (14)

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 4, 2006.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2006.

(3)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Securities and Exchange commission on March 15, 2007.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-121028).

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 23, 2007.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 28, 2007.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 6, 2007.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-142312).

(9)	Incorporated by reference to the Registrant’s Current Report on Form 10-KSB, filed with the Securities and Exchange Commission on November 20, 2007.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 2, 2009.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 4, 2009.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 15, 2009.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 7, 2009.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2008.

*	Management contract or compensatory plan or arrangement.