Form 10-Q
period 2009-09-30
Avantair, Inc
filed 2009-11-16
CIK 1303849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐     Accelerated Filer  ☐
Non-Accelerated Filer ☐   Smaller Reporting Company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of November 15, 2009, there were 28,627,916 shares of the Company’s common stock, $.0001 par value per share, outstanding.

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

Table of Contents

i

PART I

Item 1. Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2009	2009
	(Unaudited)	(Note 2)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,055,746	$3,773,789

Accounts receivable, net of allowance for doubtful accounts of $231,559 at September 30, 2009 and $187,842 at June 30, 2009	6,235,907	5,711,055
Inventory	119,875	140,997
Current portion of aircraft costs related to fractional share sales	34,829,890	36,910,206
Notes receivable	158,133	272,731
Prepaid expenses and other current assets	1,228,475	1,278,506

Total current assets	47,628,026	48,087,284

Aircraft costs related to fractional share sales, net of current portion	62,166,794	70,199,786

Property and equipment, at cost, net of accumulated depreciation and amortization of $13,938,803 at September 30, 2009 and $11,695,228 at June 30, 2009	28,617,517	29,842,365

OTHER ASSETS
Cash - restricted	2,354,665	2,352,337
Deposits on aircraft	10,468,616	9,264,890
Deferred maintenance on aircraft engines	1,039,685	1,538,175
Goodwill	1,141,159	1,141,159
Other assets	1,781,350	1,639,407

Total other assets	16,785,475	15,935,968

Total assets	$155,197,812	$164,065,403

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2009	2009
	(Unaudited)	(Note 2)
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$5,640,012	$7,307,320
Accrued liabilities	5,671,418	5,010,745
Customer deposits	1,824,978	1,282,936
Short-term debt	11,500,000	11,500,000
Current portion of long-term debt	10,266,419	11,020,590
Current portion of deferred revenue related to fractional aircraft share sales	40,606,022	43,385,779
Unearned management fees and flight hour card revenues	24,035,399	17,807,796

Total current liabilities	99,544,248	97,315,166

Long-term debt, net of current portion	18,400,719	20,111,011
Deferred revenue related to fractional aircraft share sales, net of current portion	56,702,118	65,071,197
Other liabilities	3,198,883	3,047,329

Total long-term liabilities	78,301,720	88,229,537

Total liabilities	177,845,968	185,544,703

COMMITMENTS AND CONTINGENCIES
Series A convertible preferred stock $.0001 par value, authorized 300,000 shares; 152,000 shares issued and outstanding	14,550,907	14,528,383

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, authorized 700,000 shares; none issued	-	-
Common stock, Class A, $.0001 par value, 75,000,000 shares authorized, 16,977,642 shares issued and outstanding at September 30, 2009 and 16,463,615 shares issued and outstanding at June 30, 2009	1,697	1,646
Additional paid-in capital	48,222,616	47,667,493
Accumulated deficit	(85,423,376)	(83,676,822)

Total stockholders' deficit	(37,199,063)	(36,007,683)

Total liabilities and stockholders' deficit	$155,197,812	$164,065,403

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008
Revenue
Fractional aircraft sold	$11,978,836	$12,493,716
Maintenance and management fees	17,974,569	17,077,139
Flight hour card and Axis Club Membership revenue	3,858,470	1,844,126
Other revenue	1,393,009	1,261,480

Total revenue	35,204,884	32,676,461

Operating expenses
Cost of fractional aircraft shares sold	10,200,603	10,605,023
Cost of flight operations	12,420,238	11,810,384
Cost of fuel	3,638,902	4,512,406
General and administrative expenses	6,252,381	5,660,787
Selling expenses	985,765	907,751
Depreciation and amortization	1,457,917	1,082,265
Total operating expenses	34,955,806	34,578,616

Income (loss) from operations	249,078	(1,902,155)

Other income (expenses)
Other income	2,250	1,200
Interest income	5,163	24,703
Interest expense	(1,623,454)	(1,459,481)
Total other expenses	(1,616,041)	(1,433,578)

Net loss	(1,366,963)	(3,335,733)

Preferred stock dividend and accretion of expenses	(402,115)	(391,513)
Net loss attributable to common stockholders	$(1,769,078)	$(3,727,246)

Loss per common share:
Basic and diluted	$(0.11)	$(0.24)

Weighted- average common shares outstanding:
Basic and diluted	16,468,122	15,287,694

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
Three Months Ended September 30, 2009
(Unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at June 30, 2009	16,463,615	$1,646	-	$-	$47,667,493	$(83,676,822)	$(36,007,683)

Expenses associated with registration of shares					(97,321)		(97,321)

Stock-based compensation					91,700		91,700

Dividend on Series A convertible preferred stock						(379,591)	(379,591)

Accretion of issuance costs on Series A convertible preferred stock					(22,524)		(22,524)

Issuance of shares in connection with vested restricted stock, net of shares surrendered in lieu of payroll taxes	14,027	1			(4,932)		(4,931)

Sale of common stock in connection with private sale	500,000	50			588,200		588,250

Net loss						(1,366,963)	(1,366,963)

Balance at September 30, 2009	16,977,642	$1,697	-	$-	$48,222,616	$(85,423,376)	$(37,199,063)

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008
OPERATING ACTIVITIES:
Net loss	$(1,366,963)	$(3,335,733)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,457,917	1,082,265
Amortization of deferred interest related to capital lease obligation	92,873
Stock-based compensation	91,700	95,708
Provision for uncollectible accounts	43,717	-

Changes in operating assets and liabilities:
Accounts receivable	(568,569)	(4,907,060)
Inventory	21,122	54,347
Deposits on aircraft	(1,203,726)	(928,496)
Deferred maintenance agreement on aircraft engines	498,490	201,306
Prepaid expenses and other current assets	50,031	147,562
Notes receivable	114,598	84,020
Aircraft costs related to fractional shares	10,113,308	10,517,728
Other assets	(141,943)	48,906
Accounts payable	(1,667,308)	556,085
Accrued liabilities	276,151	(2,331,532)
Unearned management fees and flight hour card revenue	6,087,853	(359,081)
Cash-restricted	(2,328)	(8,600)
Customer deposits	542,042	(1,399,201)
Other liabilities	151,554	45,732
Deferred revenue related to fractional aircraft share sales	(11,148,836)	(3,566,417)
Net cash provided by (used in) operating activities	3,441,683	(4,002,461)

INVESTING ACTIVITIES:
Capital expenditures	(93,319)	(275,860)
Net cash used in investing activities	(93,319)	(275,860)

FINANCING ACTIVITIES:

Borrowings under short- term debt	1,000,000	525,000
Principal payments on long-term debt	(2,557,336)	(1,604,368)
Principal payments on short-term debt	(1,000,000)	(5,489,555)
Proceeds from issuance of stock- net	588,250	-
Cost of stock redemption/registration	(97,321)	(84,682)
Net cash used in financing activities	(2,066,407)	(6,653,605)

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008
Net increase (decrease) in cash and cash equivalents	$1,281,957	$(10,931,926)
Cash and cash equivalents, beginning of the period	3,773,789	19,149,777
Cash and cash equivalents, end of the period	$5,055,746	$8,217,851

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,612,293	$1,142,147

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Accretion of Series A convertible preferred stock	$22,524	$22,385
Dividends payable on Series A convertible preferred stock	$379,591	$369,128
Flight hour cards issued in consideration for equipment	$139,750	$-
Common shares surrendered in lieu of payroll taxes	$4,931	$-

See Notes to Condensed Consolidated Financial Statements.

NOTE 1 - BUSINESS OPERATIONS

General

Avantair, Inc. (formerly known as Ardent Acquisition Corporation) (“Avantair” or the “Company”), was organized on September 14, 2004 as a blank check company whose objective was to acquire an operating business.

On October 2, 2006, the Company signed a definitive stock purchase agreement with Avantair Inc. (“Old Avantair”). The agreement, as amended on December 15, 2006, provided for Avantair to issue 6,684,822 shares of common stock to the stockholders of Old Avantair in exchange for all of the issued and outstanding shares of Old Avantair (the “Share Exchange” or “Reverse Merger”). On February 22, 2007, the stockholders of Avantair voted in favor of the Reverse Merger. On February 22, 2007, upon the closing of the reverse acquisition of Ardent Acquisition Corp., the Company received approximately $36.3 million. For further details on this reverse acquisition, refer to the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Avantair is engaged in the sale of fractional ownership interests and flight hour card usage of professionally piloted aircraft for personal and business use and the management of its aircraft fleet. According to AvData, Avantair is the fifth largest company in the North American fractional aircraft industry. As of September 30, 2009, Avantair operated 52 aircraft within its fleet, which is comprised of 46 aircraft for fractional ownership, 5 company owned core aircraft and 1 leased and company managed aircraft. Avantair also operates fixed flight based operations (FBO) in Camarillo, California and effective August 1, 2008, in Caldwell, New Jersey. Through these FBO’s and its headquarters in Clearwater, Florida, Avantair provides aircraft maintenance, concierge and other services to its customers as well as to the Avantair fleet.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Reporting

The accompanying unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and the interim condensed financial statement rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements included all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial statements. The interim condensed operating results are not necessarily indicative of the results for a full year or any interim period. The June 30, 2009 consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Basis of Presentation

All material intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the successful recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. As of September 30, 2009, the Company’s recurring losses resulting in a stockholders’ deficit of approximately $37.2 million and a working capital deficiency of approximately $51.9 million. The Company’s primary sources of operating funds are the collection of management and maintenance fees from fractional share owners as well as the sale of fractional ownership shares, flight hour cards and effective January 2009, Axis Club Memberships. Sales by product category follow:

	Unit Sales for the Three Months Ended
	September 30, 2009	September 30, 2008
New Fractional shares	2	19.5
Flight hour cards	86	27
Axis Club Memberships	3	N/A

Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and aircraft under management as well as increase the number of flight hour cards and Axis Club Memberships sold. To finance this growth strategy, including the purchase of additional aircraft to satisfy the demand of the growing flight hour card product line, the Company has obtained additional funds through equity financing, including the sale of additional shares of common and preferred stock, asset sales, accelerated payments of maintenance and management fees, debt financing, or a combination thereof. During the fiscal quarter ended September 30, 2009, the Company raised net proceeds of approximately $0.6 million through an equity offering detailed in Note 4. Further, by agreement between Avantair, the investors in the June 30, 2009 private placement and that offering’s placement agent, the period for additional sales of units was extended until October 15, 2009. On October 16, 2009, the Company sold an additional 8,818,892 shares at a price of $0.95 per share generating net proceeds of approximately $8.0 million. The Company believes that its capital on hand, as may be augmented by these means to fund future growth, is sufficient to continue operations for the next twelve months and the foreseeable future thereafter.

FASB Codification Discussion

The Company follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.” The FASB sets generally accepted accounting principles (GAAP) that the Company follows to ensure the Company consistently report its financial condition, results of operations, and cash flows.  Over the years, the FASB and other designated GAAP-setting bodies, have issued standards in the form of FASB Statements, Interpretations, FASB Staff Positions, EITF consensuses, AICPA Statements of Position, etc.

The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009, of the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC. The Codification does not change how the Company accounts for its transactions or the nature of related disclosures made. However, when referring to guidance issued by the FASB, the Company now also refers to topics in the ASC. The above change was made effective by the FASB for periods ending on or after September 15, 2009. The Company updated references to GAAP to reflect the guidance in the Codification.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying disclosures. These estimates and assumptions are based upon management’s best knowledge of current events and actions that the Company may take in the future. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s condensed consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the condensed consolidated financial statements. Significant estimates and assumptions by management affect: the proper recording of revenue arrangements with multiple deliverables, the allowance for doubtful accounts, the carrying value of long-lived assets, the amortization period of long-lived assets, the provision for (benefit from) income taxes and related deferred tax accounts, certain accrued expenses and contingencies, and the ability to continue as a going concern.

Revenue Recognition

Avantair is engaged in the sale and management of fractional ownerships of professionally piloted aircraft for personal and business use and access to its aircraft fleet through either 15 or 25 hour flight hour cards (either individually or through the Company’s Axis Club Membership program). In the case of fractional ownership sales, the aircraft are sold in one-sixteenth shares or multiples thereof. The purchase agreement grants the customer the right to the use of the aircraft for a specified number of hours each year the aircraft is in service. When a customer purchases a fractional share, they are also required to enter into a five-year management and maintenance agreement. Under the terms of the maintenance and management agreement, the Company agrees to manage, operate and maintain the aircraft on behalf of the customer in exchange for a fixed monthly fee. Flight hour cards provide customers with flight hours for a fixed fee.

Fractional Aircraft Shares

The Company does not have objective evidence to determine the fair value and allocate fractional share revenue from that generated from the management and maintenance agreement, and, as a result, has adopted the provisions of FASB ASC Topic 605-25 “Revenue Multiple Element Arrangement” to account for the sale of fractional shares of aircraft. Accordingly, as the sales of the fractional shares cannot be separated from the underlying maintenance and management agreement, fractional share sale revenue is recognized ratably over the five-year life of the maintenance and management agreement. The period in which revenue is recognized will be evaluated on a periodic basis. Factors that impact management’s assessment of the most appropriate period of revenue recognition will include, but not be limited to, customer turnover, terms and conditions of the related fractional share sale, maintenance arrangements as well as any other factor that could impact revenue.

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

Flight hour card and Axis Club Membership Revenue

Flight hour card revenue. The Company also sells access to its aircraft fleet through either a 15 or 25 hour flight hour card for flight time without the requirement to purchase an ownership share in an aircraft. The card holder pays the Company the entire amount in advance of access to the aircraft fleet. The Company defers the entire amount paid and recognizes revenue on an incremental basis as aircraft hours are flown.

Axis Club Membership revenue. In February 2009, the Company initiated the Axis Club Membership program that offers customers access to blocks of flight time at a discount from standard flight hour card rates for a set, three year membership fee. The program requires that Axis Club members purchase a minimum of three 25 hour blocks of flight hour cards over the three year membership term. Axis Club Membership fees are paid in advance, deferred and recognized over the three year membership term. Similar to standard flight hour card sales, payment for flight hour cards sold through the Axis Club Membership program are collected in advance of access to the aircraft fleet, deferred and recognized as revenue on an incremental basis over the three year membership term.

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

Aircraft Costs Related To Fractional Sales

The Company reflects aircraft costs related to the sale of fractional aircraft shares. As a result of the adoption of FASB ASC Topic 605-25 “Revenue Multiple Element Arrangement,” the Company recognizes revenue from the sale of fractional shares as income over the five-year period. The aircraft costs related to sales of fractional shares consist of the cost of the aircraft and are recorded as an asset and recognized as the cost of aircraft shares sold over the five-year period.

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

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with FASB ASC Topic 740 “Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets to the amounts expected to be realized. The Company calculated an annual effective tax rate to determine the interim period income tax provisions; however, no tax liability was accrued for the three months ended September 30, 2009, as the Company expects to have sufficient operating loss and tax credit carryforwards to cover any taxable income.

Effective July 1, 2007, the Company adopted the provisions of the FASB ASC Topic 740 “Income Taxes.” ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company has identified its federal tax return and State of Florida tax return as “major” tax jurisdictions, as defined in ASC 740. The Company evaluations were performed for the tax years ended 2005 through 2009. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

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

The Company accounts for share-based compensation to employees and directors in accordance with FASB ASC Topic 718 “Compensation- Stock Compensation,” which requires the recognition of compensation expense for employee stock options and other share-based payments. Under ASC 718, expense related to employee stock options and other share-based payments is recognized over the relevant service period based on the fair value of each stock option grant. In addition, the Company recognizes in its Condensed Consolidated Statements of Operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. Compensation expense for equity-based awards is recognized over the requisite service period, usually the vesting period on a straight line basis, while compensation expense for liability-based awards (those usually settled in cash rather than stock) is measured to fair-value at each balance sheet date until the award is settled.

Stock-based compensation expense related to these plans, which is included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations, was $104,434 and $95,708 for the three months ended September 30, 2009 and 2008, respectively. There were no related income tax benefits recognized in the accompanying Condensed Consolidated Statements of Operations for the three months ended September 30, 2009 or for the comparable 2008 period. On September 23, 2009, by recommendation of the Compensation Committee and approval by the Board of Directors, 25,000 shares of restricted stock were granted to each of the Company's three named executive officers, effective October 1, 2009. One-third of the shares will vest one year following the grant date, and one-twelfth of the shares vest every three months thereafter. As of September 30, 2009, the Company had 241,834 shares of restricted stock and 150,000 stock options outstanding. The Company made no stock option grants nor issued warrants during the three months ended September 30, 2009.

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with FASB ASC Topic 815 “Derivatives & Hedging,” which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts. The Company also considers ASC 815, which provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under ASC 815. The Company evaluates the conversion feature embedded in its Series A Convertible Preferred Stock at each reporting period based on the criteria of ASC 815 to determine whether the conversion feature would be required to be bifurcated from the Preferred Stock and accounted for separately as a derivative. Based on management’s evaluation, the embedded conversion feature did not require bifurcation and derivative accounting as of September 30, 2009.

Fair Value Measurements

Effective July 1, 2008, the Company adopted the provisions of FASB ASC Topic 820 “Fair Value Measurements and Disclosures.” ASC 820, defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. During the three months ended September 30, 2009, the Company has elected not to use the fair value option permitted under ASC 820 for any of its financial assets and financial liabilities that are not already recorded at fair value.

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC 825 including cash and cash equivalents, restricted cash, accounts receivable, accounts payable,  accrued expenses, unearned management fees and charter flight hour card revenues  and short-term debt are carried at cost, which approximates fair value due to the short-term maturity of these instruments. Long-term obligations approximate fair value, given management’s evaluation of the instruments’ current rates compared to market rates of interest and other factors.

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

For the three months ended September 30, 2009, a total of 2,025,172 share-equivalents of potentially dilutive securities were excluded from the calculation of diluted earnings per share. These securities were comprised of 150,000 options to purchase shares of common stock and 300,000 unit purchase options (with each unit consisting of one share and two warrants that expire February 23, 2010) which were outstanding during the periods but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive as calculated under the treasury method promulgated by FASB ASC Topic 260 “Earnings Per Share.” In accordance with ASC 260’s contingently issuable shares provision, 157,972 shares of performance-based, unvested common stock awards (“restricted stock”) granted were not included in the calculation because all the necessary conditions for vesting had not been satisfied. In addition, 567,200 and 250,000 warrants sold in connection with the private sale on June 30, 2009 and September 25, 2009, respectively, to purchase shares of the Company’s common stock were not included in the calculation of diluted earnings per share as they were antidilutive. On October 19, 2009, pursuant to the October 2009 Securities Purchase and Exchange Agreement, the company exchanged the 817,200 outstanding warrants that had been issued to existing investors in the June and September private placements for an aggregate of 516,127 shares of common stock. A total of 14,496,834 of potentially dilutive securities were excluded from the calculation of diluted loss per share for the three months ended September 30, 2008 and were comprised of 14,146,000 warrants to purchase one share of the Company’s common stock, 200,834 shares of restricted stock and 150,000 outstanding options.

Subsequent Events

Effective July 1, 2009, the Company adopted the provisions of FASB ASC Topic 855 “Subsequent Events,” which established principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. ASC Topic 855 requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date. Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements under ASC Topic 855. We have evaluated subsequent events for recognition or disclosure through November 16, 2009.

Reclassifications

Certain balances for the three months ended September 30, 2008 were reclassified to conform to classifications adopted in the current period.

Recently Issued Pronouncements

Avantair is engaged in the sale of fractional ownership interests and flight hour card usage of professionally piloted aircraft for personal and business use and the management of its aircraft fleet. The Company follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.” The FASB sets generally accepted accounting principles (GAAP) that the Company follows to ensure it  consistently reports its financial condition, results of operations, and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC. The FASB finalized the Codification effective for periods ending on or after September 15, 2009.  The Company has updated references to GAAP to reflect the guidance in the Codification.

In December 2007, the FASB issued an accounting standard which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. The accounting standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies. The accounting standard applies prospectively to business combinations and is effective for fiscal years beginning on or after December 15, 2008. The accounting standard was subsequently codified into ASC Topic 805, Business Combinations. The adoption of this new FASB ASC Topic 805 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued an accounting standard which requires that a non-controlling interest in a subsidiary be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the non-controlling interest with disclosure of both amounts on the consolidated statement of income. The presentation provisions of the accounting standard are to be applied retrospectively and is effective for fiscal years beginning on or after December 15, 2008. The accounting standard was subsequently codified into ASC Topic 810 (“Consolidation”). The adoption of this new FASB ASC Topic 810 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2008, the FASB issued an accounting standard which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” and therefore should be included in computing earnings per share using the two-class method. According to the accounting standard, a share-based payment award is a participating security when the award includes nonforfeitable rights to dividends or dividend equivalents. The rights result in a noncontingent transfer of value each time an entity declares a dividend or dividend equivalent during the award’s vesting period. However, the award would not be considered a participating security if the holder forfeits the right to receive dividends or dividend equivalents in the event that the award does not vest. The accounting standard is effective for financial statements issued in fiscal years beginning after December 15, 2008, and interim periods within those years. When adopted, its requirements are applied by recasting previously reported EPS. The accounting standard was subsequently codified into ASC Topic 260, “Earnings Per Share.” The adoption of the new FSB ASC Topic 260 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2008, the FASB issued an accounting standard which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock. The accounting standard proscribes a two-step approach under which the entity would evaluate the instrument’s contingent exercise provisions and then the instrument’s settlement provisions, for purposes of evaluating whether the instrument (or embedded feature) is indexed to the entity’s stock.  This accounting standard is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The accounting standard was subsequently codified into ASC Topic 815, “Derivatives and Hedging,” and ASC Topic 718, “Compensation – Stock Compensation.” The adoption of the new FASB ASC Topic 815 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2008, the FASB issued an accounting standard which enhances the disclosure requirements for separating disclosing information related to individually significant arrangements and disclosing the qualitative and quantitative information on an aggregate basis. This new guidance applies prospectively to revenue arrangements entered into or materially modified in fiscal years beginning on or after December 15, 2009. The accounting standard was subsequently codified into ASC Topic 605-25, “Revenue Multiple Element Arrangement.” The Company is currently evaluating the requirements of ASC 605-25 and its impact on its financial condition, results of operations and cash flows.

No other pronouncements have been recently issued that Avantair believes will have a material impact on Avantair’s financial position and results of operations.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company conducts a major part of its operations from leased facilities, which include airplane hangars and administrative offices. The 15 year hangar lease in Clearwater, Florida expiring in 2020 is classified as an operating lease. The lease provides for rent allocation credits for the first three years. These credits have been netted in rental expense on a straight line basis over the term of the lease. The Company also has a 15 year lease for its fixed flight based operation in Camarillo, California expiring in 2021, which is classified as an operating lease.

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

As of September 30, 2009, Avantair had contractual commitments to purchase 56 additional Piaggio Avanti II aircraft through 2013. The total commitment, including a recently proposed price escalation, is valued at approximately $354.0 million.

Financing Commitments- Short-term

Short-term debt consists of the following as of September 30, 2009:

2009
Midsouth Services, Inc (“Midsouth”)	$11,500,000

Midsouth Services, Inc

On October 3, 2007, the Company entered into a floor plan agreement with Midsouth which provided for up to approximately $5.1 million of financing for aircraft to be acquired from Piaggio America, Inc., extended on a month-to-month basis from April 2008 and repaid in July 2008. Effective March 3, 2008, the Company entered into a second floor plan agreement with Midsouth that provided for up to $5.3 million of financing for aircraft to be acquired from Piaggio America, Inc. for the six month period commencing with the first delivery of aircraft under the plan. Each agreement required a $75,000 monthly facility fee with payment of any outstanding borrowings due in full prior to taking delivery of additional aircraft. Midsouth also agreed, at the option of the Company, to provide an additional loan in the amount of $5.3 million, with terms and conditions of the additional loan substantially similar to the terms of the March 2008 loan, upon expiration of the October 3, 2007 floor plan agreement.

On July 31, 2008, the Company entered into two new Floor Plan Finance Agreements (each, an “Agreement” and collectively "the Agreements"), pursuant to which MidSouth agreed to extend credit to the Company in an amount not to exceed $5,345,000 under each Agreement ($10,690,000 in total for the Agreements), for an initial term of three months for each Agreement. Indebtedness under the Agreements was used by the Company to fund the purchase of new Piaggio P-180 aircraft. The Company renewed the Agreements for three consecutive additional one month terms at the expiration of the initial term and on a month-to-month basis thereafter. The effective dates of the two Agreements were July 31, 2008, and August 1, 2008, respectively.  The Company agreed to pay to the Lender a monthly facility fee of $75,000 under each Agreement. In connection with the entry into the Agreements, on July 31, 2008, the Company terminated the prior Floor Plan Finance Agreements dated March 3, 2008 and October 3, 2007 between the Company and Midsouth.

On November 18, 2008, the Company entered into an aircraft deposit agreement with MidSouth, for a term of twelve months, which provides for up to approximately $0.6 million of financing for the payment to the aircraft manufacturer of deposits on future deliveries. As consideration for providing the deposit for the aircraft during the term of this agreement, the Company agreed to pay MidSouth a monthly transaction fee of $9,000 commencing December 2008. Borrowings outstanding under this arrangement at September 30, 2009 totaled $0.5 million. In October 2009, the Company repaid the aircraft deposit agreement entered into with MidSouth of $0.5 million.

Further on April 2, 2009, Avantair entered into two Floor Plan Agreements with Midsouth to replace Midsouth’s existing Floor Plan Agreements dated July 31, 2008.  The new Floor Plan Agreements extended credit to Avantair in an increased amount of $11.6 million to be used towards the purchase of new Piaggio P-180 aircraft.  Each of the new Floor Plan Agreements are similar to the prior Floor Plan Agreements and cover an amount not to exceed $5.8 million for a term of twelve months.  The Company has the sole option to terminate one of the Agreements during the term with ninety days written notice.  The Company has agreed to pay Midsouth a monthly fee of $82,500 for each Floor Plan Agreement during the term.

Century Bank, F.S.B.

On May 29, 2008, the Company entered into a Promissory Note (“Note”) with Century Bank, F.S.B. (“Lender”), pursuant to which the Lender agreed to provide financing to the Company in the amount of $5.2 million to be used towards the purchase of new Piaggio P-180 aircraft. The Company paid the following fees for the Note: (1) $37,500 on the effective date of the Note and (2) $75,000 on the 30th day of the each month thereafter until repayment in full of the principal amount of the Note (“Term”). In July 2008, the Company repaid the full amount of the Note with Century Bank, F.S.B. and paid a fee of $26,000, constituting 0.5% of the principal balance.

On January 9, 2009, the Company entered into a new Note with the Lender, pursuant to which the Lender agreed to provide financing to the Company in the amount of $5.2 million to be used towards the purchase of new Piaggio P-180 aircraft. The Company paid the following fees for the Note:  (1) $75,000 on the effective date of the Note and (2) $75,000 each month thereafter until repayment in full of the principal amount of the Note.    The Company made partial payments to Lender in $325,000 increments upon the closing of each fractional interest and the Lender provided partial lien releases as to the respective fractional interests sold. In June 2009, the Company repaid the full amount of a promissory note issued to Century Bank, F.S.B and paid a fee of $26,000, constituting 0.5% of the principal balance.

Financing Commitments- Long-term

Long-term debt consists of the following as of September 30, 2009:

Wells Fargo Equipment Finance, Inc.	$2,994,149
CNM, Inc.	2,725,345
Jet Support Services, Inc.	3,240,641
JMMS, Inc.	3,312,304
Century Bank, F.S.B.	1,869,695
Wachovia Bank	2,500,000
Midsouth Services, Inc	12,025,004
28,667,138
Less current portion	(10,266,419)
Long-term debt	$18,400,719

Wells Fargo Equipment Finance, Inc.

In February 2005, the Company entered into financing arrangements for the purchase of three core aircraft under various notes payable with Wells Fargo Equipment Finance, Inc. In January 2008, the Company sold one of these aircraft and repaid the outstanding balance on the related note payable. The notes outstanding at September 30, 2009 totaled approximately $3.0 million and are payable in monthly installments ranging from $10,644 to $38,480 with interest ranging from 5.96% to 6.12% per annum, through 2012. The notes are collateralized by the aircraft.

CNM, Inc.

In August 2007, the Company and CNM executed a new note agreement which converted an outstanding note obligation of approximately $7.0 million into a term loan payable monthly over three years and bearing interest at 10.0% per annum. The Company accounted for this conversion in accordance with FASB ASC 470-50 “Debt Modification & Extinguishment” (EITF Issue No. 98-14). CNM also assumed a promissory note due to Wells Fargo Bank for $2.9 million which was included as part of this new note agreement. Borrowings outstanding under these arrangements at September 30, 2009 totaled approximately $2.7 million. During October 2009, the Company repaid the full amount of the loan of approximately $2.7 million.

Jet Support Services, Inc.

On April 24, 2006, Avantair financed an aircraft maintenance program contract with Jet Support Services, Inc. (“JSSI”) in the amount of $3.4 million. The promissory note provided for seven monthly installments of $145,867 and 53 monthly installments of $45,867, respectively, including interest at 7.0% per year. On April 15, 2008, the Company entered into a financing arrangement with JSSI by means of a $5.5 million promissory note. The new note matures on April 1, 2011 and bears interest at the rate of 10.0% per annum, with 35 monthly payments of principal and interest in an amount of $185,127 beginning on June 2, 2008. The new note covered the remaining balance of the aforementioned promissory note of $0.4million, other costs and fees to be paid by the Company under service agreements with JSSI and related deferred financing costs of approximately $1.0 million which will be amortized over the life of the note using the effective interest method. Upon entering into this payment arrangement and the $5.5 million promissory note, the parties terminated the airframe maintenance contract and have agreed to apply the unamortized prepayment ($1,538,175 at June 30, 2009) under the airframe maintenance contract to the engine maintenance program and will amortize this amount over the remaining 37 month term of that program.  Borrowings outstanding under this arrangement at September 30, 2009 totaled approximately $3.2 million.

In addition, the Company entered into another payment arrangement with JSSI by means of a $525,000 promissory note dated July 31, 2008 with five monthly payments of $105,000 commencing August 1, 2008. The note constituted payment of the purchase of airframe parts inventory by the Company from JSSI. The Company repaid the full amount of the term loan in December 2008.

Century Bank, F.S.B.

In August 2007, the Company and Century Bank F.S.B. executed a $2.2 million note agreement for the purchase of one aircraft. The note outstanding at September 30, 2009 totaled approximately $1.9 million and is payable in monthly installments of $27,175 with interest of 8.25% per annum, through August 3, 2012. The note is collateralized by the aircraft.

Wachovia Bank

On October 31, 2007, the Company entered into a financing arrangement for the purchase of one used aircraft at a total purchase price of approximately $4.5 million (inclusive of the value of a flight hour card of 100 hours). Financing was obtained from Wachovia through a note payable of $3.9 million. This debt will be repaid monthly over 7 years at an interest rate of the LIBOR rate plus 4.0%. Borrowings outstanding under this arrangement at September 30, 2009 totaled approximately $2.5 million. During September 2009, the Company received a waiver of compliance with a financial convenant in connection with the note.

Capital Lease Transactions

JMMS, Inc.

The Company entered into a sale and leaseback agreement, dated August 11, 2006, with JMMS, LLC (“JMMS”). Under the sale and leaseback agreement, the Company sold 100.0% of its interest in a core aircraft for $4.2 million and leased back 68.8% of the aircraft for a five year term. The proceeds of the sale and leaseback arrangement were used to pay down a line of credit. In March 2007, the Company amended the lease agreement to include a provision for the Company to buy back the aircraft at the expiration of the term. As a result of the amendment, the Company has accounted for the sale and leaseback transaction as a finance lease. JMMS notified the Company of its intention to terminate the sale and leaseback agreement between the parties effective March 1, 2009, at which date, pursuant to the agreement, the Company was required to purchase the aircraft at a cost of no more than the $4.2 million. The Company is currently in negotiations to obtain financing and pursuing alternative options relating to the JMMS termination. The closing date of the transaction was initially extended past March 1, 2009, and in consideration for such extension, the Company made monthly payments to JMMS totaling $0.9 million through September 30, 2009. In October 2009, both parties agreed to extend the closing date to on or before February 28, 2010. In consideration for such extension, the Company will make two consecutive monthly payments in the amount of $75,000 beginning on November 1, 2009, one monthly payment in the amount of $150,000 in January 2010, and one monthly payment of $0.2 million in February 2010 or until the closing of the acquisition of the aircraft.  The total amount of the monthly payments made to JMMS by the Company shall be deducted from the purchase price on the closing date. In addition, during the fourth quarter of fiscal year 2009, the agreement with JMMS matured and therefore has been included in the current portion of long-term debt on the accompanying condensed consolidated balance sheet.

Midsouth Services, Inc.

On October 10, 2007, Avantair acquired a core aircraft under a capital lease obligation with Midsouth.  Under the lease agreement, Midsouth provided funding for the $4.7 million purchase of a pre-owned Piaggio P-180 aircraft and holds title to the Aircraft.  Midsouth leases the Aircraft exclusively to Avantair on a five year lease at 15.0% interest per annum.  The monthly lease payments for the term of the lease are $89,000.  At the end of the five year lease, Avantair shall purchase the Aircraft from Midsouth at the guaranteed residual value in the amount of approximately $2.3 million.  Avantair also has the option to purchase the Aircraft anytime during the lease term at the then current guaranteed residual value as set forth on the amortization schedule without penalty.  The obligation outstanding at September 30, 2009 totaled approximately $4.1 million.

In April 2009, the Company amended the Lease Agreement previously accounted for as an operating lease under ASC Topic 840 “Leases” (SFAS 13), dated as of July 31, 2006 between the Company and Midsouth. Pursuant to the amendment, the Company is required to pay $74,900 monthly until August 2011, the expiration of the Lease Agreement. In addition, the Company has agreed to purchase the leased aircraft for approximately $3.0 million from Midsouth within sixty days following the expiration of the term of the Lease Agreement. The lease, as amended, has been classified as a capital lease in the accompanying condensed consolidated balance sheet. The obligation outstanding at September 30, 2009 totaled approximately $3.8 million.

In April 2009, the Company entered into a Lease Agreement, effective April 6, 2009, pursuant to which Midsouth leases a Piaggio P-180 aircraft to the Company for a ten year lease term at a rate of $75,000 per month, plus taxes if applicable. The Company is required to provide Midsouth with 100 hours of flight time per year during the lease term. Midsouth has the sole option to terminate the lease at the end of the fifth year of the term and to require the Company to purchase the leased aircraft for approximately $3.8 million within ninety days of that date.  If this option is not exercised by Midsouth, the lease will continue for the remaining five years of the term and, at the end of the ten year lease, the Company will be required to purchase the aircraft from Midsouth for $0.3 million. The obligation outstanding at September 30, 2009 totaled approximately $4.8 million.

The capital lease obligations are included in long-term debt in the accompanying condensed consolidated balance sheets.

NOTE 4 – EQUITY TRANSACTIONS

On June 30, 2009, Avantair sold 567,200 units at a price of $2.50 per unit to investors in a private placement, generating net proceeds of approximately $1.3 million. Each unit consisted of two shares of common stock and one warrant to purchase one common share. The warrants had an exercise price of $4.00 per share and were exercisable until June 30, 2012. The sale was consummated under the terms of a Securities Purchase Agreement between Avantair and each of the investors. Pursuant to a registration rights agreement, Avantair agreed to use it best efforts to register the shares issued to the investors and the shares underlying the warrants issued to the investors for resale under the Securities Act of 1933, as amended. By agreement between Avantair, the investors in the June 30, 2009 private placement and that offering’s placement agent, the period for additional sales of units was extended until October 15, 2009. On September 25, 2009, the Company sold an additional 250,000 units at a price of $2.50 per unit generating net proceeds of approximately $0.6 million. (See further discussion in subsequent events.)

NOTE 5 – SUBSEQUENT EVENTS

In October 2009, the Company sold 8,818,892 shares of common stock to new investors at a price per share of $0.95 for net proceeds of approximately $8.0 million pursuant to the October 16, 2009 Securities Purchase and Exchange Agreement. In addition, pursuant to the October 16, 2009 Securities Purchase and Exchange Agreement, on October 19, 2009 the Company exchanged the 817,200 outstanding warrants that had been issued to existing investors in the June and September private placements for an aggregate of 516,127 shares of common stock.  The October 2009 Securities Purchase and Exchange Agreement terminated the Securities Purchase and Registration Rights Agreement entered into in connection with the June and September 2009 private placements.

In connection with the October 2009 private placement, Avantair entered into a new Registration Rights Agreement with the investors in the June, September and October private placements. The October 2009 Registration Rights Agreement requires the company promptly, but not later than 30 days after the closing, to file a registration statement registering for resale the shares issued to the investors and to cause the registration statement to be declared effective on or prior to the 90th day after the closing (or the 150th day, if the registration statement is reviewed by the SEC). Under the terms of the Registration Rights Agreement, the Company is obligated to maintain the effectiveness of the resale registration statement until all securities registered thereunder are sold or otherwise can be sold pursuant to Rule 144, without restriction. The Company is required to pay to each investor an amount in cash each month, as partial liquidated damages, equal to 1.5% of the aggregate purchase price paid by such investor in the event of failure (i) to file the registration statement or (ii) to cause the registration statement to be declared effective, in each case by the date described in the Registration Rights Agreement, for so long as such failure continues.

On October 16, 2009, in consideration of services rendered relating to the Company’s June, September and October 2009 private placements, the Company issued to a third party and its affiliates 455,887 fully vested warrants which expire on June 30, 2012, each to purchase one share of the Company’s common stock at an exercise price of $1.05 per share. The shares issuable upon exercise of the warrants are entitled to registration rights under the October 2009 Registration Rights Agreement. The Company may redeem the warrants at any time on or after October 16, 2011 at the price of $0.01 per warrant provided that the volume weighted average price of the Company’s common stock has been at least 200.0% of the exercise price of a warrant for any twenty trading days during any consecutive thirty trading day period ending on the third trading day preceding the date of the notice of redemption. The fair value of the warrants (when determined) will be charged to operations.

On October 19, 2009, the Company transferred its rights to purchase three Piaggio Avanti II aircraft to LW Air LLC pursuant to the existing aircraft purchase agreement between the Company and Piaggio America, Inc. Upon delivery of each aircraft, Piaggio America will return deposits previously paid on the aircraft by the Company.  Simultaneous with this transaction, LW Air purchased three of the aircraft from the manufacturer, the Company entered into an eight-year management agreement for those aircraft and the Company issued 2,373,260 warrants to a member of LW Air.  Pursuant to the agreement between the parties, the Company will manage the aircraft for a monthly fee. The agreement also allows the Company to enter into short-term leases for the use of the aircraft at a specified dry lease rate per flight hour.  LW Air has also agreed to purchase one additional aircraft, for a total of four, under the same terms.

The warrants issued to the member of LW Air provide for the purchase of 2,373,620 shares of the Company’s common stock at an exercise price of $1.25 per share.  The warrants expire on October 16, 2012, and the warrants and any underlying shares purchased upon exercise of the warrants may not be sold, transferred, assigned or hypothecated, in whole or in part, at any time on or prior to October 16, 2011, other than to an affiliate of the warrant holder.  The Company may redeem the warrants held by the member of LW Air at any time on and after October 16, 2011 at the price of $0.01 per warrant, provided that the volume weighted average price of the Company’s common stock has been at least 300.0% of the exercise price of a warrant for any twenty trading days during any consecutive thirty trading day period ending on the third trading day preceding the date of the notice of redemption.  One quarter of the warrants are not currently exercisable, and are subject to forfeiture, in the event that certain conditions are not satisfied prior to December 31, 2009.

The Company will account for the LW Air transaction and the issuance of the warrants by recording the charges paid to the owner (including the fair value of the warrants when determined) to the Cost of Flight Operations on a straight-line basis ratably over the initial term of the agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Avantair is engaged in the sale of fractional ownership interests and flight hour card usage of professionally piloted aircraft for personal and business use and the management of its aircraft fleet. According to AvData, Avantair is the fifth largest company in the North American fractional aircraft industry. As of November 12, 2009, Avantair operated 55 aircraft within its fleet, which is comprised of 46 aircraft for fractional ownership, 5 company owned core aircraft and 4 leased and company managed aircraft.

Avantair also operates fixed flight based operations (FBO) in Camarillo, California and effective August 1, 2008, in Caldwell, New Jersey. Through these FBO’s and its headquarters in Clearwater, Florida, Avantair provides aircraft maintenance, concierge and other services to its customers as well as to the Avantair fleet.

Avantair generates revenues primarily through the sale of fractional ownership shares of aircraft, by providing maintenance and management services related to these aircraft, and from the sale of flight hour cards providing either 15 or 25 hours of flight time per year of access to its aircraft fleet (either individually or through the Company’s Axis Club Membership program). The Company markets and sells fractional ownership interests to individuals and businesses with a minimum share size of a one-sixteenth ownership interest. Under maintenance and management agreements with fractional owners, Avantair provides pilots, maintenance, fuel and hangar space for the aircraft.

In response to the general economic downturn and the resulting growth of flight hour card sales over fractional share sales industry-wide, in January 2009, Avantair initiated the Axis Club Membership program. This program is designed to bridge the gap between the financial commitment of a fractional share and flight hour cards. This new product offers access to blocks of flight hours for a three year membership fee of $75,000. The program requires Axis Club members to purchase a minimum of three 25 hour flight hour cards for $80,000 or less, dependent upon the type of membership purchased, over a three year period. The program also allows for the conversion of club membership into fractional ownership. Members are not charged a management fee until they are fractional owners.

Avantair presently sources all of its aircraft from a single manufacturer, Piaggio America, Inc. (“Piaggio”). As of November 15, 2009, Avantair had contractual commitments to purchase 53 additional Piaggio Avanti II aircraft through 2013. The total commitment, including a recently proposed price escalation, is valued at approximately $336.0 million. Our agreement with Piaggio permits the Company some flexibility to defer a portion of the aircraft deliveries and the Company has exercised this flexibility at certain times in order to take deliveries in line with the Company’s sales expectations. During October 2009, Avantair entered into an agreement with a third party to whom it sold its rights  to purchase three Piaggio Avanti II aircraft in exchange for the $2.6 million cost of the deposits paid on the aircraft by the Company. In connection with this transaction, the Company entered into an eight-year management agreement with the third party. Pursuant to the agreements, the Company will manage the aircraft for a monthly fee; the agreement also allows the Company to enter into short-term leases for the use of the aircraft at a specified dry lease rate per flight hour.  The third party has also agreed to purchase one additional aircraft during the remainder of calendar 2009 under the same terms with the Company. These aircraft are anticipated to be utilized to satisfy fleet demands of the growing flight hour card and Axis Club Membership Program product lines. In addition to the cost of acquiring aircraft, Avantair’s primary expenses are related to fuel, aircraft repositioning (i.e., moving an aircraft to another location to accommodate a customer’s need and for demonstration flights for sales purposes), maintenance, charters and insurance.

In October 2009, the Company consummated a private sale of its common stock to investors generating net proceeds of approximately 8.0 million. Together with the proceeds of private placements consummated in June and September 2009, the Company received total net proceeds of approximately $9.9 million. (See Note 5 to the Company’s Condensed Consolidated Financial Statements).

The Company’s primary sources of operating funds are the collection of management and maintenance fees from fractional share owners as well as the sale of fractional ownership shares, flight hour cards and, effective January 2009, Axis Club Memberships.  Sales by product category follow:

	Unit Sales for the Three Months Ended
	September 30, 2009	September 30, 2008
New Fractional shares	2	19.5
Flight hour cards	86	27
Axis Club Memberships	3	N/A

 Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and aircraft under management as well as increase the number of flight hour cards and Axis Club Memberships sold. At November 12, 2009, the Company had 34 fractional aircraft shares available for sale. In addition to the cost of acquiring aircraft, Avantair’s primary expenses are related to fuel, aircraft repositioning (i.e., moving an aircraft to another location to accommodate a customer’s need and for demonstration flights for sales purposes), maintenance, charters and insurance. To finance this growth strategy, the Company will continue to actively pursue additional funds through equity financing, including the sale of additional shares of common and preferred stock, asset sales, accelerated payments of maintenance and management fees, debt financing, or a combination thereof. (See Notes 4 and 5 to the Company’s Condensed Consolidated Financial Statements.) Currently, the Company believes that its capital on hand, as may be augmented by these means to fund future growth, is sufficient to continue operations for the foreseeable future.

Critical Accounting Policies and Estimates

As discussed in our Form 10-K for the fiscal year ended June 30, 2009, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgement and estimation. The judgments, or the methodology on which the judgments are made, are reviewed with the Audit Committee.

Revenue Recognition

Avantair is engaged in the sale and management of fractional ownerships of professionally piloted aircraft for personal and business use and access to its aircraft fleet through either 15 or 25 hour flight hour cards (either individually or through the Company’s Axis Club Membership program). In the case of fractional ownership sales, the aircraft are sold in one-sixteenth shares or multiples thereof. The purchase agreement grants the customer the right to the use of the aircraft for a specified number of hours each year the aircraft is in service. When a customer purchases a fractional share, they are also required to enter into a five-year management and maintenance agreement. Under the terms of the maintenance and management agreement, the Company agrees to manage, operate and maintain the aircraft on behalf of the customer in exchange for a fixed monthly fee which is recognized ratably over the term of the agreement, usually five years. If a customer prepays its management and maintenance fee for a period of one year or longer, the prepayment is recorded as unearned revenue and amortized into revenue on a monthly basis in accordance with the schedule provided for within each agreement. Flight hour cards provide customers with flight hours for a fixed fee. The Company defers the entire amount paid and recognizes revenue on an incremental basis as aircraft hours are flown. Axis Club Membership fees are paid in advance, deferred and recognized over the three year membership term. Similar to standard flight hour card sales, payment for flight hour cards sold through the Axis Club Membership program are collected in advance of access to the aircraft fleet, deferred and recognized as revenue on an incremental basis over the three year membership term.

Fractional Aircraft Shares Sales.

The Company does not have objective evidence to determine the fair value and allocate fractional share revenue from that generated from the management and maintenance agreement, and, as a result, has adopted the provisions of FASB ASC Topic 605-25 “Revenue Multiple Element Arrangement” to account for the sale of fractional shares of aircraft. Accordingly, as the sales of the fractional shares cannot be separated from the underlying maintenance and management agreement, fractional share sale revenue is recognized ratably over the five-year life of the maintenance and management agreement. The period in which revenue is recognized will be evaluated on a periodic basis. Factors that impact management’s assessment of the most appropriate period of revenue recognition will include, but not be limited to, customer turnover, terms and conditions of the related fractional share sale, maintenance arrangements as well as any other factor that could impact revenue.

Aircraft Costs Related To Fractional Sales

The Company reflects aircraft costs related to the sale of fractional aircraft shares. As a result of the adoption of FASB ASC Topic 605-25 “Revenue Multiple Element Arrangement,” the Company recognizes revenue from the sale of fractional shares as income over the five-year period. The aircraft costs related to sales of fractional shares consist of the cost of the aircraft and are recorded as an asset and recognized as the cost of aircraft shares sold over the five-year period.

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

Stock-Based Compensation

The Company accounts for share-based compensation to employees and directors in accordance with FASB ASC Topic 718 “Compensation- Stock Compensation,” which requires the recognition of compensation expense for employee stock options and other share-based payments. Under ASC 718, expense related to employee stock options and other share-based payments is recognized over the relevant service period based on the fair value of each stock option grant. In addition, the Company recognizes in its Condensed Consolidated Statements of Operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. Compensation expense for equity-based awards is recognized over the requisite service period, usually the vesting period on a straight line basis, while compensation expense for liability-based awards (those usually settled in cash rather than stock) is measured to fair-value at each balance sheet date until the award is settled.

Results of Operations

Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008

Revenues for the three months ended September 30, 2009 were $35.2 million, an increase of 7.7% from $32.7 million for the three months ended September 30, 2008. This increase was the result of a 4.1% decrease in the revenue generated from the sale of fractional aircraft shares to $12.0 million for the three months ended September 30, 2009 from $12.5 for the comparable 2008 period, offset by an increase of 5.3% in maintenance and management fees to $18.0 million for the three months ended September 30, 2009 from $17.1 for the comparable 2008 period, an increase of 109.2% in flight hour card and Axis Club Membership revenue to $3.9 million for the three months ended September 30, 2009 from $1.8 million for the comparable 2008 period, and an increase of 10.4% in other revenue to $1.4 million for the three months ended September 30, 2009 from $1.3 million for the comparable 2008 period.

Revenue from the sale of fractional aircraft shares decreased due to the full amortization of revenue from shares sold in prior periods, partially offset by an increase of 4.4% in the average number of total fractional shares sold through September 30, 2009 from the comparable 2008 period.

The increase in revenue from maintenance and management fees is primarily due to a 4.4% increase in the average number of fractional shares sold through September 30, 2009 from the comparable 2008 period, coupled with an increase in the average monthly management fee per shareowner.

Flight hour card revenue and Axis Club Membership revenue increased $2.0 million primarily as a result of an increase in flight hour card revenue due to increased flight hour card sales as a result of the greater acceptance of time card travel in the existing economy compared to fractional ownership and the timing of flight hour card utilization by owners during the three months ended September 30, 2009 from the comparable 2008 period.

Other revenue was relatively consistent between the two periods due to increased fuel and remarketing revenue offset by a decrease in demonstration revenue.

Operating expenses for the three months ended September 30, 2009 were 1.2% higher than the three months ended September 30, 2008, with total operating expenses of $35.0 million compared to $34.6 million, respectively. The cost of fractional aircraft shares sold decreased to $10.2 million for the three months ended September 30, 2009 from $10.6 million for the three months ended September 30, 2008, due to a 4.4% increase in the average number of fractional shares sold through September 30, 2009 from fractional shares sold through September 30, 2008. The cost of flight operations, together with the cost of fuel, decreased 1.6% to $16.1 million for the three months ended September 30, 2009 from $16.3 million for the three months ended September 30, 2008, primarily due to:

•
an increase in maintenance expense as a result of an increase in fleet size and flight hours, partially offset by decreases in insurance expense and aircraft lease expense as a result of the conversion of a Company leased aircraft to a Company core aircraft; and

•
a $0.9 million decrease in cost of fuel due to a 34.0% decrease in the per gallon cost of fuel (as a result of Avantair negotiating lower fuel rates and also due to the global decrease in fuel costs) coupled with improved aircraft utility;

General and administrative expenses increased 10.5% to $6.3 million for the three months ended September 30, 2009 from $5.7 million for the three months ended September 30, 2008, primarily due to a $0.2 million increase in payroll and related expenses, a $0.2 million increase in expenses related to fixed based operations primarily as a result to increased volume of fuel sales, and a $0.2 million increase in other expenses due to Company growth.

Selling expenses increased 8.6% to $1.0 million for the three months ended September 30, 2009 from $0.9 million for the three months ended September 30, 2008 due to an increase in commission expenses as a result of increased flight hour card sales.

Income from operations was $0.2 million for the three months ended September 30, 2009, an increase from $1.9 million loss from operations for the three months ended September 30, 2008 for the reasons set forth above.

Interest expense was $1.6 million for the three months ended September 30, 2009 was relatively consistent with the $1.5 million for the three months ended September 30, 2008, due to the relative consistency of the short and long- term debt balances between the two periods.

Net loss decreased to $1.4 million for the three months ended September 30, 2009 compared to $3.3 million for the three months ended September 30, 2008 due to the decrease in loss from operations partially offset by the increase in total other expense discussed above.

Liquidity and Capital Resources

Avantair’s primary sources of liquidity have been cash provided by operations, cash raised from its equity offering as Ardent Acquisition Corp., cash provided from its debt facilities, cash raised in the preferred and common stock offerings, and other asset- based borrowing (see Notes 4 and 5 to the Company’s condensed consolidated financial statements). The Company uses its cash primarily to fund losses from operations, deposits made on aircraft, leasehold improvements, and to fund the purchase of core aircraft and aircraft which are to be fractionalized. Cash generated from operations has not been sufficient to provide for all the working capital needed to meet Avantair’s requirements. At September 30, 2009 and June 30, 2009, Avantair had a working capital deficit of approximately $52.0 million and $49.2 million, respectively, and a stockholders’ deficit of approximately $37.2 million and $36.0 million, respectively. As of September 30, 2009, cash and cash equivalents amounted to approximately $5.1 million and total assets to $155.2 million. The cash and cash equivalent balance increased $1.3 million from September 30, 2009 and total assets decreased $8.9 million. The increase in cash and cash equivalents occurred primarily as a result of cash received from the sale of fractional shares, flight hour cards, Axis Club Memberships, fuel and rent, collection of maintenance and management fees and other receipts including proceeds from the sale of the Company’s common stock. On June 30 and September 25, 2009, Avantair sold 567,200 and 250,000 units, respectively, at a price of $2.50 per unit to investors in a private placement, generating net proceeds of approximately $1.3 and $0.6 million, respectively (See Notes 4 and 5 to the Company’s condensed consolidated financial statements). By agreement between Avantair, the investors in the June 30, 2009 private placement and that offering’s placement agent, the period for additional sales of units was extended until October 15, 2009. In October 2009, the Company sold an additional 8,818,892 shares at a price of $0.95 per share generating net proceeds of approximately $8.0 million. Partially offsetting these receipts are cash disbursements of $1.2 million in payments for deposits on future aircraft deliveries, and $3.6 million repayment of debt, in addition to expenditures for the cost of operations, including insurance and capital and leasehold improvements.

In January 2009, the Company introduced the Axis Club Membership Program designed to bridge the gap between the financial commitment of a fractional share and flight hour card. The current rate of flight hour card sales including those through the Axis Club Membership will require the Company to acquire aircraft to satisfy the increased flight hour demands on its core aircraft fleet if its core utility is strained. During October 2009, Avantair entered into an agreement with a third party to whom it sold its rights  to purchase three Piaggio Avanti II aircraft in exchange for the $2.6 million cost of the deposits paid on the aircraft by the Company. In connection with this transaction, the Company entered into an eight-year management agreement with the third party. Pursuant to the agreements, the Company will manage the aircraft for a monthly fee; the agreement also allows the Company to enter into short-term leases for the use of the aircraft at a specified dry lease rate per flight hour.  The third party has also agreed to purchase one additional aircraft during the remainder of calendar 2009 under the same terms with the Company. These aircraft are anticipated to be utilized to satisfy fleet demands of the growing flight hour card and Axis Club Membership Program product lines. However, there can be no assurance that membership program sales will be sufficient to compensate for a decrease in fractional share sales, or that financing of additional aircraft to be acquired to service this program will be available.

The Company’s primary sources of operating funds are the collection of management and maintenance fees from fractional share owners as well as the sale of fractional ownership shares, flight hour cards and, effective January 2009, Axis Club Memberships.  Sales by product category follow:

	Unit Sales for the Three Months Ended
	September 30, 2009	September 30, 2008
New Fractional shares	2	19.5
Flight hour cards	86	27
Axis Club Memberships	3	N/A

Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and aircraft under management as well as increase the number of flight hour cards and Axis Club Memberships sold. To finance this growth strategy including the purchase of additional aircraft to satisfy the demand of the growing flight hour card product line, the Company is actively pursuing additional funds through equity financing , including the sale of additional shares of common and preferred stock asset, sales, accelerated payments of maintenance and management fees, debt financing, or a combination thereof. Currently, the Company believes that its capital on hand, as may be augmented by these means to fund future growth, is sufficient to continue operations for the foreseeable future.

Financing Arrangements

Avantair’s financing arrangements at September 30, 2009, are described below:

Wells Fargo Equipment Finance, Inc.	$2,994,149
CNM, Inc.	2,725,345
Jet Support Services, Inc.	3,240,641
JMMS, Inc.	3,312,304
Century Bank, F.S.B.	1,869,695
Wachovia Bank	2,500,000
Midsouth Services, Inc	12,025,004
$28,667,138

Wells Fargo Equipment Finance, Inc.: In February 2005, the Company entered into financing arrangements for the purchase of three aircraft under various notes payable with Wells Fargo Equipment Finance, Inc. In January 2008, the Company sold one of these aircraft and repaid the outstanding balance on the related note payable. The notes outstanding at September 30, 2009 totaled approximately $3.0 million and are payable in monthly installments ranging from $10,644 to $38,480 with interest ranging from 5.96% to 6.12% per annum, through 2012. The notes are collateralized by the aircraft.

CNM, Inc.: In August 2007, the Company and CNM executed a new note agreement which converted an outstanding note obligation of approximately $7.0 million into a term loan payable monthly over three years and bearing interest at 10.0% per annum. CNM also assumed a promissory note due to Wells Fargo Bank for $2.9 million which was included as part of this new note agreement. Borrowings outstanding under these arrangements at September 30, 2009 totaled approximately $2.7 million. During October 2009, the Company repaid the outstanding balance of the promissory note of approximately $2.7 million.

Jet Support Services, Inc.: On April 24, 2006, Avantair financed an aircraft maintenance program contract with Jet Support Services, Inc. (“JSSI”) in the amount of $3.4 million. The promissory note provided for seven monthly installments of $145,867 and 53 monthly installments of $45,867, respectively, including interest at 7.0% per year. On April 15, 2008, the Company entered into a financing arrangement with JSSI by means of a $5.5 million promissory note. The new note matures on April 1, 2011 and bears interest at the rate of 10.0% per annum, with 35 monthly payments of principal and interest in an amount of $185,127 beginning on June 2, 2008. The new note covered the remaining balance of the aforementioned promissory note of $0.4million, other costs and fees to be paid by the Company under service agreements with JSSI and related deferred financing costs of approximately $1.0 million which will be amortized over the life of the note using the effective interest method. Upon entering into this payment arrangement and the $5.5 million promissory note, the parties terminated the airframe maintenance contract and have agreed to apply the unamortized prepayment ($1,538,175 at June 30, 2009) under the airframe maintenance contract to the engine maintenance program and will amortize this amount over the remaining 37 month term of that program.  Borrowings outstanding under this arrangement at September 30, 2009 totaled approximately $3.2 million.

In addition, the Company entered into another payment arrangement with JSSI by means of a $525,000 promissory note dated July 31, 2008 with five monthly payments of $105,000 commencing August 1, 2008. The note constituted payment of the purchase of airframe parts inventory by the Company from JSSI. The Company repaid the full amount of the term loan in December 2008.

JMMS, Inc.: On August 11, 2006, the Company entered into a sale and leaseback agreement with JMMS, LLC (“JMMS”). The lease transaction has been accounted for as finance lease and provides for monthly payments of $39,500 through July 11, 2011.  Borrowings outstanding under this arrangement at September 30, 2009 totaled approximately $3.3 million.

Century Bank, F.S.B.: In August 2007, the Company and Century Bank F.S.B. executed a $2.2 million note agreement for the purchase of one aircraft. The note outstanding at September 30, 2009 totaled approximately $1.9 million and is payable in monthly installments of $27,175 with interest of 8.25% per annum, through August 3, 2012. The note is collateralized by the aircraft.

Wachovia Bank: On October 31, 2007, the Company entered into a financing arrangement for the purchase of one used aircraft at a total purchase price of approximately $4.5 million (inclusive of the value of a flight hour card of 100 hours). Financing was obtained from Wachovia through a note payable of $3.9 million. This debt will be repaid monthly over 7 years at an interest rate of the LIBOR rate plus 4.0%. Borrowings outstanding under this arrangement at September 30, 2009 totaled approximately $2.5 million.

Midsouth Services, Inc.: On October 10, 2007, Avantair acquired a core aircraft under a capital lease obligation with Midsouth Services, Inc.  Under the lease agreement, Midsouth provided funding for the $4.7 million purchase of a pre-owned Piaggio P-180 aircraft and holds title to the Aircraft.  Midsouth leases the Aircraft exclusively to Avantair on a five year lease at 15.0% interest per annum.  The monthly lease payments for the term of the lease are $89,000.  At the end of the five year lease, Avantair shall purchase the Aircraft from Midsouth at the guaranteed residual value in the amount of approximately $2.3 million.  Avantair also has the option to purchase the Aircraft anytime during the lease term at the then current guaranteed residual value as set forth on the amortization schedule without penalty. The obligation outstanding under this agreement at September 30, 2009 totaled approximately $4.1 million.

In April 2009, the Company amended the Lease Agreement previously accounted for as an operating lease, dated as of July 31, 2006 between the Company and Midsouth. Pursuant to the amendment, the Company is required to pay $74,900 monthly until August 2011, the expiration of the Lease Agreement. In addition, the Company has agreed to purchase the leased aircraft for approximately $3.0 million from Midsouth within sixty days following the expiration of the term of the Lease Agreement. The lease, as amended, has been classified as a capital lease. The obligation outstanding under this agreement at September 30, 2009 totaled approximately $3.8 million.

In April 2009, the Company entered into a Lease Agreement, effective April 6, 2009, pursuant to which Midsouth leases a Piaggio P-180 aircraft to the Company for a ten year lease term at a rate of $75,000 per month, plus taxes if applicable. The Company is required to provide Midsouth with 100 hours of flight time per year during the lease term. Midsouth has the sole option to terminate the lease at the end of the fifth year of the term and to require the Company to purchase the leased aircraft for approximately $3.8 million within ninety days of that date.  If this option is not exercised by Midsouth, the lease will continue for the remaining five years of the term and, at the end of the ten year lease, the Company will be required to purchase the aircraft from Midsouth for $0.3 million. The obligation outstanding under this agreement at September 30, 2009 totaled approximately $4.8 million.

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

Interest Rate Risk

Avantair is subject to market risk from exposure to changes in interest rates associated with its debt facility with Wachovia Bank. The current liability, pursuant to which Avantair is obligated to pay Wachovia Bank, has an interest rate that is equal to the LIBOR rate plus 4.0%. At September 30, 2009, the liabilities of Avantair with exposure to interest rate risk were approximately $2.5 million.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation, it was concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level and are designed to ensure that the information required to be disclosed in SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the assessment, management believes that, as of September 30, 2009, the Company’s internal control over financial reporting was effective.

Changes to Internal Control Over Financial Reporting

There has been no change, other than those noted above, in the internal controls over financial reporting during the three months ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.

From time to time, the Company is party to various legal proceedings in the normal course of business. It is expected that these claims would be covered by insurance subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. At September 30, 2009, there were no legal proceedings which the Company would anticipate having a material adverse effect on its financial position, results of operations or cash flows.

Item 1A. Risk Factors.

There have been no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 16, 2009, Avantair, Inc. (the “Company” or “Avantair”) entered into a Securities Purchase and Exchange Agreement (the “Purchase Agreement”) with the investors party thereto (the “Investors”) in connection with a PIPE (Private Investment in a Public Entity) financing.  Pursuant to the Purchase Agreement, certain new investors purchased shares of common stock in a private placement for gross proceeds of approximately $8.4 million, or $10.4 million when combined with the proceeds of two prior placements consummated in June and September 2009.  The Company intends to use the net proceeds from this financing transaction to retire approximately $6.0 million of debt, for working capital and general corporate purposes.

Under the terms of the Purchase Agreement, Avantair sold approximately 8,818,892 shares of common stock to the new investors at a price per share of $0.95.  In addition, pursuant to the October 16, 2009 Securities Purchase and Exchange Agreement, on October 19, 2009 the Company exchanged the 817,200 outstanding warrants that had been issued to existing investors in the June and September private placements for an aggregate of 516,127 shares of common stock.  The October 2009 Securities Purchase and Exchange Agreement terminated the Securities Purchase and Registration Rights Agreement entered into in connection with the June and September 2009 private placements.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders through the solicitation of proxies or otherwise during the quarter ended September 30, 2009.

 Item 6. Exhibits.

See exhibit index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

November 16, 2009

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