Form 10-Q
period 2009-12-31
Avantair, Inc
filed 2010-02-16
CIK 1303849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2009

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

As of February 12, 2009, there were 26,324,325 shares of the Company’s common stock, $.0001 par value per share, outstanding.

CERTAIN DEFINITIONS

Unless the context indicates otherwise, the terms “Avantair”, “the Company”, “we”, “our”, and “us” refer to Avantair, Inc. and, where appropriate, its subsidiaries, or its predecessor, Ardent Acquisition Corporation.

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

Table of Contents

i

PART I

Item 1. Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS

	December 31,	June 30,
	2009	2009
	(Unaudited)	(Note 2)
CURRENT ASSETS
Cash and cash equivalents	$6,845,803	$3,773,789
Accounts receivable, net of allowance for doubtful accounts of $249,082 at December 31, 2009 and $187,842 at June 30, 2009	8,248,661	5,711,055
Inventory	145,601	140,997
Current portion of aircraft costs related to fractional share sales	33,172,942	36,910,206
Notes receivable	8,333	272,731
Prepaid expenses and other current assets	3,476,348	1,278,506

Total current assets	51,897,688	48,087,284

Aircraft costs related to fractional share sales, net of current portion	54,434,241	70,199,786

Property and equipment, at cost, net of accumulated depreciation and amortization of $14,089,659 at December 31, 2009 and $11,695,228 at June 30, 2009	24,961,658	29,842,365

OTHER ASSETS
Cash - restricted	2,356,695	2,352,337
Deposits on aircraft	8,068,616	9,264,890
Deferred maintenance on aircraft engines	1,319,368	1,538,175
Goodwill	1,141,159	1,141,159
Other assets	2,588,806	1,639,407

Total other assets	15,474,644	15,935,968

Total assets	$146,768,231	$164,065,403

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' DEFICIT

	December 31,	June 30,
	2009	2009
	(Unaudited)	(Note 2)
CURRENT LIABILITIES
Accounts payable	$4,744,325	$7,307,320
Accrued liabilities	4,184,869	5,010,745
Customer deposits	1,094,657	1,282,936
Short-term debt	11,000,000	11,500,000
Current portion of long-term debt	4,358,496	11,020,590
Current portion of deferred revenue related to fractional aircraft share sales	38,478,834	43,385,779
Unearned management fee, flight hour card and Axis Club Membership revenues	26,324,962	17,807,796

Total current liabilities	90,186,143	97,315,166

Long-term debt, net of current portion	17,389,675	20,111,011

Deferred revenue related to fractional aircraft share sales, net of current portion	49,734,497	65,071,197

Deferred revenue related to Axis Club Membership sales, net of current portion	1,113,221	333,271
Other liabilities	2,745,693	2,714,058

Total long-term liabilities	70,983,086	88,229,537

Total liabilities	161,169,229	185,544,703

COMMITMENTS AND CONTINGENCIES

Series A convertible preferred stock, $.0001 par value, authorized 300,000 shares; 152,000 shares issued and outstanding	14,573,466	14,528,383

STOCKHOLDERS' DEFICIT

Preferred stock, $.0001 par value, authorized 700,000 shares; none issued	—	—
Common stock, Class A, $.0001 par value, 75,000,000 shares authorized, 26,323,062 shares issued and outstanding at December 31, 2009 and 16,463,615 shares issued and outstanding at June 30, 2009	2,632	1,646
Additional paid-in capital	56,978,048	47,667,493
Accumulated deficit	(85,955,144)	(83,676,822)

Total stockholders' deficit	(28,974,464)	(36,007,683)

Total liabilities and stockholders' deficit	$146,768,231	$164,065,403

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Revenue
Fractional aircraft sold	$11,227,309	$14,372,747	$23,206,145	$26,866,462
Maintenance and management fees	18,290,025	17,702,350	36,264,594	34,779,489
Flight hour card and Axis Club Membership revenue	4,976,763	2,125,787	8,835,234	4,492,012
Other revenue	1,270,860	1,213,496	2,663,868	1,952,878

Total revenue	35,764,957	35,414,380	70,969,841	68,090,841

Operating expenses
Cost of fractional aircraft shares sold	9,476,794	12,323,154	19,677,397	22,928,177
Cost of flight operations	13,304,306	12,402,387	25,724,544	24,212,790
Gain on sale of assets	(849,584)	—	(897,594)	—
Cost of fuel	3,413,770	3,061,019	7,052,671	7,573,425
General and administrative expenses	6,234,754	5,828,778	12,535,145	11,489,545
Selling expenses	1,381,180	1,108,682	2,366,945	2,016,434
Depreciation and amortization	1,408,874	1,318,256	2,866,791	2,400,521
Total operating expenses	34,370,094	36,042,276	69,325,899	70,620,892

Income (loss) from operations	1,394,863	(627,896)	1,643,942	(2,530,051)

Other income (expenses)
Interest and other income	10,372	38,704	17,784	27,409
Interest expense	(1,587,319)	(1,294,899)	(3,210,773)	(2,717,182)
Total other expenses	(1,576,947)	(1,256,195)	(3,192,989)	(2,689,773)

Net loss	(182,084)	(1,884,091)	(1,549,047)	(5,219,824)

Preferred stock dividend and accretion of expenses	(372,243)	(372,104)	(774,358)	(763,617)
Net loss attributable to common stockholders	$(554,327)	$(2,256,195)	$(2,323,405)	$(5,983,441)

Loss per common share:
Basic and diluted	$(0.02)	$(0.15)	$(0.11)	$(0.39)

Weighted-average common shares outstanding:
Basic and diluted	24,583,880	15,288,523	20,528,498	15,291,035

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders' Deficit
Six Months Ended December 31, 2009
(Unaudited)

	Class A		Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2009	16,463,615	$1,646	$47,667,493	$(83,676,822)	$(36,007,683)

Stock-based compensation			190,046		190,046

Dividend on Series A convertible
preferred stock				(729,275)	(729,275)

Accretion of issuance costs			(45,083)		(45,083)

Issuance of shares in connection with
vested restricted stock, net of shares
surrendered in lieu of payroll taxes	24,427	2	(10,025)		(10,023)

Issuance of warrants in consideration for
services rendered in private placement	—	—	209,708		209,708

Issuance of warrants in connection with
operating lease obligation	—	—	807,031		807,031

Sale of common stock in connection
with private sale, net of expenses
associated with registration of shares	9,835,020	984	8,158,878		8,159,862

Net loss				(1,549,047)	(1,549,047)

Balance at December 31, 2009	26,323,062	$2,632	$56,978,048	$(85,955,144)	$(28,974,464)

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months Ended December 31, 2009 and 2008
(Unaudited)

	2009	2008
OPERATING ACTIVITIES:

Net loss	$(1,549,047)	$(5,219,824)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,866,791	2,400,521
Amortization of deferred interest related to capital lease obligation	188,326	—
Stock-based compensation	190,046	191,416
Gain on sale of assets	(897,594)	—
Bad debt expense (recoveries)	61,359	(76,052)

Changes in operating assets and liabilities:
Accounts receivable	(2,598,965)	(426,536)
Inventory	(4,604)	3,650
Deposits on aircraft	1,196,274	(1,628,536)
Deferred maintenance agreement on aircraft engines	218,807	632,889
Prepaid expenses and other current assets	(2,197,842)	749,938
Notes receivable	264,398	1,215,006
Aircraft costs related to fractional shares	19,502,809	11,394,477
Other assets	(142,368)	227,517
Accounts payable	(2,518,895)	1,423,510
Accrued liabilities	(1,632,076)	(3,126,099)
Unearned management fee, flight hour card and Axis Club Membership revenue	7,933,599	1,467,442
Cash-restricted	(4,358)	(16,260)
Customer deposits	(188,279)	(585,731)
Deferred revenue related to fractional aircraft share sales	(20,243,645)	(11,680,162)
Deferred revenue related to Axis Club Membership sales	1,223,767	—
Other liabilities	31,635	59,377
Net cash provided by (used in) operating activities	1,700,138	(2,993,457)

INVESTING ACTIVITIES:
Proceeds from the sale of asset	2,900,000	—
Capital expenditures	(28,559)	(501,382)
Net cash provided by (used in) investing activities	2,871,441	(501,382)

FINANCING ACTIVITIES:
Borrowings under long- term debt	56,614	—
Borrowings under short- term debt	—	1,125,000
Principal payments on long-term debt	(9,425,749)	(3,223,881)
Principal payments on short-term debt	(500,000)	(5,741,150)
Proceeds from issuance of stock, net of cost of stock redemption/registration	8,369,570	(1,865)
Net cash used in financing activities	(1,499,565)	(7,841,896)

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months Ended December 31, 2009 and 2008
(Unaudited)

	2009	2008
Net increase (decrease) in cash and cash equivalents	$3,072,014	$(11,336,735)
Cash and cash equivalents, beginning of the period	3,773,789	19,149,777
Cash and cash equivalents, end of the period	$6,845,803	$7,813,042

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$3,210,773	$2,717,182

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Accretion of Series A convertible preferred stock	$45,083	$44,806
Dividends payable on Series A convertible preferred stock	$729,275	$718,811
Flight hour cards issued in consideration for equipment	$139,570	$—
Common shares surrendered in lieu of payroll taxes	$10,025	$—
Issuance of warrants to underwriter in connection with private sale of common stock	$209,708	$—
Issuance of warrants to Lorne Weil in connection with aircraft agreement	$807,031	$—
Reversal of accrued expense	$44,100	$—

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

Avantair is engaged in the sale of fractional ownership interests and flight hour card usage of professionally piloted aircraft for personal and business use and the management of its aircraft fleet. According to AvData, Avantair is the fifth largest company in the North American fractional aircraft industry. As of December 31, 2009, Avantair operated 55 aircraft within its fleet, which is comprised of 46 aircraft for fractional ownership, 5 company owned core aircraft and 4 leased and company managed aircraft. Avantair also operates fixed flight based operations (FBO) in Camarillo, California and effective August 1, 2008, in Caldwell, New Jersey. Through these FBOs and its headquarters in Clearwater, Florida, Avantair provides aircraft maintenance, concierge and other services to its customers as well as to the Avantair fleet.

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the successful recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. As of December 31, 2009, the Company’s recurring losses resulting in a stockholders’ deficit of approximately $29.0 million and a working capital deficiency of approximately $38.3 million. The Company’s primary sources of operating funds are the collection of management and maintenance fees from fractional share owners as well as the sale of fractional ownership shares, flight hour cards and effective January 2009, Axis Club Memberships. Sales by product category follow:

	Unit Sales for the Three Months Ended
	December 31, 2009	December 31, 2008	September 30, 2009	September 30, 2008
New Fractional shares	5	16.5	2	19.5
Flight hour cards	100	53	86	27
Axis Club Memberships	21	N/A	3	N/A

Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and aircraft under management as well as increase the number of flight hour cards and Axis Club Memberships sold. At December 31, 2009, the Company had 29 fractional aircraft shares available for sale. In addition to the cost of acquiring aircraft, Avantair’s primary expenses are related to fuel, aircraft repositioning (i.e., moving an aircraft to another location to accommodate a customer’s need and for demonstration flights for sales purposes), maintenance, charters and insurance. To finance its growth strategy, the Company may continue to actively pursue additional funds through equity financing, including the sale of additional shares of common and preferred stock, asset sales, accelerated collection of maintenance and management fees, debt financing, or a combination thereof. At December 31, 2009, the Company had approximately $6.8 million of unrestricted cash on hand and assuming there is no change in sales and expense trends experienced since the fourth quarter of fiscal 2009, the Company believes that its cash on hand is sufficient to continue operations for the foreseeable future.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying disclosures. These estimates and assumptions are based upon management’s best knowledge of current events and actions that the Company may take in the future. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s condensed consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the condensed consolidated financial statements. Significant estimates and assumptions by management affect: the proper recording of revenue arrangements with multiple deliverables, the allowance for doubtful accounts, the carrying value of long-lived assets, the amortization period of long-lived assets, the provision for (benefit from) income taxes and related deferred tax accounts, certain accrued expenses and contingencies, warrant valuations and the ability to continue as a going concern.

Revenue Recognition

Avantair is engaged in the sale and management of fractional ownerships of professionally piloted aircraft for personal and business use and access to its aircraft fleet through either 15 or 25 hour flight hour cards (either individually or through the Company’s Axis Club Membership program). In the case of fractional ownership sales, the aircraft are sold in one-sixteenth shares or multiples thereof. The purchase agreement grants the customer an undivided interest in a specified aircraft. When a customer purchases a fractional share, they are also required to enter into a five-year management and maintenance agreement which grants the customer the right to the use of the aircraft for a specified number of hours each year. Under the terms of the maintenance and management agreement, the Company agrees to manage, operate and maintain the aircraft on behalf of the customer in exchange for a fixed monthly fee. Flight hour cards provide customers with a fixed number of flight hours for a fixed fee.

Fractional Aircraft Shares Sales

The Company does not have objective evidence to determine the fair value and allocate fractional share revenue from that generated from the management and maintenance agreement, and, as a result, has adopted the provisions of ASC 605-25 “Multiple- Element Arrangements” to account for the sale of fractional shares of aircraft. Accordingly, as the sales of the fractional shares cannot be separated from the underlying maintenance and management agreement, fractional share sale revenue is recognized ratably over the five-year life of the maintenance and management agreement. The period in which revenue is recognized will be evaluated on a periodic basis. Factors that impact management’s assessment of the most appropriate period of revenue recognition will include, but not be limited to, customer turnover, terms and conditions of the related fractional share sale, maintenance arrangements as well as any other factor that could impact revenue.

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

Aircraft Costs Related To Fractional Sales

The Company reflects aircraft costs related to the sale of fractional aircraft shares. As a result of the adoption of ASC 605-25, the Company recognizes revenue from the sale of fractional shares as income over the five-year period. The aircraft costs related to sales of fractional shares consist of the cost of the aircraft and are recorded as an asset and recognized as the cost of aircraft shares sold over the five-year period.

Maintenance Expense Policy

The Company uses the direct expensing method of accounting for non-refurbishment aircraft maintenance. Engine maintenance is performed by third parties under contracts which transfer risk, and related costs are expensed as incurred. Airframe maintenance is performed in-house and related costs are expensed as incurred. Refurbishments of the interiors of the aircraft, which extend the life of the aircraft, are capitalized and amortized over the estimated life of three years.

Prepaid Pilot Training

Beginning in 2008, the costs related to the training of pilots as required by Federal Aeronautic Regulations are capitalized and amortized over the twelve month certification period.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740 “Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets to the amounts expected to be realized. The Company calculated an annual effective tax rate to determine the interim period income tax provisions; however, no tax liability was accrued for the three months ended December 31, 2009, as the Company expects to have sufficient operating loss and tax credit carryforwards to cover any taxable income.

Effective July 1, 2007, the Company adopted the provisions of the ASC 740 relating to uncertain tax positions. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company has identified its federal tax return and State of Florida tax return as “major” tax jurisdictions, as defined in ASC 740. The Company evaluations were performed for the tax years ended 2005 through 2009. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

Stock-Based Compensation

The Company has one stock-based compensation plan, the 2006 Long Term Incentive Plan (the “Plan”), which the Company’s shareholders approved, for employees, certain non-employees and non-employee directors. Stock-based awards under this plan may consist of common stock, common stock units, stock options, cash-settled or stock-settled stock appreciation rights, restricted stock and other stock-based awards. The Company issues common stock to satisfy stock option exercises or vesting of stock awards.

The Company accounts for share-based compensation to employees and directors in accordance with ASC 718 “Compensation- Stock Compensation,” which requires the recognition of compensation expense for employee stock options and other share-based payments. Under ASC 718, expense related to employee stock options and other share-based payments is recognized over the relevant service period based on the fair value of each stock option grant. In addition, the Company recognizes in its Condensed Consolidated Statements of Operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. Compensation expense for equity-based awards is recognized over the requisite service period, usually the vesting period on a straight line basis, while compensation expense for liability-based awards (those usually settled in cash rather than stock) is measured to fair-value at each balance sheet date until the award is settled.

Stock-based compensation expense related to these plans, which is included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations, was $98,346 and $190,046 for the three and six months ended December 31, 2009 and was $95,708 and $191,416 for the three and six months ended December 31, 2008, respectively. There were no related income tax benefits recognized in the accompanying Condensed Consolidated Statements of Operations for the three or six months ended December 31, 2009 or for the comparable 2008 period. In September 2009, by recommendation of the Compensation Committee and approval by the Board of Directors, 25,000 shares of restricted stock were granted to each of the Company's three named executive officers, effective October 1, 2009. One-third of the shares will vest one year following the grant date, and one-twelfth of the shares vest every three months thereafter. As of December 31, 2009, the Company had 291,834 shares of restricted stock and 150,000 stock options outstanding. The Company made no stock option grants nor issued warrants pursuant to the Plan during the three months ended December 31, 2009.

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with ASC 815 “Derivatives & Hedging,” which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts. The Company also considers ASC 815, which provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under ASC 815. The Company evaluates the conversion feature embedded in its Series A Convertible Preferred Stock at each reporting period based on the criteria of ASC 815 to determine whether the conversion feature would be required to be bifurcated from the Preferred Stock and accounted for separately as a derivative. Based on management’s evaluation, the embedded conversion feature did not require bifurcation and derivative accounting as of December 31, 2009.

Fair Value Measurements

Effective July 1, 2008, the Company adopted the provisions of ASC 820 “Fair Value Measurements and Disclosures.” ASC 820, defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. During the six months ended December 31, 2009, the Company has elected not to use the fair value option permitted under ASC 820 for any of its financial assets and financial liabilities that are not already recorded at fair value.

The fair values of the Company’s assets and liabilities that qualify as financial instruments under ASC 825 including cash and cash equivalents, restricted cash, accounts receivable, accounts payable,  accrued expenses, unearned management fees and charter flight hour card revenues  and short-term debt are carried at cost, which approximates fair value due to the short-term maturity of these instruments. Long-term obligations approximate fair value, given management’s evaluation of the instruments’ current rates compared to market rates of interest and other factors.

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

For the three and six months ended December 31, 2009, a total of 4,018,892 share-equivalents of potentially dilutive securities were excluded from the calculation of diluted earnings per share. These securities were comprised of 2,373,620 warrants issued in conjunction with the LW Air transactions (see Note 4) to Lorne Weil, 455,887 warrants issued to EarlyBirdCapital in consideration for services rendered as placement agent for the Company’s June, September and October 2009 private placements (see Note 4), 150,000 options to purchase shares of common stock and 300,000 unit purchase options (with each unit consisting of one share and two warrants that expire February 23, 2010) which were outstanding during the periods but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive as calculated under the treasury method promulgated by ASC 260 “Earnings Per Share.” In accordance with ASC 260’s contingently issuable shares provision, 139,385 shares of performance-based, unvested common stock awards (“restricted stock”) granted were not included in the calculation because all the necessary conditions for vesting had not been satisfied. A total of 14,415,167 share-equivalents of potentially dilutive securities were excluded from the calculation of diluted loss per share for the three and six months ended December 31, 2008 and were comprised of 14,146,000 warrants to purchase one share of the Company’s common stock, 119,167 shares of restricted stock and 150,000 outstanding options.

Subsequent Events

Effective July 1, 2009, the Company adopted the provisions of ASC 855 “Subsequent Events,” which established principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. ASC 855 requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date. Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements under ASC 855. We have evaluated subsequent events for recognition or disclosure through February 16, 2010.

Reclassifications

Certain balances in the prior periods were reclassified to conform to classifications adopted in the current period.

Recently Issued Pronouncements

In November 2008, the FASB issued an accounting standard which enhances the disclosure requirements for separating disclosing information related to individually significant arrangements and disclosing the qualitative and quantitative information on an aggregate basis. This new guidance applies prospectively to revenue arrangements entered into or materially modified in fiscal years beginning on or after December 15, 2009. The accounting standard was subsequently codified into ASC 605-25. The Company is currently evaluating the requirements of ASC 605-25 and its impact on its consolidated financial condition, results of operations and cash flows.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” which is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company is currently evaluating the adoption of this guidance and its impact on its consolidated financial condition, results of operations and cash flows.

The Company does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted would have a material effect on the Company’s consolidated financial statements.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company conducts a major part of its operations from leased facilities, which include airplane hangars and administrative offices. The 15 year hangar lease in Clearwater, Florida expiring in 2020 is classified as an operating lease. The lease provides for rent allocation credits for the first three years. These credits have been netted in rental expense on a straight-line basis over the term of the lease. The Company also has a 15 year lease for its fixed flight based operation in Camarillo, California expiring in 2021 and a 10 year lease for its fixed flight based operation in Caldwell, New Jersey expiring in 2018, which are classified as operating leases.

Most of the Company’s facilities operating leases contain an option to renew at the then fair rental value for periods of five to ten years. These options enable the Company to retain use of facilities in desirable operating areas.

During the second quarter of fiscal 2010, the Company, through an arms-length transaction, transferred its rights to purchase four Piaggio Avanti II aircraft to LW Air LLC pursuant to the existing aircraft purchase agreement between the Company and Piaggio America, Inc. Upon delivery of the aircraft, Piaggio America returned $2.6 million of deposits previously paid on the aircraft by the Company.  Simultaneous with this transaction, the Company entered into an eight-year management agreement for those aircraft and the Company issued 2,373,620 warrants to Lorne Weil, the Managing Member of LW Air LLC (“LW Air”) (see Note 4). By virtue of his ownership of the warrants, Mr. Weil is now a significant beneficial owner of the Company. In addition, since the contractual relationships under the agreements with LW Air were executed following the date that Mr. Weil became a significant beneficial owner, the Company recognizes the transaction as a related party transaction. Pursuant to the agreement between the parties, the Company will manage each aircraft for a monthly fee which is variable based upon aircraft flight hours but will not exceed $56,500 per month. The agreement also allows the Company to enter into short-term leases for the use of the aircraft at a specified dry lease rate per flight hour. Included in the December 31, 2009 prepaid and other current assets balance in the Company’s Condensed Consolidated Balance Sheet is approximately $0.3 million of advance payments made to LW Air for future use of these aircraft.

In addition, the Company leases transportation equipment and data processing equipment under operating leases expiring during the next three years.

Purchase Commitments

On June 20, 2008, Avantair assigned its rights and obligations to purchase twenty Embraer Phenom 100 (“Phenom 100”) aircraft positions to Share 100 Holding Co., LLC (“Share 100”), a wholly-owned subsidiary of Avantair. On the same date, Avantair entered into a membership interest purchase agreement with Executive Air Shares Corporation (EAS), in which EAS purchased the Class A membership of Share 100 and Avantair retained the Class B membership. EAS, as Class A member, has the rights and obligations to purchase the Phenom 100 aircraft with positions one through eighteen and to fund payment due in connection with these aircraft. EAS paid Share 100 approximately $2.47 million in connection with these transactions and made an additional $750,000 capital contribution to Share 100 in December 2008, all of which was, immediately distributed to Avantair. Avantair, as Class B member, has the rights and obligations to purchase aircraft positions nineteen and twenty and to fund payment due in connection with these aircraft. EAS has the option to purchase aircraft nineteen and twenty, which must be exercised by October 1, 2010; if exercised, EAS shall reimburse Avantair for all payments made relative to these aircraft and provide all remaining funds required. In the event that EAS does not exercise the option to purchase aircrafts nineteen and twenty by October 1, 2010, Avantair will have the right and obligation to purchase the nineteenth and twentieth aircraft.  If EAS defaults under its obligations to purchase the aircraft positions, EAS will forfeit all deposits paid for the undelivered aircraft, including the funds distributed to Avantair. Avantair will then be responsible for the rights and obligations of the remaining undelivered aircraft.  If Avantair defaults under its obligations to purchase the last two aircraft positions, any deposits paid by Avantair in connection with the undelivered Class B Aircraft will be forfeited.

As of December 31, 2009, Avantair had contractual commitments to purchase 52 additional Piaggio Avanti II aircraft through 2013. The total commitment, including a recently proposed price escalation, is valued at approximately $330 million.

Financing Commitments- Short-term

Short-term debt consists of the following as of December 31, 2009:

Midsouth Services, Inc (“Midsouth”)	$11,000,000

Midsouth Services, Inc

On April 2, 2009, Avantair entered into two Floor Plan Agreements with Midsouth Services, Inc (“Midsouth”) to replace Midsouth’s existing Floor Plan Agreements dated July 31, 2008.  The new Floor Plan Agreements extended credit to Avantair in an increased amount of $11.6 million to be used towards the purchase of new Piaggio P-180 aircraft.  Each of the new Floor Plan Agreements are similar to the prior Floor Plan Agreements and cover an amount not to exceed $5.8 million for a term of twelve months.  The Company has the sole option to terminate one of the Agreements during the term with ninety days written notice.  The Company has agreed to pay Midsouth a monthly fee of $82,500 for each Floor Plan Agreement during the term. Borrowings outstanding under this arrangement at December 31, 2009 totaled $11.0 million.

 Financing Commitments- Long-term

Long-term debt consists of the following as of December 31, 2009:

Wells Fargo Equipment Finance, Inc.	$2,891,260
Jet Support Services, Inc.	2,762,312
Century Bank, F.S.B.	1,827,341
Wachovia Bank	2,360,468
Other long-term debt	48,316
Midsouth Services, Inc	11,858,474
21,748,171
Less current portion	(4,358,496)
Long-term debt	$17,389,675

Wells Fargo Equipment Finance, Inc.

In February 2005, the Company entered into financing arrangements for the purchase of core aircraft under various notes payable with Wells Fargo Equipment Finance, Inc. The notes outstanding at December 31, 2009 totaled approximately $2.9 million and are payable in monthly installments ranging from $10,644 to $38,480 with interest ranging from 5.96% to 6.12% per annum, through 2012. The notes are collateralized by the aircraft.

CNM, Inc.

In August 2007, the Company and CNM executed a new note agreement which converted an outstanding note obligation of approximately $7.0 million into a term loan payable monthly over three years and bearing interest at 10.0% per annum. The Company accounted for this conversion in accordance with ASC 470-50 “Debt Modification & Extinguishment.”  CNM also assumed a promissory note due to Wells Fargo Bank for $2.9 million which was included as part of this new note agreement. During October 2009, the Company repaid the full amount of the loan of approximately $2.7 million.

Jet Support Services, Inc.

On April 24, 2006, Avantair financed an aircraft maintenance program contract with Jet Support Services, Inc. (“JSSI”) in the amount of $3.4 million. The promissory note provided for seven monthly installments of $145,867 and 53 monthly installments of $45,867, respectively, including interest at 7.0% per year. On April 15, 2008, the Company entered into a financing arrangement with JSSI by means of a $5.5 million promissory note. The new note matures on April 1, 2011 and bears interest at 10.0% per annum, with 35 monthly payments of principal and interest in an amount of $185,127 beginning on June 2, 2008. The new note covered the remaining balance of $0.4 million of the aforementioned promissory note, other costs and fees to be paid by the Company under service agreements with JSSI and related deferred financing costs of approximately $1.0 million which will be amortized over the life of the note using the effective interest method. Upon entering into this payment arrangement and the $5.5 million promissory note, the parties terminated the airframe maintenance contract and have agreed to apply the unamortized prepayment ($1,319,368 at December 31, 2009 and $1,538,175 at June 30, 2009) under the airframe maintenance contract to the engine maintenance program and will amortize this amount over the remaining 37 month term of that program.  Borrowings outstanding under this arrangement at December 31, 2009 totaled approximately $2.8 million.

In addition, the Company entered into another payment arrangement with JSSI by means of a $525,000 promissory note dated July 31, 2008 with five monthly payments of $105,000 commencing August 1, 2008. The note constituted payment of the purchase of airframe parts inventory by the Company from JSSI. The Company repaid the full amount of the term loan in December 2008.

Century Bank, F.S.B.

In August 2007, the Company and Century Bank F.S.B. executed a $2.2 million note agreement for the purchase of one aircraft. The note outstanding at December 31, 2009 totaled approximately $1.8 million and is payable in monthly installments of $27,175 with interest of 8.25% per annum, through August 3, 2012. The note is collateralized by the aircraft.

Wachovia Bank

On October 31, 2007, the Company entered into a financing arrangement for the purchase of one used aircraft at a total purchase price of approximately $4.5 million (inclusive of the value of a flight hour card of 100 hours). Financing was obtained from Wachovia through a note payable of $3.9 million. This debt will be repaid monthly over 7 years at an interest rate of the LIBOR rate plus 4.0%. Borrowings outstanding under this arrangement at December 31, 2009 totaled approximately $2.4 million. During September 2009, the Company received a waiver of compliance with a financial covenant in connection with the note.

Other long-term debt

In October 2009, the Company and Kevco Aviation Inc. executed a $56,614 note agreement for the purchase equipment. The note outstanding at December 31, 2009 totaled approximately $48,316 and is payable in monthly installments of $2,912 with interest of 3.25% per annum, through May 2011.

Capital Lease Transactions

JMMS, Inc.

The Company entered into a sale and leaseback agreement, dated August 11, 2006, with JMMS, LLC (“JMMS”). Under the sale and leaseback agreement, the Company sold 100.0% of its interest in a core aircraft for $4.2 million and leased back 68.8% of the aircraft for a five year term. The proceeds of the sale and leaseback arrangement were used to pay down a line of credit. In March 2007, the Company amended the lease agreement to include a provision for the Company to buy back the aircraft at the expiration of the term. As a result of the amendment, the Company has accounted for the sale and leaseback transaction as a finance lease. JMMS notified the Company of its intention to terminate the sale and leaseback agreement between the parties effective March 1, 2009, at which date, pursuant to the agreement, the Company was required to purchase the aircraft at a cost of no more than the $4.2 million. The closing date of the transaction was extended past March 1, 2009, in consideration for monthly payments to JMMS totaling $1.25 million through December 1, 2009. The total amount of the monthly payments made to JMMS by the Company since March 1, 2009 were deducted from the aircraft purchase price. In addition, during the fourth quarter of fiscal year 2009, the agreement with JMMS matured and therefore has been included in the current portion of long-term debt on the accompanying condensed consolidated balance sheet at June 30, 2009. On December 14, 2009, the Company sold the aircraft to a third party for $2.9 million and paid the remaining outstanding balance of the purchase price to JMMS, and realized a gain of $0.8 million.

 Midsouth Services, Inc.

On October 10, 2007, Avantair acquired a core aircraft under a capital lease obligation with Midsouth.  Under the lease agreement, Midsouth provided funding for the $4.7 million purchase of a pre-owned Piaggio P-180 aircraft and holds title to the Aircraft.  Midsouth leases the Aircraft exclusively to Avantair on a five year lease at 15.0% interest per annum.  The monthly lease payments for the term of the lease are $89,000.  At the end of the five year lease, Avantair shall purchase the Aircraft from Midsouth at the guaranteed residual value in the amount of approximately $2.3 million.  Avantair also has the option to purchase the Aircraft anytime during the lease term at the then current guaranteed residual value as set forth on the amortization schedule without penalty.  The obligation outstanding at December 31, 2009 totaled approximately $4.0 million.

In April 2009, the Company amended the Lease Agreement previously accounted for as an operating lease under ASC Topic 840 “Leases,” dated as of July 31, 2006 between the Company and Midsouth. Pursuant to the amendment, the Company is required to pay $74,900 monthly until August 2011, the expiration of the Lease Agreement. In addition, the Company has agreed to purchase the leased aircraft for approximately $3.0 million from Midsouth within sixty days following the expiration of the term of the Lease Agreement. The lease, as amended, has been classified as a capital lease in the accompanying condensed consolidated balance sheet. The obligation outstanding at December 31, 2009 totaled approximately $3.1 million, net of deferred interest of $0.7 million.

In April 2009, the Company entered into a Lease Agreement, effective April 6, 2009, pursuant to which Midsouth leases a Piaggio P-180 aircraft to the Company for a ten year lease term at $75,000 per month, plus taxes if applicable. The Company is required to provide Midsouth with 100 hours of flight time per year during the lease term. Hours have been accounted for at their fair value and are liquidated as hours are flown.  Midsouth has the sole option to terminate the lease at the end of the fifth year of the term and to require the Company to purchase the leased aircraft for approximately $3.8 million within ninety days of that date.  If this option is not exercised by Midsouth, the lease will continue for the remaining five years of the term and, at the end of the ten year lease, the Company will be required to purchase the aircraft from Midsouth for $0.3 million. The obligation outstanding at December 31, 2009 totaled approximately $4.8 million.

The capital lease obligations are included in long-term debt in the accompanying condensed consolidated balance sheets.

NOTE 4 – EQUITY TRANSACTIONS

As of December 31, 2009, the Company had 26,323,062 shares of the common stock outstanding, 1,058,166 shares of common stock available for future issuance under its 2006 Long-Term Stock Incentive Plan and warrants to purchase 2,829,507 shares outstanding. In addition, as of December 31, 2009, the Company has 152,000 shares of Series A Preferred Shares outstanding.   The   Company has 4,251,857 shares of common stock reserved on its books and records for issuance upon the conversion of the outstanding Series A Preferred Shares. As a result of the sales of shares consummated on June 30, September 25, and October 16, 2009, the conversion price of the Series A Preferred Shares was reduced from $5.15 to $3.57.

On June 30, 2009, Avantair sold 567,200 units at a price of $2.50 per unit to investors in a private placement, generating net proceeds of approximately $1.3 million. Each unit consisted of two shares of common stock and one warrant to purchase one common share. The warrants had an exercise price of $4.00 per share and were exercisable until June 30, 2012. The sale was consummated under the terms of a Securities Purchase Agreement between Avantair and each of the investors. Pursuant to a registration rights agreement, Avantair agreed to use it best efforts to register the shares issued to the investors and the shares underlying the warrants issued to the investors for sale under the Securities Act of 1933, as amended. By agreement between Avantair, the investors in the June 30, 2009 private placement and that offering’s placement agent, the period for additional sales of units was extended until October 15, 2009. On September 25, 2009, the Company sold an additional 250,000 units at a price of $2.50 per unit generating net proceeds of approximately $0.6 million.

In October 2009, the Company sold 8,818,892 shares of common stock to new investors at a price per share of $0.95 for net proceeds of approximately $8 million pursuant to the October 16, 2009 Securities Purchase and Exchange Agreement. In addition, pursuant to the October 16, 2009 Securities Purchase and Exchange Agreement, on October 19, 2009 the Company exchanged the 817,200 outstanding warrants that had been issued to existing investors in the June and September 2009 private placements for an aggregate of 516,127 shares of common stock for no additional consideration.  The October 2009 Securities Purchase and Exchange Agreement terminated the Securities Purchase and Registration Rights Agreement entered into in connection with the June and September 2009 private placements. Subsequent to the closing of the September private placement, the terms of the offer were modified from the price of $2.50 per unit in the first and second private placements to conform to the price in the October private placement of $0.95 per common share.  The exchange represents the equivalent number of shares necessary to cause the per share price paid in the June and September private placements to equal the price per share in the October private placement.  The exchange was recorded at its fair value as an adjustment to paid-in capital and common stock for its par value.

In connection with the October 2009 private placement, Avantair entered into a new Registration Rights Agreement with the investors in the June, September and October private placements. The October 2009 Registration Rights Agreement requires the Company promptly, but not later than 30 days after the closing, to file a registration statement registering for sale the shares issued to the investors and to cause the registration statement to be declared effective on or prior to the 150th day after the filing date, as the Company’s registration statement is being reviewed by the SEC. Under the terms of the Registration Rights Agreement, the Company is obligated to maintain the effectiveness of the sale registration statement until all securities registered thereunder are sold or otherwise can be sold pursuant to Rule 144, without restriction. The Company is required to pay to each investor an amount in cash each month, as partial liquidated damages, equal to 1.5% of the aggregate purchase price paid by such investor in the event of failure (i) to file the registration statement or (ii) to cause the registration statement to be declared effective, in each case by the date described in the Registration Rights Agreement, for so long as such failure continues. In the opinion of management, the Company believes that the registration statement will be declared effective on or prior to the 150th day and therefore has not accrued any liquidated damages.

On October 16, 2009, pursuant to an agreement between EarlyBirdCapital, Inc. and the Company, in consideration for services rendered as placement agent for the Company’s June, September and October 2009 private placements, the Company issued to EarlyBirdCapital, Inc. and its affiliates 455,887 fully vested warrants which expire on June 30, 2012. Each warrant permits the holder to purchase one share of the Company’s common stock at an exercise price of $1.05 per share. The shares issuable upon exercise of the warrants are entitled to registration rights under the October 2009 Registration Rights Agreement. The Company may redeem the warrants at any time on or after October 16, 2011 at the price of $0.01 per warrant, provided that the volume weighted average price of the Company’s common stock has been at least 200.0% of the exercise price of a warrant for any twenty trading days during any consecutive thirty trading day period ending on the third trading day preceding the date of the notice of redemption. The fair value of the warrants calculated in accordance with ASC 820 estimated at $0.46 will be charged to additional paid-in capital. The fair values of the warrants issued were estimated on the date of grant. A Lattice option-pricing model, applying the following assumptions, was used to estimate the fair value for the warrants issued:

Stock Price (1)	$1.15
Exercise Price (2)	$1.05
Interest Rate (1)	1.34	% (4)
Volatility	79.93%
Time to Maturity (2)	2.71 years
Number of Steps (3)	12
Exercise Factor	2.00
Minimum Market Price	$2.10

(1) As of the Valuation Date
(2) Per warrant agreement
(3) Number of quarterly periods in the 2.71 year term.
(4) Based on vesting period on date of grant.

The warrants issued in conjunction with the LW Air transactions (see Note 3) to Lorne Weil, Managing Member of LW Air, provide for the purchase of 2,373,620 shares of the Company’s common stock at an exercise price of $1.25 per share. The warrants expire on October 16, 2012, and the warrants and any underlying shares purchased upon exercise of the warrants may not be sold, transferred, assigned or hypothecated, in whole or in part, at any time on or prior to October 16, 2011, other than to an affiliate of the warrant holder. The Company may redeem the warrants held by Lorne Weil at any time on and after October 16, 2011 at the price of $0.01 per warrant, provided that the volume weighted average price of the Company’s common stock has been at least 300.0% of the exercise price of a warrant for any twenty trading days during any consecutive thirty trading day period ending on the third trading day preceding the date of the notice of redemption. On December 15, 2009, LW Air took delivery of the fourth aircraft and, as such, has satisfied the conditions for vesting of all the warrants. The Company will account for the LW Air transaction and the issuance of the warrants by recording the charges paid to the owner (including the fair value of the warrants calculated in accordance with ASC 820 estimated at $0.34 per warrant) to the Cost of Flight Operations on a straight-line basis ratably over the initial term of the agreement. The fair values of the warrants issued were estimated on the date of grant. A Lattice option-pricing model, applying the following assumptions, was used to estimate the fair value for the warrants issued:

Stock Price (1)	$1.15
Exercise Price (2)	$1.25
Interest Rate (1)	0.015% and 0.066	% (4)
Volatility	78.89%
Time to Maturity (2)	3 years
Number of Steps (3)	156
Suboptimal Exercise Factor	3.00
Minimum Market Price	$3.75

(1) As of the Valuation Date
(2) Per warrant agreement
(3) Number of weeks in a 52 week year over a 3 year period.
(4) Based on vesting period of one and nine weeks.

Due to its limited history as a public company, the Company has estimated expected volatility for the EarlyBirdCapital, Inc and Lorne Weil warrant valuations based on the historical volatility of certain similar companies. The risk-free interest rate assumptions are based upon observed interest rates appropriate for the expected term of the warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Avantair is engaged in the sale of fractional ownership interests and flight hour card usage of professionally piloted aircraft for personal and business use and the management of its aircraft fleet. According to AvData, Avantair is the fifth largest company in the North American fractional aircraft industry. As of February 12, 2010, Avantair operated 55 aircraft within its fleet, which is comprised of 46 aircraft for fractional ownership, 5 company owned core aircraft and 4 leased and company managed aircraft.

Avantair also operates fixed flight based operations (FBO) in Camarillo, California and effective August 1, 2008, in Caldwell, New Jersey. Through these FBOs and its headquarters in Clearwater, Florida, Avantair provides aircraft maintenance, concierge and other services to its customers as well as to the Avantair fleet.

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

Avantair presently sources all of its aircraft from a single manufacturer, Piaggio America, Inc. (“Piaggio”). As of February 12, 2010, Avantair had contractual commitments to purchase 52 additional Piaggio Avanti II aircraft through 2013. The total commitment, including a recently proposed price escalation, is valued at approximately $330 million. The Company’s agreement with Piaggio permits it some flexibility to defer a portion of the aircraft deliveries and the Company has exercised this flexibility at certain times in order to take deliveries in line with the Company’s sales expectations. During the second quarter of fiscal 2010, the Company, through an arms-length transaction, transferred its rights to purchase four Piaggio Avanti II aircraft to LW Air LLC pursuant to the existing aircraft purchase agreement between the Company and Piaggio. Upon delivery of the aircraft, Piaggio returned $2.6 million of deposits previously paid on the aircraft by the Company.  Simultaneous with this transaction, the Company entered into an eight-year management agreement for those aircraft and the Company issued 2,373,620 warrants to Lorne Weil, the Managing Member of LW Air LLC.  Pursuant to the agreement between the parties, the Company will manage each aircraft for a monthly fee which is variable based upon aircraft flight hours but will not exceed $56,500 per month. The agreement also allows the Company to enter into short-term leases for the use of the aircraft at a specified dry lease rate per flight hour.  These aircraft are anticipated to be utilized to satisfy fleet demands of the growing flight hour card and Axis Club Membership Program product lines.

In October 2009, the Company consummated a private sale of its common stock to investors generating net proceeds of approximately $8 million. Together with the proceeds of the private placements consummated in June and September 2009, the Company received total net proceeds of approximately $9.9 million.

The Company’s primary sources of operating funds are the collection of management and maintenance fees from fractional share owners as well as the sale of fractional ownership shares, flight hour cards and, effective January 2009, Axis Club Memberships. Sales by product category follow:

	Unit Sales for the Three Months Ended
	December 31, 2009	December 31, 2008	September 30, 2009	September 30, 2008
New Fractional shares	5	16.5	2	19.5
Flight hour cards	100	53	86	27
Axis Club Memberships	21	N/A	3	N/A

Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and aircraft under management as well as increase the number of flight hour cards and Axis Club Memberships sold. At February 12, 2010, the Company had 29 fractional aircraft shares available for sale. In addition to the cost of acquiring aircraft, Avantair’s primary expenses are related to fuel, aircraft repositioning (i.e., moving an aircraft to another location to accommodate a customer’s need and for demonstration flights for sales purposes), maintenance, charters and insurance. To finance its growth strategy, the Company may continue to actively pursue additional funds through equity financing, including the sale of additional shares of common and preferred stock, asset sales, accelerated payments of maintenance and management fees, debt financing, or a combination thereof.

At December 31, 2009 and June 30, 2009, Avantair had assets of approximately $146.8 million and $164.0 million, respectively. For the three and six months ended December 31, 2009 and the fiscal year ended June 30, 2009, the Company had revenue of approximately $35.8 million, $71.0 million and $136.8 million, respectively, and net losses of approximately $0.2 million, $1.5 million and $4.5 million, respectively. Avantair has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. At December 31, 2009, the Company had approximately $6.8 million of unrestricted cash on hand and assuming there is no change in sales and expense trends experienced since the fourth quarter of fiscal 2009, the Company believes that its cash on hand is sufficient to continue operations for the foreseeable future.

Critical Accounting Policies and Estimates

As discussed in our Form 10-K for the fiscal year ended June 30, 2009, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and estimation. The judgments, or the methodology on which the judgments are made, are reviewed with the Audit Committee.

Revenue Recognition

Avantair is engaged in the sale and management of fractional ownerships of professionally piloted aircraft for personal and business use and access to its aircraft fleet through either 15 or 25 hour flight hour cards (either individually or through the Company’s Axis Club Membership program). In the case of fractional ownership sales, the aircraft are sold in one-sixteenth shares or multiples thereof. The management agreement grants the customer an undivided interest in a specified aircraft. When a customer purchases a fractional share, they are also required to enter into a five-year management and maintenance agreement which grants the customer the right to the use of the aircraft for a specified number of hours each year. Under the terms of the maintenance and management agreement, the Company agrees to manage, operate and maintain the aircraft on behalf of the customer in exchange for a fixed monthly fee which is recognized ratably over the term of the agreement, usually five years. If a customer prepays its management and maintenance fee for a period of one year or longer, the prepayment is recorded as unearned revenue and amortized into revenue on a monthly basis in accordance with the schedule provided for within each agreement. Flight hour cards provide customers with a fixed number of flight hours for a fixed fee. The Company defers the entire amount paid and recognizes revenue on an incremental basis as aircraft hours are flown. Axis Club Membership fees are paid in advance, deferred and recognized over the three year membership term. Similar to standard flight hour card sales, payment for flight hour cards sold through the Axis Club Membership program are collected in advance of access to the aircraft fleet, deferred and recognized as revenue on an incremental basis over the three year membership term.

Fractional Aircraft Shares Sales

The Company does not have objective evidence to determine the fair value and allocate fractional share revenue from that generated from the management and maintenance agreement, and, as a result, has adopted the provisions of ASC 605-25 “Multiple- Element Arrangements” to account for the sale of fractional shares of aircraft. Accordingly, as the sales of the fractional shares cannot be separated from the underlying maintenance and management agreement, fractional share sale revenue is recognized ratably over the five-year life of the maintenance and management agreement. The period in which revenue is recognized will be evaluated on a periodic basis. Factors that impact management’s assessment of the most appropriate period of revenue recognition will include, but not be limited to, customer turnover, terms and conditions of the related fractional share sale, maintenance arrangements as well as any other factor that could impact revenue.

Aircraft Costs Related To Fractional Sales

The Company reflects aircraft costs related to the sale of fractional aircraft shares. As a result of the adoption of ASC 605-25, the Company recognizes revenue from the sale of fractional shares as income over the five-year period. The aircraft costs related to sales of fractional shares consist of the cost of the aircraft and are recorded as an asset and recognized as the cost of aircraft shares sold over the five-year period.

Maintenance Expense Policy

The Company uses the direct expensing method of accounting for non-refurbishment aircraft maintenance. Engine maintenance is performed by third parties under contracts which transfer risk, and related costs are expensed as incurred. Airframe maintenance is performed in-house and related costs are expensed as incurred. Refurbishments of the interiors of the aircraft, which extend the life of the aircraft, are capitalized and amortized over the estimated life of three years.

Stock-Based Compensation

The Company accounts for share-based compensation to employees and directors in accordance with ASC 718 “Compensation- Stock Compensation,” which requires the recognition of compensation expense for employee stock options and other share-based payments. Under ASC 718, expense related to employee stock options and other share-based payments is recognized over the relevant service period based on the fair value of each stock option grant. In addition, the Company recognizes in its Condensed Consolidated Statements of Operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. Compensation expense for equity-based awards is recognized over the requisite service period, usually the vesting period on a straight line basis, while compensation expense for liability-based awards (those usually settled in cash rather than stock) is measured to fair-value at each balance sheet date until the award is settled.

Results of Operations

Three Months Ended December 31, 2009 Compared with Three Months Ended December 31, 2008

Revenues for the three months ended December 31, 2009 were $35.8 million, an increase of 1.0% from $35.4 million for the three months ended December 31, 2008. This increase was the result of a 21.9% decrease in the revenue generated from the sale of fractional aircraft shares to $11.2 million for the three months ended December 31, 2009 from $14.4 for the comparable 2008 period, offset by an increase of 3.3% in maintenance and management fees to $18.3 million for the three months ended December 31, 2009 from $17.7 for the comparable 2008 period, an increase of 134.1% in flight hour card and Axis Club Membership revenue to $5.0 million for the three months ended December 31, 2009 from $2.1 million for the comparable 2008 period, and an increase of 4.7% in other revenue to $1.3 million for the three months ended December 31, 2009 from $1.2 million for the comparable 2008 period.

Revenue from the sale of fractional aircraft shares decreased due to the full amortization of revenue from shares sold in prior periods, partially offset by an increase of 0.6% in the average number of total fractional shares through December 31, 2009 from the comparable 2008 period.

The increase in revenue from maintenance and management fees is primarily due to a 0.6% increase in the average number of fractional shares through December 31, 2009 from the comparable 2008 period, coupled with an increase in the average monthly management fee per shareowner.

Flight hour card revenue and Axis Club Membership revenue increased $2.9 million primarily due to an increase in flight hour card sales as a result of the greater acceptance of time card travel in the existing economy compared to fractional ownership and the timing of flight hour card utilization by owners during the three months ended December 31, 2009 from the comparable 2008 period.

Other revenue was relatively consistent between the two periods due to increased fuel and remarketing revenue offset by a decrease in demonstration revenue. Demonstration flights that generate demonstration revenue are in anticipation of a fractional share sale, but not for flight hour time card sales. Demonstration revenue therefore decreased because of the decrease in fractional share sales, despite the increases in flight hour time card sales.

Operating expenses for the three months ended December 31, 2009 were 4.6% lower than the three months ended December 31, 2008, with total operating expenses of $34.4 million compared to $36.0 million, respectively. The cost of fractional aircraft shares sold decreased to $9.5 million for the three months ended December 31, 2009 from $12.3 million for the three months ended December 31, 2008, due to the full amortization of costs that had been deferred from shares sold in prior periods, partially offset by a 0.6% increase in the average number of fractional shares sold through December 31, 2009 from fractional shares sold through December 31, 2008. The gain on sale of assets related to a nonrecurring gain recognized on the sale of one of the Company’s core aircraft during the three months ended December 31, 2009, with no gain realized in the comparable 2008 period. The cost of flight operations, together with the cost of fuel, increased 8.1% to $16.7 million for the three months ended December 31, 2009 from $15.5 million for the three months ended December 31, 2008, primarily due to:

•
an increase in maintenance expense as a result of an increase in fleet size and flight hours, partially offset by decreases in insurance expense and aircraft lease expense as a result of the conversion of a Company leased aircraft to a Company core aircraft; and

•	a $0.3 million increase in cost of fuel due to an increase in flight hours offset by a decrease in the per gallon cost of fuel.

General and administrative expenses increased 7.0% to $6.2 million for the three months ended December 31, 2009 from $5.8 million for the three months ended December 31, 2008, primarily due to a $0.4 million increase in payroll and related expenses and a $0.3 million increase in expenses related to fixed based operations primarily as a result to increased volume of fuel sales, partially offset by decreases of $0.1 million in computer expenses due to implementation of financial application software in the prior year and other decreases due to the result of cost saving initiatives.

Selling expenses increased 24.6% to $1.4 million for the three months ended December 31, 2009 from $1.1 million for the three months ended December 31, 2008 due to an increase in commission expenses as a result of increased flight hour card sales.

Income from operations was $1.4 million for the three months ended December 31, 2009, an increase from $0.6 million loss from operations for the three months ended December 31, 2008 for the reasons set forth above.

Interest expense increased 22.6% to $1.6 million for the three months ended December 31, 2009 from $1.3 million for the three months ended December 31, 2008, due to an increase in the weighted average interest rate on debt outstanding for the three months ended December 31, 2009 from the comparable 2008 period.

Net loss decreased to $0.2 million for the three months ended December 31, 2009 compared to $1.9 million for the three months ended December 31, 2008 due to the decrease in loss from operations partially offset by the increase in total other expense discussed above.

Six Months Ended December 31, 2009 Compared with Six Months Ended December 31, 2008

Revenues for the six months ended December 31, 2009 were $71.0 million, an increase of 4.2% from $68.1 million for the six months ended December 31, 2008. This increase was the result of a 13.6% decrease in the revenue generated from the sale of fractional aircraft shares to $23.2 million for the six months ended December 31, 2009 from $26.9 for the comparable 2008 period, offset by an increase of 4.3% in maintenance and management fees to $36.3 million for the six months ended December 31, 2009 from $34.8 for the comparable 2008 period, an increase of 96.7% in flight hour card and Axis Club Membership revenue to $8.8 million for the six months ended December 31, 2009 from $4.5 million for the comparable 2008 period, and an increase of 36.4% in other revenue to $2.7 million for the six months ended December 31, 2009 from $2.0 million for the comparable 2008 period.

Revenue from the sale of fractional aircraft shares decreased due to the full amortization of revenue from shares sold in prior periods, partially offset by an increase of 0.6% in the average number of total fractional shares through December 31, 2009 from the comparable 2008 period.

The increase in revenue from maintenance and management fees is primarily due to a 0.6% increase in the average number of fractional shares through December 31, 2009 from the comparable 2008 period, coupled with an increase in the average monthly management fee per shareowner.

Flight hour card revenue and Axis Club Membership revenue increased $4.3 million primarily due to an increase in flight hour card sales as a result of the greater acceptance of time card travel in the existing economy compared to fractional ownership and the timing of flight hour card utilization by owners during the six months ended December 31, 2009 from the comparable 2008 period.

Other revenue increased 36.4% to $2.7 million for the six months ended December 31, 2009 from $2.0 million for the six months ended December 31, 2008, due to increased fuel and remarketing revenue offset by a decrease in demonstration revenue. Demonstration flights that generate demonstration revenue are in anticipation of a fractional share sale, but not for flight hour time card sales. Demonstration revenue therefore decreased because of the decrease in fractional share sales, despite the increases in flight hour time card sales.

Operating expenses for the six months ended December 31, 2009 were 1.8% lower than the six months ended December 31, 2008, with total operating expenses of $69.3 million compared to $70.6 million, respectively. The cost of fractional aircraft shares sold decreased to $19.7 million for the six months ended December 31, 2009 from $22.9 million for the six months ended December 31, 2008, due to the full amortization of costs that had been deferred from shares sold in prior periods, partially offset by a 0.6% increase in the average number of fractional shares sold through December 31, 2009 from fractional shares sold through December 31, 2008. The gain on sale of assets related to a nonrecurring gain recognized on the sale of one of the Company’s core aircraft during the six months ended December 31, 2009, with no gain realized in the comparable 2008 period. The cost of flight operations, together with the cost of fuel, increased 3.1% to $32.8 million for the six months ended December 31, 2009 from $31.8 million for the six months ended December 31, 2008, primarily due to:

•
an increase in maintenance expense as a result of an increase in fleet size and flight hours, partially offset by decreases in insurance expense and aircraft lease expense as a result of the conversion of a Company leased aircraft to a Company core aircraft; and

•	a $0.5 million increase in cost of fuel due to an increase in flight hours offset by a decrease in the per gallon cost of fuel.

General and administrative expenses increased 9.1% to $12.5 million for the six months ended December 31, 2009 from $11.5 million for the six months ended December 31, 2008, primarily due to a $0.9 million increase in payroll and related expenses, and a $0.5 million increase in expenses related to fixed based operations primarily as a result to increased volume of fuel sales, partially offset by decreases of $0.1 million in computer expenses due to implementation of financial application software in the prior year and other decreases due to the result of cost saving initiatives.

Selling expenses increased 17.4% to $2.4 million for the six months ended December 31, 2009 from $2.0 million for the six months ended December 31, 2008 due to an increase in commission expenses as a result of increased flight hour card sales.

Income from operations was $1.6 million for the six months ended December 31, 2009, an increase from $2.5 million loss from operations for the six months ended December 31, 2008 for the reasons set forth above.

Interest expense increased 18.1% to $3.2 million for the six months ended December 31, 2009 from $2.7 million for the six months ended December 31, 2008, due to an increase in the weighted average interest rate on debt outstanding for the six months ended December 31, 2009 from the comparable 2008 period.

Net loss decreased to $1.5 million for the six months ended December 31, 2009 compared to $5.2 million for the six months ended December 31, 2008 due to the decrease in loss from operations partially offset by the increase in total other expense discussed above.

Liquidity and Capital Resources

Avantair’s primary sources of liquidity have been cash provided by operations, cash raised from its equity offering as Ardent Acquisition Corp., cash provided from its debt facilities, cash raised in the preferred and common stock offerings, and other asset- based borrowing (see Note 4 to the Company’s condensed consolidated financial statements for the quarterly period ended December 31, 2009). The Company uses its cash primarily to fund losses from operations, deposits made on aircraft, leasehold improvements, and to fund the purchase of core aircraft and aircraft which are to be fractionalized. Cash generated from operations has not been sufficient to provide for all the working capital needed to meet Avantair’s requirements. At December 31, 2009 and June 30, 2009, Avantair had a working capital deficit of approximately $38.3 million and $49.2 million, respectively, and a stockholders’ deficit of approximately $29.0 million and $36.0 million, respectively. As of December 31, 2009, cash and cash equivalents amounted to approximately $6.8 million and total assets to $147.1 million. The cash and cash equivalent balance increased $3.1 million from June 30, 2009 and total assets decreased $17.3 million. The increase in cash and cash equivalents occurred primarily as a result of cash received from the sale of fractional shares, flight hour cards, Axis Club Memberships, fuel and rent, collection of maintenance and management fees and other receipts including proceeds from the sale of the Company’s common stock. In October 2009, in its last tranche of its private placement, Avantair sold 8,818,892 shares at a price of $0.95 per share generating net proceeds of approximately $8 million (See Note 4 to the Company’s condensed consolidated financial statements for the quarterly period ended December 31, 2009). During the second quarter of fiscal 2010, the Company, through an arms-length transaction, transferred its rights to purchase four Piaggio Avanti II aircraft to LW Air LLC pursuant to the existing aircraft purchase agreement between the Company and Piaggio. In connection with the arms-length transaction with LW Air LLC (detailed above), the Company entered into an eight-year management agreement for those aircraft and the Company issued 2,373,620 warrants to Lorne Weil, the Managing Member of LW Air LLC.  Pursuant to the agreement between the parties, the Company will manage each aircraft for a monthly fee which is variable based upon aircraft flight hours but will not exceed $56,500 per month. The agreement also allows the Company to enter into short-term leases for the use of the aircraft at a specified dry lease rate per flight hour.  These aircraft are anticipated to be utilized to satisfy fleet demands of the growing flight hour card and Axis Club Membership Program product lines. However, there can be no assurance that membership program sales will be sufficient to compensate for a decrease in fractional share sales, or that financing of additional aircraft to be acquired to service this program will be available. Upon delivery of the aircraft, Piaggio returned to the Company $2.6 million of deposits previously paid on the aircraft by the Company. In addition, on December 14, 2009, the Company sold one of its aircraft to a third party for $2.9 million. Partially offsetting these receipts are cash disbursements of $2.0 million in payments for deposits on future aircraft deliveries, and $9.9 million repayment of debt, in addition to expenditures for the cost of operations, including insurance and capital and leasehold improvements.

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

Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and aircraft under management as well as increase the number of flight hour cards and Axis Club Memberships sold. At February 12, 2010, the Company had 29 fractional aircraft shares available for sale. In addition to the cost of acquiring aircraft, Avantair’s primary expenses are related to fuel, aircraft repositioning (i.e., moving an aircraft to another location to accommodate a customer’s need and for demonstration flights for sales purposes), maintenance, charters and insurance. To finance its growth strategy, the Company may continue to actively pursue additional funds through equity financing, including the sale of additional shares of common and preferred stock, asset sales, accelerated payments of maintenance and management fees, debt financing, or a combination thereof.

At December 31, 2009 and June 30, 2009, Avantair had assets of approximately $146.8 million and $164.0 million, respectively. For the three and six months ended December 31, 2009 and the fiscal year ended June 30, 2009, the Company had revenue of approximately $35.8 million, $71.0 million and $136.8 million, respectively, and net losses of approximately $0.2 million, $1.5 million and $4.5 million, respectively. Avantair has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. At December 31, 2009, the Company had approximately $6.8 million of unrestricted cash on hand and assuming there is no change in sales and expense trends experienced since the fourth quarter of fiscal 2009, the Company believes that its cash on hand is sufficient to continue operations for the foreseeable future.

Financing Arrangements

Avantair’s financing arrangements at December 31, 2009, are described below:

Wells Fargo Equipment Finance, Inc.	$2,891,260
Jet Support Services, Inc.	2,762,312
Century Bank, F.S.B.	1,827,341
Wachovia Bank	2,360,468
Other long-term debt	48,316
Midsouth Services, Inc	11,858,474
$21,748,171

Wells Fargo Equipment Finance, Inc.: In February 2005, the Company entered into financing arrangements for the purchase of core aircraft under various notes payable with Wells Fargo Equipment Finance, Inc. The notes outstanding at December 31, 2009 totaled approximately $2.9 million and are payable in monthly installments ranging from $10,644 to $38,480 with interest ranging from 5.96% to 6.12% per annum, through 2012. The notes are collateralized by the aircraft.

CNM, Inc.: In August 2007, the Company and CNM executed a new note agreement which converted an outstanding note obligation of approximately $7.0 million into a term loan payable monthly over three years and bearing interest at 10.0% per annum. The Company accounted for this conversion in accordance with ASC 470-50 “Debt Modification & Extinguishment.”  CNM also assumed a promissory note due to Wells Fargo Bank for $2.9 million which was included as part of this new note agreement. During October 2009, the Company repaid the full amount of the loan of approximately $2.7 million.

Jet Support Services, Inc.: On April 24, 2006, Avantair financed an aircraft maintenance program contract with Jet Support Services, Inc. (“JSSI”) in the amount of $3.4 million. The promissory note provided for seven monthly installments of $145,867 and 53 monthly installments of $45,867, respectively, including interest at 7.0% per year. On April 15, 2008, the Company entered into a financing arrangement with JSSI by means of a $5.5 million promissory note. The new note matures on April 1, 2011 and bears interest at 10.0% per annum, with 35 monthly payments of principal and interest in an amount of $185,127 beginning on June 2, 2008. The new note covered the remaining balance of $0.4 million of the aforementioned promissory note, other costs and fees to be paid by the Company under service agreements with JSSI and related deferred financing costs of approximately $1.0 million which will be amortized over the life of the note using the effective interest method. Upon entering into this payment arrangement and the $5.5 million promissory note, the parties terminated the airframe maintenance contract and have agreed to apply the unamortized prepayment ($1,538,175 at June 30, 2009) under the airframe maintenance contract to the engine maintenance program and will amortize this amount over the remaining 37 month term of that program.  Borrowings outstanding under this arrangement at December 31, 2009 totaled approximately $2.8 million.

In addition, the Company entered into another payment arrangement with JSSI by means of a $525,000 promissory note dated July 31, 2008 with five monthly payments of $105,000 commencing August 1, 2008. The note constituted payment of the purchase of airframe parts inventory by the Company from JSSI. The Company repaid the full amount of the term loan in December 2008.

Century Bank, F.S.B.: In August 2007, the Company and Century Bank F.S.B. executed a $2.2 million note agreement for the purchase of one aircraft. The note outstanding at December 31, 2009 totaled approximately $1.8 million and is payable in monthly installments of $27,175 with interest of 8.25% per annum, through August 3, 2012. The note is collateralized by the aircraft.

Wachovia Bank: On October 31, 2007, the Company entered into a financing arrangement for the purchase of one used aircraft at a total purchase price of approximately $4.5 million (inclusive of the value of a flight hour card of 100 hours). Financing was obtained from Wachovia through a note payable of $3.9 million. This debt will be repaid monthly over 7 years at an interest rate of the LIBOR rate plus 4.0%. Borrowings outstanding under this arrangement at December 31, 2009 totaled approximately $2.4 million. During September 2009, the Company received a waiver of compliance with a financial covenant in connection with the note.

Other long-term debt: In October 2009, the Company and Kevco Aviation Inc. executed a $56,614 note agreement for the purchase equipment. The note outstanding at December 31, 2009 totaled approximately $48,316 and is payable in monthly installments of $2,912 with interest of 3.25% per annum, through May 2011.

JMMS, Inc.: The Company entered into a sale and leaseback agreement, dated August 11, 2006, with JMMS, LLC (“JMMS”). Under the sale and leaseback agreement, the Company sold 100.0% of its interest in a core aircraft for $4.2 million and leased back 68.8% of the aircraft for a five year term. The proceeds of the sale and leaseback arrangement were used to pay down a line of credit. In March 2007, the Company amended the lease agreement to include a provision for the Company to buy back the aircraft at the expiration of the term. As a result of the amendment, the Company has accounted for the sale and leaseback transaction as a finance lease. JMMS notified the Company of its intention to terminate the sale and leaseback agreement between the parties effective March 1, 2009, at which date, pursuant to the agreement, the Company was required to purchase the aircraft at a cost of no more than the $4.2 million. The closing date of the transaction was extended past March 1, 2009, in consideration for monthly payments to JMMS totaling $1.25 million through December 1, 2009. The total amount of the monthly payments made to JMMS by the Company since March 1, 2009 were deducted from the aircraft purchase price. In addition, during the fourth quarter of fiscal year 2009, the agreement with JMMS matured and therefore has been included in the current portion of long-term debt on the accompanying condensed consolidated balance sheet at June 30, 2009. On December 14, 2009, the Company sold the aircraft to a third party for $2.9 million and paid the remaining outstanding balance of the purchase price to JMMS, and realized a gain of $0.8 million.

            Midsouth Services, Inc.: On October 10, 2007, Avantair acquired a core aircraft under a capital lease obligation with Midsouth.  Under the lease agreement, Midsouth provided funding for the $4.7 million purchase of a pre-owned Piaggio P-180 aircraft and holds title to the Aircraft.  Midsouth leases the Aircraft exclusively to Avantair on a five year lease at 15.0% interest per annum.  The monthly lease payments for the term of the lease are $89,000.  At the end of the five year lease, Avantair shall purchase the Aircraft from Midsouth at the guaranteed residual value in the amount of approximately $2.3 million.  Avantair also has the option to purchase the Aircraft anytime during the lease term at the then current guaranteed residual value as set forth on the amortization schedule without penalty.  The obligation outstanding at December 31, 2009 totaled approximately $4.0 million.

In April 2009, the Company amended the Lease Agreement previously accounted for as an operating lease under ASC Topic 840 “Leases,” dated as of July 31, 2006 between the Company and Midsouth. Pursuant to the amendment, the Company is required to pay $74,900 monthly until August 2011, the expiration of the Lease Agreement. In addition, the Company has agreed to purchase the leased aircraft for approximately $3.0 million from Midsouth within sixty days following the expiration of the term of the Lease Agreement. The lease, as amended, has been classified as a capital lease in the accompanying condensed consolidated balance sheet. The obligation outstanding at December 31, 2009 totaled approximately $3.1 million, net of deferred interest of $0.7 million.

In April 2009, the Company entered into a Lease Agreement, effective April 6, 2009, pursuant to which Midsouth leases a Piaggio P-180 aircraft to the Company for a ten year lease term at $75,000 per month, plus taxes if applicable. The Company is required to provide Midsouth with 100 hours of flight time per year during the lease term. Hours have been accounted for at their fair value and are liquidated as hours are flown.  Midsouth has the sole option to terminate the lease at the end of the fifth year of the term and to require the Company to purchase the leased aircraft for approximately $3.8 million within ninety days of that date.  If this option is not exercised by Midsouth, the lease will continue for the remaining five years of the term and, at the end of the ten year lease, the Company will be required to purchase the aircraft from Midsouth for $0.3 million. The obligation outstanding at December 31, 2009 totaled approximately $4.8 million.

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

Interest Rate Risk

Avantair is subject to market risk from exposure to changes in interest rates associated with its debt facility with Wachovia Bank. The current liability, pursuant to which Avantair is obligated to pay Wachovia Bank, has an interest rate that is equal to the LIBOR rate plus 4.0%. At December 31, 2009, the liabilities of Avantair with exposure to interest rate risk were approximately $2.4 million.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation, it was concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level and are designed to ensure that the information required to be disclosed in SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

Changes to Internal Control Over Financial Reporting

There has been no change, other than those noted above, in the internal controls over financial reporting during the three months ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.

From time to time, the Company is party to various legal proceedings in the normal course of business. It is expected that these claims would be covered by insurance subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. As of December 31, 2009, there were no legal proceedings which the Company would anticipate having a material adverse effect on its financial position, results of operations or cash flows.

Item 1A. Risk Factors.

There have been no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 16, 2009, the Company entered into a Securities Purchase and Exchange Agreement (the “Purchase Agreement”) with the investors party thereto (the “Investors”) in connection with a PIPE (Private Investment in a Public Entity) financing.  Pursuant to the Purchase Agreement, certain new investors purchased 8,818,892 shares of common stock in a private placement for gross proceeds of approximately $8.4 million, or $10.4 million when combined with the proceeds of two prior placements consummated in June and September 2009.  The Company intends to use the net proceeds from this financing transaction to retire approximately $6.0 million of debt, for working capital and general corporate purposes.

Under the terms of the Purchase Agreement, Avantair sold 8,818,892 shares of common stock to the new investors at a price per share of $0.95.  In addition, pursuant to the Purchase Agreement, the Company exchanged the 817,200 outstanding warrants that had been issued to existing investors in the two prior private placements for an aggregate of 516,127 shares of common stock.  The Purchase Agreement terminated the purchase agreement and registration rights agreement entered into in connection with the June and September 2009 private placements.  The securities were issued in a private placement in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Section 3(a)(9) under the Securities Act of 1933, as amended. Avantair did not engage in any general solicitation or advertisement for the issuance of these securities.

On October 16, 2009, pursuant to an agreement between EarlyBirdCapital, Inc. and the Company, in consideration for services rendered as placement agent for the Company’s June, September and October 2009 private placements, the Company issued to EarlyBirdCapital, Inc. and its affiliates 455,887 fully vested warrants which expire on June 30, 2012. Each warrant permits the holder to purchase one share of the Company’s common stock at an exercise price of $1.05 per share. The shares issuable upon exercise of the warrants are entitled to registration rights under the October 2009 Registration Rights Agreement. The Company may redeem the warrants at any time on or after October 16, 2011 at the price of $0.01 per warrant, provided that the volume weighted average price of the Company’s common stock has been at least 200.0% of the exercise price of a warrant for any twenty trading days during any consecutive thirty trading day period ending on the third trading day preceding the date of the notice of redemption. The fair value of the warrants of $209,708 (see Note 4 to the Company’s condensed consolidated financial statements for the quarterly period ended December 31, 2009) has been charged to additional paid-in capital.

During the second quarter of fiscal 2010, the Company, through an arms-length transaction, transferred its rights to purchase four Piaggio Avanti II aircraft to LW Air LLC pursuant to the existing aircraft purchase agreement between the Company and Piaggio America, Inc. Upon delivery of the aircraft, Piaggio America returned $2.6 million of deposits previously paid on the aircraft by the Company.  Simultaneous with this transaction, the Company entered into an eight-year management agreement for those aircraft and the Company issued 2,373,620 warrants to Lorne Weil, the Managing Member of LW Air LLC.  Pursuant to the agreement between the parties, the Company will manage each aircraft for a monthly fee which is variable based upon aircraft flight hours but will not exceed $56,500 per month. The agreement also allows the Company to enter into short-term leases for the use of the aircraft at a specified dry lease rate per flight hour.

The warrants issued in conjunction with the LW Air transactions to Lorne Weil, Managing Member of LW Air, provide for the purchase of 2,373,620 shares of the Company’s common stock at an exercise price of $1.25 per share. The warrants expire on October 16, 2012, and the warrants and any underlying shares purchased upon exercise of the warrants may not be sold, transferred, assigned or hypothecated, in whole or in part, at any time on or prior to October 16, 2011, other than to an affiliate of the warrant holder. The Company may redeem the warrants held by Lorne Weil at any time on and after October 16, 2011 at the price of $0.01 per warrant, provided that the volume weighted average price of the Company’s common stock has been at least 300.0% of the exercise price of a warrant for any twenty trading days during any consecutive thirty trading day period ending on the third trading day preceding the date of the notice of redemption. The Company has accounted for the LW Air transaction and the issuance of the warrants by recording the charges paid to the owner, including the fair value of the warrants of $807,031 (see Note 4 to the Company’s condensed consolidated financial statements for the quarterly period ended December 31, 2009) to the Cost of Flight Operations on a straight-line basis ratably over the initial term of the agreement.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders through the solicitation of proxies or otherwise during the quarter ended December 31, 2009.

 Item 6. Exhibits.

See exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

February 16, 2010

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