Form 10-Q
period 2010-03-31
Avantair, Inc
filed 2010-05-13
CIK 1303849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2010

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

As of May 12, 2010, there were 26,333,613 shares of the Company’s common stock, $.0001 par value per share, outstanding.

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

Table of Contents

i

PART I

Item 1. Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS

	March 31,	June 30,
	2010	2009
	(Unaudited)	(Note 2)
CURRENT ASSETS
Cash and cash equivalents	$7,295,116	$3,773,789
Accounts receivable, net of allowance for doubtful accounts of $154,146 at March 31, 2010 and $187,842 at June 30, 2009	10,050,611	5,711,055
Inventory	142,671	140,997
Current portion of aircraft costs related to fractional share sales	30,822,339	36,910,206
Notes receivable	-	272,731
Prepaid expenses and other current assets	2,750,274	1,278,506

Total current assets	51,061,011	48,087,284

Aircraft costs related to fractional share sales, net of current portion	47,913,319	70,199,786

Property and equipment, at cost, net of accumulated depreciation and amortization of $15,491,824 at March 31, 2010 and $11,695,228 at June 30, 2009	23,702,343	29,842,365

OTHER ASSETS
Cash - restricted	2,357,721	2,352,337
Deposits on aircraft	8,075,850	9,264,890
Deferred maintenance on aircraft engines	696,150	1,538,175
Goodwill	1,141,159	1,141,159
Other assets	2,869,159	1,639,407

Total other assets	15,140,039	15,935,968

Total assets	$137,816,712	$164,065,403

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' DEFICIT

	March 31,	June 30,
	2010	2009
	(Unaudited)	(Note 2)
CURRENT LIABILITIES
Accounts payable	$5,190,240	$7,307,320
Accrued liabilities	4,703,578	5,010,745
Customer deposits	2,660,003	1,282,936
Short-term debt	11,000,000	11,500,000
Current portion of long-term debt	4,474,649	11,020,590
Current portion of deferred revenue related to fractional aircraft share sales	35,680,102	43,385,779
Unearned management fee, flight hour card and Axis Club Membership revenues	27,242,328	17,807,796

Total current liabilities	90,950,900	97,315,166

Long-term debt, net of current portion	16,326,114	20,111,011

Deferred revenue related to fractional aircraft share sales, net of current portion	42,074,851	65,071,197

Deferred revenue related to Axis Club Membership sales, net of current portion	1,289,582	333,271
Other liabilities	2,734,972	2,714,058

Total long-term liabilities	62,425,519	88,229,537

Total liabilities	153,376,419	185,544,703

COMMITMENTS AND CONTINGENCIES

Series A convertible preferred stock, $.0001 par value, authorized 300,000 shares; 152,000 shares issued and outstanding	14,595,574	14,528,383

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, authorized 700,000 shares; none issued	-	-
Common stock, Class A, $.0001 par value, 75,000,000 shares authorized, 26,333,613 shares issued and outstanding at March 31, 2010 and 16,463,615 shares issued and outstanding at June 30, 2009	2,633	1,646
Additional paid-in capital	56,912,815	47,667,493
Accumulated deficit	(87,070,729)	(83,676,822)

Total stockholders' deficit	(30,155,281)	(36,007,683)

Total liabilities and stockholders' deficit	$137,816,712	$164,065,403

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Revenue
Fractional aircraft sold	$10,458,376	$12,611,388	$33,664,521	$39,477,850
Maintenance and management fees	18,329,491	18,027,667	54,594,085	52,807,156
Flight hour card and Axis Club Membership revenue	5,683,548	2,904,058	14,518,782	6,502,851
Other revenue	1,538,020	1,109,582	4,201,888	3,955,678

Total revenue	36,009,435	34,652,695	106,979,276	102,743,535

Operating expenses
Cost of fractional aircraft shares sold	8,958,823	10,692,513	28,636,220	33,620,690
Cost of flight operations	13,884,386	12,792,261	39,608,930	37,001,228
Vendor service reimbursement	-	(2,951,867)	-	(2,951,867)
Gain on sale of assets	-	-	(897,595)	-
Cost of fuel	3,558,323	2,956,377	10,610,995	10,529,802
General and administrative expenses	6,443,599	5,962,230	18,978,745	17,451,537
Selling expenses	1,348,546	712,736	3,715,491	2,729,170
Depreciation and amortization	1,314,870	1,240,262	4,181,661	3,640,783
Total operating expenses	35,508,547	31,404,512	104,834,447	102,021,343

Income from operations	500,888	3,248,183	2,144,829	722,192

Other income (expenses)
Interest and other income	7,234	13,711	25,019	41,120
Interest expense	(1,281,626)	(1,439,661)	(4,492,399)	(4,156,844)
Total other expenses	(1,274,392)	(1,425,950)	(4,467,380)	(4,115,724)

Net income (loss)	(773,504)	1,822,233	(2,322,551)	(3,393,532)

Preferred stock dividend and accretion of expenses	(364,189)	(364,053)	(1,138,547)	(1,127,670)
Net income (loss) attributable to common stockholders	$(1,137,693)	$1,458,180	$(3,461,098)	$(4,521,202)

Income (loss) per common share:
Basic and diluted	$(0.04)	$0.10	$(0.15)	$(0.30)

Weighted-average common shares outstanding:
Basic and diluted	26,327,827	15,289,929	22,457,292	15,297,410

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders' Deficit
Nine Months Ended March 31, 2010
(Unaudited)

	Class A		Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2009	16,463,615	$1,646	$47,667,493	$(83,676,822)	$(36,007,683)

Stock-based compensation			287,902		287,902

Dividend on Series A convertible preferred stock				(1,071,356)	(1,071,356)

Accretion of issuance costs			(67,191)		(67,191)

Issuance of shares in connection with vested restricted stock, net of shares surrendered in lieu of payroll taxes	34,978	3	(15,810)		(15,807)

Issuance of warrants in consideration for services rendered in private placement	-	-	209,708		209,708

Issuance of warrants in connection with operating lease obligation	-	-	807,031		807,031

Sale of common stock in connection with private sale, net of expenses associated with registration of shares	9,835,020	984	8,023,682		8,024,666

Net loss				(2,322,551)	(2,322,551)

Balance at March 31, 2010	26,333,613	$2,633	$56,912,815	$(87,070,729)	$(30,155,281)

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
OPERATING ACTIVITIES:
Net loss	$(2,322,551)	$(3,393,532)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,181,661	3,640,783
Amortization of deferred interest related to capital lease obligation	286,426	-
Stock-based compensation	287,902	292,207
Gain on sale of assets	(897,595)	-
Bad debt expense (recoveries)	33,696	(28,672)

Changes in operating assets and liabilities:
Accounts receivable	(4,373,252)	641,296
Inventory	(1,674)	127,219
Deposits on aircraft	1,189,040	(434,647)
Deferred maintenance agreement on aircraft engines	842,025	560,932
Prepaid expenses and other current assets	(1,471,768)	1,294,499
Notes receivable	272,731	1,419,447
Aircraft costs related to fractional shares	28,374,336	15,816,828
Other assets	(422,721)	473,600
Accounts payable	(2,072,980)	(744,357)
Accrued liabilities	(1,394,330)	(2,253,761)
Unearned management fee, flight hour card and Axis Club Membership revenue	8,677,905	(467,923)
Cash-restricted	(5,384)	243,077
Customer deposits	1,377,067	(1,437,610)
Deferred revenue related to fractional aircraft share sales	(30,702,026)	(24,291,549)
Deferred revenue related to Axis Club Membership sales	1,573,188	117,639
Other liabilities	20,915	157,285
Net cash provided by (used in) operating activities	3,452,611	(8,267,239)

INVESTING ACTIVITIES:
Proceeds from the sale of asset	2,900,000	-
Capital expenditures	(151,015)	(623,020)
Net cash provided by (used in) investing activities	2,748,985	(623,020)

FINANCING ACTIVITIES:
Borrowings under long- term debt	56,614	-
Borrowings under short- term debt	-	6,325,000
Principal payments on long-term debt	(10,471,257)	(4,908,599)
Principal payments on short-term debt	(500,000)	(5,741,150)
Proceeds from issuance of stock, net of cost of stock redemption/registration	8,234,374	(1,865)
Net cash used in financing activities	(2,680,269)	(4,326,614)

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
Net increase (decrease) in cash and cash equivalents	$3,521,327	$(13,216,873)
Cash and cash equivalents, beginning of the period	3,773,789	19,149,777
Cash and cash equivalents, end of the period	$7,295,116	$5,932,904

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$4,492,399	$4,156,844

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Accretion of Series A convertible preferred stock	$67,191	$66,778
Dividends payable on Series A convertible preferred stock	$1,071,356	$1,060,892
Flight hour cards issued in consideration for equipment	$139,570	$-
Common shares surrendered in lieu of payroll taxes	$15,810	$5,084
Issuance of warrants to underwriter in connection with private sale of common stock	$209,708	$-
Issuance of warrants to Lorne Weil in connection with aircraft agreement	$807,031	$-
Reversal of accrued expense	$44,100	$-

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

Avantair is engaged in the sale of fractional ownership interests and flight hour card usage of professionally piloted aircraft for personal and business use and the management of its aircraft fleet. According to AvData, Avantair is the fifth largest company in the North American fractional aircraft industry. As of March 31, 2010, Avantair operated 55 aircraft within its fleet, which is comprised of 46 aircraft for fractional ownership, 5 company owned core aircraft and 4 leased and company managed aircraft. Avantair also operates fixed flight based operations (FBO) in Camarillo, California and effective August 1, 2008, in Caldwell, New Jersey. Through these FBOs and its headquarters in Clearwater, Florida, Avantair provides aircraft maintenance, concierge and other services to its customers as well as to the Avantair fleet.

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the successful recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. As of March 31, 2010, the Company’s recurring losses resulting in a stockholders’ deficit of approximately $30.2 million and a working capital deficiency of approximately $39.9 million. The Company’s primary sources of operating funds are the collection of management and maintenance fees from fractional share owners as well as the sale of fractional ownership shares, flight hour cards and effective January 2009, Axis Club Memberships. Sales by product category follow:

	FY 2010 Unit Sales for the Three Months Ended				FY 2009 Unit Sales for the Nine Months Ended
	September 30, 2009	December 31, 2009	March 31, 2010	Total	March 31, 2009
New Fractional shares	2	5	-	7	36.5
Flight hour cards	86	100	82	268	109
Axis Club Memberships	3	21	9	33	2

Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and aircraft under management as well as increase the number of flight hour cards and Axis Club Memberships sold. At March 31, 2010, the Company had 29 fractional aircraft shares available for sale. In addition to the cost of acquiring aircraft, Avantair’s primary expenses are related to fuel, aircraft repositioning (i.e., moving an aircraft to another location to accommodate a customer’s need and for demonstration flights for sales purposes), maintenance, charters and insurance. To finance its growth strategy, the Company may continue to actively pursue additional funds through equity financing, including the sale of additional shares of common and preferred stock, asset sales, accelerated collection of maintenance and management fees, debt financing, or a combination thereof. At March 31, 2010, the Company had approximately $7.3 million of unrestricted cash on hand and assuming there is no change in sales and expense trends experienced since the fourth quarter of fiscal 2009, the Company believes that its cash on hand is sufficient to continue operations for the foreseeable future.

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

Fractional Aircraft Shares Sales

The Company does not have objective evidence to determine the fair value and allocate fractional share revenue from that generated from the management and maintenance agreement, and, as a result, has adopted the provisions of ASC 605-25 “Multiple- Element Arrangements” to account for the sale of fractional shares of aircraft. Accordingly, as the sales of the fractional shares cannot be separated from the underlying management and maintenance agreement, fractional share sale revenue is recognized ratably over the five-year life of the management and maintenance agreement. The period in which revenue is recognized will be evaluated on a periodic basis. Factors that impact management’s assessment of the most appropriate period of revenue recognition will include, but not be limited to, customer turnover, terms and conditions of the related fractional share sale, maintenance arrangements as well as any other factor that could impact revenue.

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

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740 “Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets to the amounts expected to be realized. The Company calculated an annual effective tax rate to determine the interim period income tax provisions; however, no tax liability was accrued for the three months ended March 31, 2010, as the Company expects to have sufficient operating loss and tax credit carryforwards to cover any taxable income.

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

The Company accounts for share-based compensation to employees and directors in accordance with ASC 718 “Compensation-Stock Compensation,” which requires the recognition of compensation expense for employee stock options and other share-based payments. Under ASC 718, expense related to employee stock options and other share-based payments is recognized over the relevant service period based on the fair value of each stock option grant. In addition, the Company recognizes in its Condensed Consolidated Statements of Operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. Compensation expense for equity-based awards is recognized over the requisite service period, usually the vesting period on a straight line basis, while compensation expense for liability-based awards (those usually settled in cash rather than stock) is measured to fair-value at each balance sheet date until the award is settled.

Stock-based compensation expense related to these plans, which is included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations, was $97,856 and $287,902 for the three and nine months ended March 31, 2010 and was $95,708 and $287,124 for the three and nine months ended March 31, 2009, respectively. There were no related income tax benefits recognized in the accompanying Condensed Consolidated Statements of Operations for the three or nine months ended March 31, 2010 or for the comparable 2009 period. In September 2009, by recommendation of the Compensation Committee and approval by the Board of Directors, 25,000 shares of restricted stock were granted to each of the Company's three named executive officers, effective October 1, 2009. One-third of the shares will vest one year following the grant date, and one-twelfth of the shares vest every three months thereafter. As of March 31, 2010, the Company had 309,834 shares of restricted stock and 150,000 stock options outstanding. The Company made no stock option grants nor issued warrants pursuant to the Plan during the three months ended March 31, 2010.

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with ASC 815 “Derivatives & Hedging,” which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts. The Company also considers ASC 815, which provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under ASC 815. The Company evaluates the conversion feature embedded in its Series A Convertible Preferred Stock at each reporting period based on the criteria of ASC 815 to determine whether the conversion feature would be required to be bifurcated from the Preferred Stock and accounted for separately as a derivative. Based on management’s evaluation, the embedded conversion feature did not require bifurcation and derivative accounting as of March 31, 2010.

Fair Value Measurements

Effective July 1, 2008, the Company adopted the provisions of ASC 820 “Fair Value Measurements and Disclosures.” ASC 820, defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. During the nine months ended March 31, 2010, the Company has elected not to use the fair value option permitted under ASC 820 for any of its financial assets and financial liabilities that are not already recorded at fair value.

The fair values of the Company’s assets and liabilities that qualify as financial instruments under ASC 820 including cash and cash equivalents, restricted cash, accounts receivable, accounts payable,  accrued expenses, unearned management fees and charter flight hour card revenues  and short-term debt are carried at cost, which approximates fair value due to the short-term maturity of these instruments. Long-term obligations approximate fair value, given management’s evaluation of the instruments’ current rates compared to market rates of interest and other factors.

Income (loss) Per Share

Basic income (loss) per share is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

For the three and nine months ended March 31, 2010, a total of 3,103,438 share-equivalents of potentially dilutive securities were excluded from the calculation of diluted earnings per share. These securities were comprised of 2,373,620 warrants issued in conjunction with the LW Air transactions to Lorne Weil, 455,887 warrants issued to EarlyBirdCapital in consideration for services rendered as placement agent for the Company’s June, September and October 2009 private placements and 150,000 options to purchase shares of common stock were outstanding during the periods but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive as calculated under the treasury method promulgated by ASC 260 “Earnings Per Share.” In accordance with ASC 260’s contingently issuable shares provision, 123,931 shares of performance-based, unvested common stock awards (“restricted stock”) granted were not included in the calculation because all the necessary conditions for vesting had not been satisfied.

For the three months ended March 31, 2009, a total of 15,281,013 share-equivalents of potentially dilutive securities were excluded from the calculation of diluted earnings per share. These securities were comprised of 150,000 options to purchase shares of common stock and 300,000 unit purchase options (with each unit consisting of one share and two warrants that expired February 23, 2010) which were outstanding during the periods but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive as calculated under the treasury method promulgated by ASC 260 “Earnings Per Share.” In accordance with ASC 260’s contingently issuable shares provision, 85,013 shares of performance-based, unvested common stock awards (“restricted stock”) granted were not included in the calculation because all the necessary conditions for vesting had not been satisfied. In addition, 14,146,000 warrants to purchase shares of the Company’s common stock were not included in the calculation of diluted earnings per share as they were antidilutive and expired on February 23, 2009. For the nine months ended March 31, 2009, a total of 15,281,013 share-equivalents of potentially dilutive securities were excluded from the calculation of diluted loss per share which were comprised of 14,146,000 warrants to purchase shares of the Company’s common stock, 85,013 shares of restricted stock, 300,000 unit purchase options (with each unit consisting of one share and two warrants that expired February 23, 2010) and 150,000 outstanding options since the effect of outstanding options and warrants is antidilutive due to the losses incurred by the Company.

Subsequent Events

Effective July 1, 2009, the Company adopted the provisions of ASC 855 “Subsequent Events,” which established principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. ASC 855 requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date. Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements under ASC 855. Management has evaluated subsequent events through May 13, 2010.

Reclassifications

Certain balances in the prior periods were reclassified to conform to classifications adopted in the current period.

Recently Issued Pronouncements

In November 2008, the FASB issued an ASC which enhances the disclosure requirements for separating disclosing information related to individually significant arrangements and disclosing the qualitative and quantitative information on an aggregate basis. This new guidance applies prospectively to revenue arrangements entered into or materially modified in fiscal years beginning on or after December 15, 2009. The accounting standard was subsequently codified into ASC 605-25. The Company is currently evaluating the requirements of ASC 605-25 and its impact on its condensed consolidated financial condition, results of operations and cash flows.

In June 2009, the FASB issued additional guidance related to financial instrument transfers Accounting Standards Update (“ASU”) (2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets) and evaluation of VIEs for consolidation (ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities). The guidance is effective for the first quarter of calendar year 2010:

•
The financial instrument transfer guidance eliminates the concept of a “QSPE,” eliminates the guaranteed mortgage securitization exception, changes the criteria for achieving sale accounting when transferring a financial asset and changes the initial recognition of retained beneficial interests. The guidance also requires additional disclosures about transfers of financial assets, including securitized transactions, as well as a company’s continuing involvement in transferred financial assets. The Company is currently evaluating the adoption of this guidance and its impact on its condensed consolidated financial condition, results of operations and cash flows.

•
The consolidation guidance relating to VIEs changes the determination of the primary beneficiary of a VIE from a quantitative model to a qualitative model. Under the new qualitative model, the primary beneficiary must have both the ability to direct the activities of the VIE and the obligation to absorb either losses or gains that could be significant to the VIE. The guidance also changes when reassessment is needed, as well as requires enhanced disclosures, including the effects of a company’s involvement with the VIEs on its financial statements. The Company is currently evaluating the adoption of this guidance and its impact on its consolidated financial condition, results of operations and cash flows. Subsequently, this guidance was indefinitely deferred for an interest in an entity that has the attributes of an investment company or for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies (ASU 2010-10, Consolidation (Topic 810): Amendments to Statement 167 for Certain Investment Funds).

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements,” which is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company is currently evaluating the adoption of this guidance and its impact on its condensed consolidated financial condition, results of operations and cash flows.

In January 2010, the FASB issued new guidance that requires new disclosures about significant transfers in and/or out of Levels 1 and 2 of the fair value hierarchy and activity in Level 3 ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements). In addition, this guidance provides clarification of existing disclosure requirements about (a) level of disaggregation and (b) inputs and valuation techniques. The update is effective for the first quarter of calendar year 2010. The Company is currently evaluating the adoption of this guidance and its impact on its condensed consolidated financial condition, results of operations and cash flows.

The Company does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 3 – VENDOR SERVICE REIMBURSEMENT

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

NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

During the second quarter of fiscal 2010, the Company, through an arms-length transaction, transferred its rights to purchase four Piaggio Avanti II aircraft to LW Air LLC pursuant to the existing aircraft purchase agreement between the Company and Piaggio America, Inc. Upon delivery of the aircraft, Piaggio America returned $2.6 million of deposits previously paid on the aircraft by the Company.  Simultaneous with this transaction, the Company entered into an eight-year management agreement for those aircraft and the Company issued 2,373,620 warrants to Lorne Weil, the Managing Member of LW Air LLC (“LW Air”).  By virtue of his ownership of the warrants, Mr. Weil is now a significant beneficial owner of the Company. In addition, since the contractual relationships under the agreements with LW Air were executed following the date that Mr. Weil became a significant beneficial owner, the Company recognizes the transaction as a related party transaction. Pursuant to the agreement between the parties, the Company will manage each aircraft for a monthly fee which is variable based upon aircraft flight hours but will not exceed $56,500 per month. The agreement also allows the Company to enter into short-term leases for the use of the aircraft at a specified dry lease rate per flight hour.

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

As of March 31, 2010, Avantair had contractual commitments to purchase 52 additional Piaggio Avanti II aircraft through 2013. The total commitment, including a recently proposed price escalation, is valued at approximately $330 million.

Financing Commitments- Short-term

Short-term debt consists of the following as of March 31, 2010:

Midsouth Services, Inc (“Midsouth”)	$11,000,000

Midsouth Services, Inc

On April 2, 2009, Avantair entered into two Floor Plan Agreements with Midsouth Services, Inc (“Midsouth”) to replace Midsouth’s existing Floor Plan Agreements dated July 31, 2008.  The new Floor Plan Agreements extended credit to Avantair in an increased amount of $11.6 million to be used towards the purchase of new Piaggio P-180 aircraft.  Each of the new Floor Plan Agreements are similar to the prior Floor Plan Agreements and cover an amount not to exceed $5.8 million for a term of twelve months.  The Company has the sole option to terminate one of the Agreements during the term with ninety days written notice.  The Company has agreed to pay Midsouth a monthly fee of $82,500 for each Floor Plan Agreement during the term. Borrowings outstanding under this arrangement at March 31, 2010 totaled $11.0 million.

 Financing Commitments- Long-term

Long-term debt consists of the following as of March 31, 2010:

Wells Fargo Equipment Finance, Inc.	$2,786,824
Jet Support Services, Inc.	2,271,925
Century Bank, F.S.B.	1,797,637
Wachovia Bank	2,220,935
Other long-term debt	39,951
Midsouth Services, Inc	11,683,491
20,800,763
Less current portion	(4,474,649)
Long-term debt	$16,326,114

Wells Fargo Equipment Finance, Inc.

In February 2005, the Company entered into financing arrangements for the purchase of core aircraft under various notes payable with Wells Fargo Equipment Finance, Inc. The notes outstanding at March 31, 2010 totaled approximately $2.8 million and are payable in monthly installments ranging from $10,644 to $38,480 with interest ranging from 5.96% to 6.12% per annum, through 2012. The notes are collateralized by the aircraft.

Jet Support Services, Inc.

On April 24, 2006, Avantair financed an aircraft maintenance program contract with Jet Support Services, Inc. (“JSSI”) in the amount of $3.4 million. The promissory note provided for seven monthly installments of $145,867 and 53 monthly installments of $45,867, respectively, including interest at 7.0% per year. On April 15, 2008, the Company entered into a financing arrangement with JSSI by means of a $5.5 million promissory note. The new note matures on April 1, 2011 and bears interest at 10.0% per annum, with 35 monthly payments of principal and interest in an amount of $185,127 beginning on June 2, 2008. The new note covered the remaining balance of $0.4 million of the aforementioned promissory note, other costs and fees to be paid by the Company under service agreements with JSSI and related deferred financing costs of approximately $1.0 million which will be amortized over the life of the note using the effective interest method. Upon entering into this payment arrangement and the $5.5 million promissory note, the parties terminated the airframe maintenance contract and have agreed to apply the unamortized prepayment ($1,319,368 at December 31, 2009 and $1,538,175 at June 30, 2009) under the airframe maintenance contract to the engine maintenance program and will amortize this amount over the remaining 37 month term of that program.  Borrowings outstanding under this arrangement at March 31, 2010 totaled approximately $2.3 million.

Century Bank, F.S.B.

In August 2007, the Company and Century Bank F.S.B. executed a $2.2 million note agreement for the purchase of one aircraft. The note outstanding at March 31, 2010 totaled approximately $1.8 million and is payable in monthly installments of $27,175 with interest of 8.25% per annum, through August 3, 2012. The note is collateralized by the aircraft.

Wachovia Bank

On October 31, 2007, the Company entered into a financing arrangement for the purchase of one used aircraft at a total purchase price of approximately $4.5 million (inclusive of the value of a flight hour card of 100 hours). Financing was obtained from Wachovia through a note payable of $3.9 million. This debt will be repaid monthly over 7 years at an interest rate of the LIBOR rate plus 4.0%. Borrowings outstanding under this arrangement at March 31, 2010 totaled approximately $2.2 million. During September 2009, the Company received a waiver of compliance with a financial covenant in connection with the note.

Other long-term debt

In October 2009, the Company and Kevco Aviation Inc. executed a $56,614 note agreement for the purchase equipment. The note outstanding at March 31, 2010 totaled approximately $39,951 and is payable in monthly installments of $2,912 with interest of 3.25% per annum, through May 2011.

Capital Lease Transactions

 Midsouth Services, Inc.

On October 10, 2007, Avantair acquired a core aircraft under a capital lease obligation with Midsouth.  Under the lease agreement, Midsouth provided funding for the $4.7 million purchase of a pre-owned Piaggio P-180 aircraft and holds title to the Aircraft.  Midsouth leases the Aircraft exclusively to Avantair on a five year lease at 15.0% interest per annum.  The monthly lease payments for the term of the lease are $89,000.  At the end of the five year lease, Avantair shall purchase the Aircraft from Midsouth at the guaranteed residual value in the amount of approximately $2.3 million.  Avantair also has the option to purchase the Aircraft anytime during the lease term at the then current guaranteed residual value as set forth on the amortization schedule without penalty.  The obligation outstanding at March 31, 2010 totaled approximately $3.8 million.

In April 2009, the Company amended the Lease Agreement previously accounted for as an operating lease under ASC Topic 840 “Leases,” dated as of July 31, 2006 between the Company and Midsouth. Pursuant to the amendment, the Company is required to pay $74,900 monthly until August 2011, the expiration of the Lease Agreement. In addition, the Company has agreed to purchase the leased aircraft for approximately $3.0 million from Midsouth within sixty days following the expiration of the term of the Lease Agreement. The lease, as amended, has been classified as a capital lease in the accompanying condensed consolidated balance sheet. The obligation outstanding at March 31, 2010 totaled approximately $3.0 million, net of deferred interest of $0.6 million.

In April 2009, the Company entered into a Lease Agreement, effective April 6, 2009, pursuant to which Midsouth leases a Piaggio P-180 aircraft to the Company for a ten year lease term at $75,000 per month, plus taxes if applicable. The Company is required to provide Midsouth with 100 hours of flight time per year during the lease term. Hours have been accounted for at their fair value and are liquidated as hours are flown.  Midsouth has the sole option to terminate the lease at the end of the fifth year of the term and to require the Company to purchase the leased aircraft for approximately $3.8 million within ninety days of that date.  If this option is not exercised by Midsouth, the lease will continue for the remaining five years of the term and, at the end of the ten year lease, the Company will be required to purchase the aircraft from Midsouth for $0.3 million. The obligation outstanding at December March 31, 2010 totaled approximately $4.8 million.

The capital lease obligations are included in long-term debt in the accompanying condensed consolidated balance sheets.

NOTE 5 – EQUITY TRANSACTIONS

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

Stock Price (1)	$1.15
Exercise Price (2)	$1.05
Interest Rate (1)	1.34%	(4)
Volatility	79.93%
Time to Maturity (2)	2.71 years
Number of Steps (3)	12
Exercise Factor	2.00
Minimum Market Price	$2.10

(1) As of the Valuation Date
(2) Per warrant agreement
(3) Number of quarterly periods in the 2.71 year term.
(4) Based on vesting period on date of grant.

The warrants issued in conjunction with the LW Air transactions (see Note 4) to Lorne Weil, Managing Member of LW Air, provide for the purchase of 2,373,620 shares of the Company’s common stock at an exercise price of $1.25 per share. The warrants expire on October 16, 2012, and the warrants and any underlying shares purchased upon exercise of the warrants may not be sold, transferred, assigned or hypothecated, in whole or in part, at any time on or prior to October 16, 2011, other than to an affiliate of the warrant holder. The Company may redeem the warrants held by Lorne Weil at any time on and after October 16, 2011 at the price of $0.01 per warrant, provided that the volume weighted average price of the Company’s common stock has been at least 300.0% of the exercise price of a warrant for any twenty trading days during any consecutive thirty trading day period ending on the third trading day preceding the date of the notice of redemption. On December 15, 2009, LW Air took delivery of the fourth aircraft and, as such, has satisfied the conditions for vesting of all the warrants. The Company will account for the LW Air transaction and the issuance of the warrants by recording the charges paid to the owner (including the fair value of the warrants calculated in accordance with ASC 820 estimated at $0.34 per warrant) to the Cost of Flight Operations on a straight-line basis ratably over the initial term of the agreement. The fair values of the warrants issued were estimated on the date of grant. A Lattice option-pricing model, applying the following assumptions, was used to estimate the fair value for the warrants issued:

Stock Price (1)	$1.15
Exercise Price (2)	$1.25
Interest Rate (1)	0.015% and 0.066%
Volatility	78.89%	(4)
Time to Maturity (2)	3 years
Number of Steps (3)	156
Suboptimal Exercise Factor	3.00
Minimum Market Price	$3.75

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

NOTE 6 – RELATED PARTY TRANSACTIONS

The following is a summary of a transaction entered into since July 1, 2009, to which the Company has been a party in and in which any of the Company’s executive officers, directors or beneficial holders of more than 5% of its capital stock had or will have a direct or indirect material interest.

In March 2010, Avantair granted 3,000 shares of restricted stock to each of its six non-employee directors of the Company’s Board of Directors. The restricted shares granted to the director’s vest one third upon each of the next three successive annual meetings, subject to the grantee’s continued service on the Board of Directors.

NOTE 7 – SUBSEQUENT EVENTS

In April 2010, upon approval from the Board of Directors, the Company issued a total of 626,100 stock options to each Company employee (other than its Executive Officers) with each receiving a specified number of stock options. The fair value of each stock option granted to employees will be estimated as of the date of grant. A Black-Scholes option-pricing model will be applied following certain weighted average assumptions, to estimate the fair value for employee stock options issued. Future stock-based compensation expense will be included in general and administrative expenses on the accompanying consolidated statement of operations. All options granted under the Plan are accounted for in accordance with ASC 718.

The stock options were issued under the Company’s 2006 Long Term Incentive Plan (the “Plan”). The term of stock options granted are determined by the Compensation Committee not to exceed 10 years. Additionally, the term of the stock grants is limited to five years if the grantee owns in excess of 10% of the stock of the Company at the time of the grant. The vesting provisions of individual options may vary but in each case will generally provide for vesting of at least 33% per year of the total number of shares subject to the option. The exercise price and other terms and conditions of stock options will be determined by the Compensation Committee at the time of grant. The exercise price per share may not be less than 100 percent of the fair market value of a share of the Company’s common stock on the date of the grant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Avantair is engaged in the sale of fractional ownership interests and flight hour card usage of professionally piloted aircraft for personal and business use and the management of its aircraft fleet. According to AvData, Avantair is the fifth largest company in the North American fractional aircraft industry. As of May 12, 2010, Avantair operated 55 aircraft within its fleet, which is comprised of 46 aircraft for fractional ownership, 5 company owned core aircraft and 4 leased and company managed aircraft.

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

Avantair presently sources all of its aircraft from a single manufacturer, Piaggio America, Inc. (“Piaggio”). As of May 12, 2010, Avantair had contractual commitments to purchase 52 additional Piaggio Avanti II aircraft through 2013. The total commitment, including a recently proposed price escalation, is valued at approximately $330 million. The Company’s agreement with Piaggio permits it some flexibility to defer a portion of the aircraft deliveries and the Company has exercised this flexibility at certain times in order to take deliveries in line with the Company’s sales expectations. These aircraft are anticipated to be utilized to satisfy fleet demands of the growing flight hour card and Axis Club Membership Program product lines.

The Company’s primary sources of operating funds are the collection of management and maintenance fees from fractional share owners as well as the sale of fractional ownership shares, flight hour cards and, effective January 2009, Axis Club Memberships. Sales by product category follow:

	FY 2010 Unit Sales for the Three Months Ended				FY 2009 Unit Sales for the Nine Months Ended
	September 30, 2009	December 31, 2009	March 31, 2010	Total	March 31, 2009
New Fractional shares	2	5	-	7	36.5
Flight hour cards	86	100	82	268	109
Axis Club Memberships	3	21	9	33	2

Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and aircraft under management as well as increase the number of flight hour cards and Axis Club Memberships sold. At May 12, 2010, the Company had 29 fractional aircraft shares available for sale. In addition to the cost of acquiring aircraft, Avantair’s primary expenses are related to fuel, aircraft repositioning (i.e., moving an aircraft to another location to accommodate a customer’s need and for demonstration flights for sales purposes), maintenance, charters and insurance. To finance its growth strategy, the Company may continue to actively pursue additional funds through equity financing, including the sale of additional shares of common and preferred stock, asset sales, accelerated payments of maintenance and management fees, debt financing, or a combination thereof.

At March 31, 2010 and June 30, 2009, Avantair had assets of approximately $137.8 million and $164.0 million, respectively. For the three and nine months ended March 31, 2010 and the fiscal year ended June 30, 2009, the Company had revenue of approximately $36.0 million, $107.0 million and $136.8 million, respectively, and net losses of approximately $0.8 million, $2.3 million and $4.5 million, respectively. Avantair has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. At March 31, 2010, the Company had approximately $7.3 million of unrestricted cash on hand and assuming there is no change in sales and expense trends experienced since the fourth quarter of fiscal 2009, the Company believes that its cash on hand is sufficient to continue operations for the foreseeable future.

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

Results of Operations

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009

Revenues for the three months ended March 31, 2010 were $36.0 million, an increase of 3.9% from $34.7 million for the three months ended March 31, 2009. This increase was the result of an increase of 1.7% in management and maintenance fees to $18.3 million for the three months ended March 31, 2010 from $18.0 million for the comparable 2009 period, an increase of 95.7% in flight hour card and Axis Club Membership revenue to $5.7 million for the three months ended March 31, 2010 from $2.9 million for the comparable 2009 period, and an increase of 38.6% in other revenue to $1.5 million for the three months ended March 31, 2010 from $1.1 million for the comparable 2009 period, partially offset by a 17.1% decrease in the revenue generated from the sale of fractional aircraft shares to $10.5 million for the three months ended March 31, 2010 from $12.6 million for the comparable 2009 period.

Revenue from the sale of fractional aircraft shares decreased due to the full amortization of revenue from shares sold in prior periods, partially offset by an increase of 0.7% in the average number of total fractional shares through March 31, 2010 from the comparable 2009 period.

The increase in revenue from maintenance and management fees is primarily due to a 0.7% increase in the average number of fractional shares through March 31, 2010 from the comparable 2009 period, coupled with an increase in the average monthly management fee per shareowner.

Flight hour card revenue and Axis Club Membership revenue increased $2.8 million primarily due to an increase in flight hour card sales as a result of the greater acceptance of time card travel in the existing economy compared to fractional ownership and the timing of flight hour card utilization by owners during the three months ended March 31, 2010 from the comparable 2009 period.

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

Operating expenses for the three months ended March 31, 2010 were 13.1% higher than the three months ended March 31, 2009, with total operating expenses of $35.5 million compared to $31.4 million, respectively. The cost of fractional aircraft shares sold decreased to $9.0 million for the three months ended March 31, 2010 from $10.7 million for the three months ended March 31, 2009, due to the full amortization of costs that had been deferred from shares sold in prior periods, partially offset by a 0.7% increase in the average number of fractional shares sold through March 31, 2010 from fractional shares sold through March 31, 2009. The vendor service reimbursement related to a $2.95 million non-recurring credit recognized as a result of the replacement of the Company’s former engine service vendor with another nationally recognized, FAA certified engine maintenance vendor in the 2009 period. The cost of flight operations, together with the cost of fuel, increased 10.8% to $17.4 million for the three months ended March 31, 2010 from $15.8 million for the three months ended March 31, 2009, primarily due to:

•
an increase in maintenance expense as a result of an increase in fleet size, an increase in aircraft lease expense as a result of the addition of leased aircraft, an increase in charter expense due to the increased volume of flight hours during the period, partially offset by decreases in pilot expenses and insurance expense; and

•	a $0.6 million increase in cost of fuel due to an increase in flight hours and an increase in the per gallon cost of fuel.

General and administrative expenses increased 8.1% to $6.4 million for the three months ended March 31, 2010 from $6.0 million for the three months ended March 31, 2009, primarily due to increases in employee benefit, training and related costs and FBO fuel costs.

Selling expenses increased 89.2% to $1.3 million for the three months ended March 31, 2010 from $0.7 million for the three months ended March 31, 2009 due to an increase in commission expenses as a result of increased flight hour card sales.

Income from operations was $0.5 million for the three months ended March 31, 2010, a decrease from $3.2 million income from operations for the three months ended March 31, 2009 for the reasons set forth above.

Interest expense decreased 11.0% to $1.3 million for the three months ended March 31, 2010 from $1.4 million for the three months ended March 31, 2009, due to an increase in the weighted average interest rate on debt outstanding for the three months ended March 31, 2010 from the comparable 2009 period.

Net loss increased to $0.8 million for the three months ended March 31, 2010 compared to $1.8 million net income for the three months ended March 31, 2009 due to the decrease in loss from operations partially offset by the increase in total other expense discussed above.

Nine Months Ended March 31, 2010 Compared with Nine Months Ended March 31, 2009

Revenues for the nine months ended March 31, 2010 were $107.0 million, an increase of 4.1% from $102.7 million for the nine months ended March 31, 2009. This increase was the result of an increase of 3.4% in maintenance and management fees to $54.6 million for the nine months ended March 31, 2010 from $52.8 million for the comparable 2009 period, an increase of 123.3% in flight hour card and Axis Club Membership revenue to $14.5 million for the nine months ended March 31, 2010  from $6.5 million for the comparable 2009 period, and an increase of 6.2% in other revenue to $4.2 million for the nine months ended March 31, 2010 from $4.0 million for the comparable 2009 period, partially offset by a 14.7% decrease in the revenue generated from the sale of fractional aircraft shares to $33.7 million for the nine months ended March 31, 2010 from $39.5 million for the comparable 2009 period.

Revenue from the sale of fractional aircraft shares decreased due to the full amortization of revenue from shares sold in prior periods, partially offset by an increase of 0.7% in the average number of total fractional shares through March 31, 2010 from the comparable 2009 period.

The increase in revenue from maintenance and management fees is primarily due to a 0.7% increase in the average number of fractional shares through March 31, 2010 from the comparable 2009 period, coupled with an increase in the average monthly management fee per shareowner.

Flight hour card revenue and Axis Club Membership revenue increased $8.0 million primarily due to an increase in flight hour card sales as a result of the greater acceptance of time card travel in the existing economy compared to fractional ownership and the timing of flight hour card utilization by owners during the nine months ended March 31, 2010 from the comparable 2009 period.

Other revenue increased 6.2% to $4.2 million for the nine months ended March 31, 2010 from $4.0 million for the nine months ended March 31, 2009, due to increased fuel and remarketing revenue offset by a decrease in demonstration revenue. Demonstration flights that generate demonstration revenue are in anticipation of a fractional share sale, but not for flight hour time card sales. Demonstration revenue therefore decreased because of the decrease in fractional share sales, despite the increases in flight hour time card sales.

Operating expenses for the nine months ended March 31, 2010 were 2.8% higher than the nine months ended March 31, 2009, with total operating expenses of $104.8 million compared to $102.0 million, respectively. The cost of fractional aircraft shares sold decreased to $28.6 million for the nine months ended March 31, 2010 from $33.6 million for the nine months ended March 31, 2009, due to the full amortization of costs that had been deferred from shares sold in prior periods, partially offset by a 0.7% increase in the average number of fractional shares sold through March 31, 2010 from fractional shares sold through March 31, 2009. The gain on sale of assets related to a nonrecurring gain recognized on the sale of one of the Company’s core aircraft during the nine months ended March 31, 2010, with no gain realized in the comparable 2009 period. The vendor service reimbursement related to a $2.95 million non-recurring credit recognized as a result of the replacement of the Company’s former engine service vendor with another nationally recognized, FAA certified engine maintenance vendor in the 2009 period. The cost of flight operations, together with the cost of fuel, increased 5.7% to $50.2 million for the nine months ended March 31, 2010 from $47.5 million for the nine months ended March 31, 2009, primarily due to an increase in maintenance expense as a result of an increase in fleet size, an increase in aircraft lease expense as a result of the addition of leased aircraft, an increase in charter expense due to the increased volume of flight hours during the period, partially offset by decreases in pilot expenses and insurance expense.

General and administrative expenses increased 8.8% to $19.0 million for the nine months ended March 31, 2010 from $17.4 million for the nine months ended March 31, 2009, primarily due to increases in employee benefit, training and related costs and FBO fuel costs.

Selling expenses increased 36.1% to $3.7 million for the nine months ended March 31, 2010 from $2.7 million for the nine months ended March 31, 2009 due to an increase in commission expenses as a result of increased flight hour card sales.

Income from operations was $2.1 million for the nine months ended March 31, 2010, an increase from $0.7 million income from operations for the nine months ended March 31, 2009 for the reasons set forth above.

Interest expense increased 8.0% to $4.5 million for the nine months ended March 31, 2010 from $4.1 million for the nine months ended March 31, 2009, due to an increase in the weighted average interest rate on debt outstanding for the nine months ended March 31, 2010 from the comparable 2009 period.

Net loss decreased to $2.3 million for the nine months ended March 31, 2010 compared to $3.4 million for the nine months ended March 31, 2009 due to the decrease in loss from operations partially offset by the increase in total other expense discussed above.

Liquidity and Capital Resources

Avantair’s primary sources of liquidity have been cash provided by operations, cash raised from its equity offering as Ardent Acquisition Corp., cash provided from its debt facilities, cash raised in the preferred and common stock offerings, and other asset- based borrowing. The Company uses its cash primarily to fund losses from operations, deposits made on aircraft, leasehold improvements, and to fund the purchase of core aircraft and aircraft which are to be fractionalized. Cash generated from operations has not been sufficient to provide for all the working capital needed to meet Avantair’s requirements. At March 31, 2010 and June 30, 2009, Avantair had a working capital deficit of approximately $39.9 million and $49.2 million, respectively, and a stockholders’ deficit of approximately $30.2 million and $36.0 million, respectively. As of March 31, 2010, cash and cash equivalents amounted to approximately $7.3 million and total assets to $137.8 million. The cash and cash equivalent balance increased $3.5 million from June 30, 2009 and total assets decreased $26.2 million. The increase in cash and cash equivalents occurred primarily as a result of cash received from the sale of fractional shares, flight hour cards, Axis Club Memberships, fuel and rent, collection of maintenance and management fees and other receipts including proceeds from the sale of the Company’s common stock.

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

Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and aircraft under management as well as increase the number of flight hour cards and Axis Club Memberships sold. At May 12, 2010, the Company had 29 fractional aircraft shares available for sale. In addition to the cost of acquiring aircraft, Avantair’s primary expenses are related to fuel, aircraft repositioning (i.e., moving an aircraft to another location to accommodate a customer’s need and for demonstration flights for sales purposes), maintenance, charters and insurance. To finance its growth strategy, the Company may continue to actively pursue additional funds through equity financing, including the sale of additional shares of common and preferred stock, asset sales, accelerated payments of maintenance and management fees, debt financing, or a combination thereof.

At March 31, 2010 and June 30, 2009, Avantair had assets of approximately $137.8 million and $164.0 million, respectively. For the three and nine months ended March 31, 2010 and the fiscal year ended June 30, 2009, the Company had revenue of approximately $36.0 million, $107.0 million and $136.8 million, respectively, and net losses of approximately $0.7 million, $2.3 million and $4.5 million, respectively. Avantair has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. At March 31, 2010, the Company had approximately $7.3 million of unrestricted cash on hand and assuming there is no change in sales and expense trends experienced since the fourth quarter of fiscal 2009, the Company believes that its cash on hand is sufficient to continue operations for the foreseeable future.

Financing Arrangements

Avantair’s financing arrangements at March 31, 2010, are described below:

Wells Fargo Equipment Finance, Inc.	$2,786,824
Jet Support Services, Inc.	2,271,925
Century Bank, F.S.B.	1,797,637
Wachovia Bank	2,220,935
Other long-term debt	39,951
Midsouth Services, Inc	11,683,491
$20,800,763

Wells Fargo Equipment Finance, Inc.: In February 2005, the Company entered into financing arrangements for the purchase of core aircraft under various notes payable with Wells Fargo Equipment Finance, Inc. The notes outstanding at March 31, 2010 totaled approximately $2.8 million and are payable in monthly installments ranging from $10,644 to $38,480 with interest ranging from 5.96% to 6.12% per annum, through 2012. The notes are collateralized by the aircraft.

Jet Support Services, Inc.: On April 24, 2006, Avantair financed an aircraft maintenance program contract with Jet Support Services, Inc. (“JSSI”) in the amount of $3.4 million. The promissory note provided for seven monthly installments of $145,867 and 53 monthly installments of $45,867, respectively, including interest at 7.0% per year. On April 15, 2008, the Company entered into a financing arrangement with JSSI by means of a $5.5 million promissory note. The new note matures on April 1, 2011 and bears interest at 10.0% per annum, with 35 monthly payments of principal and interest in an amount of $185,127 beginning on June 2, 2008. The new note covered the remaining balance of $0.4 million of the aforementioned promissory note, other costs and fees to be paid by the Company under service agreements with JSSI and related deferred financing costs of approximately $1.0 million which will be amortized over the life of the note using the effective interest method. Upon entering into this payment arrangement and the $5.5 million promissory note, the parties terminated the airframe maintenance contract and have agreed to apply the unamortized prepayment ($1,538,175 at June 30, 2009) under the airframe maintenance contract to the engine maintenance program and will amortize this amount over the remaining 37 month term of that program.  Borrowings outstanding under this arrangement at March 31, 2010 totaled approximately $2.3 million.

Century Bank, F.S.B.: In August 2007, the Company and Century Bank F.S.B. executed a $2.2 million note agreement for the purchase of one aircraft. The note outstanding at March 31, 2010 totaled approximately $1.8 million and is payable in monthly installments of $27,175 with interest of 8.25% per annum, through August 3, 2012. The note is collateralized by the aircraft.

Wachovia Bank: On October 31, 2007, the Company entered into a financing arrangement for the purchase of one used aircraft at a total purchase price of approximately $4.5 million (inclusive of the value of a flight hour card of 100 hours). Financing was obtained from Wachovia through a note payable of $3.9 million. This debt will be repaid monthly over 7 years at an interest rate of the LIBOR rate plus 4.0%. Borrowings outstanding under this arrangement at March 31, 2010 totaled approximately $2.2 million. During September 2009, the Company received a waiver of compliance with a financial covenant in connection with the note.

Other long-term debt: In October 2009, the Company and Kevco Aviation Inc. executed a $56,614 note agreement for the purchase equipment. The note outstanding at March 31, 2010 totaled $39,951 and is payable in monthly installments of $2,912 with interest of 3.25% per annum, through May 2011.

Midsouth Services, Inc.: On October 10, 2007, Avantair acquired a core aircraft under a capital lease obligation with Midsouth.  Under the lease agreement, Midsouth provided funding for the $4.7 million purchase of a pre-owned Piaggio P-180 aircraft and holds title to the Aircraft.  Midsouth leases the Aircraft exclusively to Avantair on a five year lease at 15.0% interest per annum.  The monthly lease payments for the term of the lease are $89,000.  At the end of the five year lease, Avantair shall purchase the Aircraft from Midsouth at the guaranteed residual value in the amount of approximately $2.3 million.  Avantair also has the option to purchase the Aircraft anytime during the lease term at the then current guaranteed residual value as set forth on the amortization schedule without penalty.  The obligation outstanding at March 31, 2010 totaled approximately $3.8 million.

In April 2009, the Company amended the Lease Agreement previously accounted for as an operating lease under ASC Topic 840 “Leases,” dated as of July 31, 2006 between the Company and Midsouth. Pursuant to the amendment, the Company is required to pay $74,900 monthly until August 2011, the expiration of the Lease Agreement. In addition, the Company has agreed to purchase the leased aircraft for approximately $3.0 million from Midsouth within sixty days following the expiration of the term of the Lease Agreement. The lease, as amended, has been classified as a capital lease in the accompanying condensed consolidated balance sheet. The obligation outstanding at March 31, 2010 totaled approximately $3.0 million, net of deferred interest of $0.6 million.

In April 2009, the Company entered into a Lease Agreement, effective April 6, 2009, pursuant to which Midsouth leases a Piaggio P-180 aircraft to the Company for a ten year lease term at $75,000 per month, plus taxes if applicable. The Company is required to provide Midsouth with 100 hours of flight time per year during the lease term. Hours have been accounted for at their fair value and are liquidated as hours are flown.  Midsouth has the sole option to terminate the lease at the end of the fifth year of the term and to require the Company to purchase the leased aircraft for approximately $3.8 million within ninety days of that date.  If this option is not exercised by Midsouth, the lease will continue for the remaining five years of the term and, at the end of the ten year lease, the Company will be required to purchase the aircraft from Midsouth for $0.3 million. The obligation outstanding at March 31, 2010 totaled approximately $4.8 million.

For additional information regarding these financing arrangements, see Note 4 to the Company’s condensed consolidated financial statements.

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

Interest Rate Risk

Avantair is subject to market risk from exposure to changes in interest rates associated with its debt facility with Wachovia Bank. The current liability, pursuant to which Avantair is obligated to pay Wachovia Bank, has an interest rate that is equal to the LIBOR rate plus 4.0%. At March 31, 2010, the liabilities of Avantair with exposure to interest rate risk were approximately $2.2 million.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation, it was concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level and are designed to ensure that the information required to be disclosed in SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the assessment, management believes that, as of March 31, 2010, the Company’s internal control over financial reporting was effective.

Changes to Internal Control Over Financial Reporting

There has been no change, other than those noted above, in the internal controls over financial reporting during the three months ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.

From time to time, the Company is party to various legal proceedings in the normal course of business. It is expected that these claims would be covered by insurance subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. As of March 31, 2010, there were no legal proceedings which the Company would anticipate having a material adverse effect on its financial position, results of operations or cash flows.

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

May 13, 2010

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