Form 10-K
period 2010-06-30
Avantair, Inc
filed 2010-09-28
CIK 1303849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: June 30, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Units consisting of one share of Common Stock, par value $.0001 per share
Common Stock, $.0001 par value per share
Warrants to purchase shares of Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐      No   ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   ☐      No   ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑      No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐      No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☑

As of the end of the Registrant’s second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the Registrant was $47,730,462. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of September 24, 2010 there were 26,353,201 shares of Common Stock, $.0001 par value per share, outstanding.

CERTAIN DEFINITIONS

Unless the context indicates otherwise, the terms “Avantair”, “the Company”, “we”, “our” and “us” refer to Avantair, Inc. and, where appropriate, its subsidiary. The term “Registrant” means Avantair, Inc.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements relating to future events and the future performance of the Company, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” or similar language. You should read statements that contain these words carefully because they:

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

Table of Contents

i

PART I

Item 1. BUSINESS

Overview

Avantair is engaged in the sale of fractional ownership interests in, and flight hour card usage of, professionally piloted aircraft for personal and business use, and the management of its aircraft fleet. According to AvData, Avantair is the fifth largest company in the North American fractional aircraft industry. As of June 30, 2010, Avantair operated 55 aircraft within its fleet, which is comprised of 46 aircraft for fractional ownership, 5 company owned core aircraft and 4 leased and company managed aircraft.

Avantair also operates fixed flight based operations (FBO) in Camarillo, California and in Caldwell, New Jersey. Through these FBOs and its headquarters in Clearwater, Florida, Avantair provides aircraft maintenance, concierge and other services to its customers as well as to the Avantair fleet.

Avantair generates revenues primarily through the sale of fractional ownership shares of aircraft, by providing management and maintenance services related to these aircraft, and from the sale of flight hour cards providing either 15 or 25 hours of flight time per year of access to its aircraft fleet (either individually or through the Company’s Axis Club Membership program). The Company markets and sells fractional ownership interests to individuals and businesses with a minimum share size of a one-sixteenth ownership interest. Under management and maintenance agreements with fractional owners, Avantair provides pilots, maintenance, fuel and hangar space for the aircraft.

In response to the general economic downturn and the resulting growth of flight hour card sales over fractional share sales industry-wide, in January 2009, Avantair initiated the Axis Club Membership program. This program is designed to bridge the gap between the financial commitment of a fractional share and flight hour cards. This product offers access to blocks of flight hours for a three year membership fee of $75,000. The program requires Axis Club members to purchase a minimum of three 25 hour flight hour cards for $80,000 or less, dependent upon the type of membership purchased, over a three year period. The program also allows for the conversion of club membership into fractional ownership. Members are not charged a management fee until they are fractional owners.

Avantair presently sources all of its aircraft from a single manufacturer, Piaggio America, Inc. (“Piaggio”). As of June 30, 2010, Avantair had contractual commitments to purchase 52 additional Piaggio Avanti II aircraft through 2013 with a mutual understanding that the aircraft delivery dates can be extended. The total commitment, including a recently proposed price escalation, is valued at approximately $330 million. The Company’s agreement with Piaggio permits it some flexibility to defer a portion of the aircraft deliveries and the Company has exercised this flexibility at certain times in order to take deliveries in line with the Company’s sales expectations. Avantair believes that the pricing structure afforded by utilizing the Piaggio Avanti allows Avantair to attract a customer desiring quality at a lower price point. Offering the cabin cross section of a mid-size aircraft and fuel efficiency of a turboprop, along with no hourly fees, allows Avantair to lower the cost of private air travel for a broader range of consumers.

The Company’s primary sources of operating funds are the collection of management and maintenance fees from fractional share owners as well as the sale of fractional ownership shares, flight hour cards and, effective January 2009, Axis Club Memberships. Revenue for the sales by product category can be found in the accompanying Consolidated Statement of Operations for the fiscal year ended June 30, 2010. Sales by product category follow:

	FY 2010 Unit Sales for the Three Months Ended				FY 2010	FY 2009
	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010	Total	Total
New Fractional shares	2	5	-	0.5	7.5	38
Flight hour cards	86	100	82	120	388	160
Axis Club Memberships	3	21	9	18	51	10

Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and aircraft under management as well as increase the number of flight hour cards and Axis Club Memberships sold. At June 30, 2010, the Company had 28.5 fractional aircraft shares available for sale. In addition to the cost of acquiring aircraft, Avantair’s primary expenses are related to fuel, aircraft repositioning (i.e., moving an aircraft to another location to accommodate a customer’s need and for demonstration flights for sales purposes), maintenance, charters and insurance. To finance its growth strategy, the Company will continue to actively pursue additional funds through some or a combination of equity financing, including the sale of additional shares of common and preferred stock, asset sales, accelerated payments of management and maintenance fees or debt financing.

In September and October 2009, the Company consummated private sales of its common stock to investors generating net proceeds of approximately $8 million. Together with the proceeds of the private placement consummated in June 2009, the Company received total net proceeds of approximately $9.2 million.

At June 30, 2010 and June 30, 2009, Avantair had assets of approximately $131.6 million and $164.0 million, respectively. For the fiscal years ended June 30, 2010 and June 30, 2009, the Company had revenue of approximately $143.0 million and $136.8 million, respectively, and net losses of approximately $4.0 million and $4.5 million, respectively. Avantair has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. At August 31, 2010, the Company had approximately $7.2 million of unrestricted cash on hand and assuming there is no change in sales and expense trends experienced since the fourth quarter of fiscal 2010, the Company believes that its cash position will be sufficient to continue operations for the foreseeable future.

Recent Developments

During the second quarter of fiscal 2010, the Company, through an arms-length transaction, transferred its rights to purchase four Piaggio Avanti II aircraft to LW Air pursuant to the existing aircraft purchase agreement between the Company and Piaggio. Upon delivery of the aircraft, Piaggio returned $2.6 million of deposits previously paid on the aircraft by the Company.  Simultaneous with this transaction, the Company entered into an eight-year management agreement for those aircraft and the Company issued 2,373,620 warrants to Lorne Weil, the Managing Member of LW Air.  Pursuant to the agreement between the parties, the Company will manage each aircraft for a monthly fee which is variable based upon aircraft flight hours but will not exceed $56,500 per month. The agreement also allows the Company to enter into short-term leases for the use of the aircraft at a specified dry lease rate per flight hour.  Effective July 1, 2010, the terms of the management agreement were amended to reduce the maximum management fee to be charged for the Company’s management of each of these aircraft to not exceed $44,000 per month for each aircraft, for the eight months ending February 28, 2011, after which the maximum management fee will continue to not exceed $56,500 per month for each aircraft. These aircraft are anticipated to be utilized to satisfy fleet demands of the growing flight hour card and Axis Club Membership Program product lines. In September 2010, the Company finalized a fee arrangement with EarlyBirdCapital, Inc (“EBC”) in consideration for services rendered related to the LW Air lease transaction. The $375,000 fee will be included as an additional cost of the transaction and amortized over the term of the arrangement.

Industry Overview

The Company believes that fractional aircraft and flight hour card ownership provides customers with the convenience and flexibility of private air service without the more significant costs associated with sole ownership of an aircraft. Additionally, fractional aircraft companies generally provide the same conveniences and benefits to individuals and businesses through their various flight hour card programs. Commercial flight delays can be costly and tiresome, commercial hubs are increasingly crowded, major commercial airports may be far from final destinations and commercial air travel is increasingly subject to threats and security-related inconveniences. The Company believes that for businesses and high net worth individuals, fractional ownership and flight hour card programs often offer a balance between convenience and cost.

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

As part of its model a fractional aircraft company may also own core fleet aircraft, which are owned or leased by the Company for the demand and use of its flight hour card owners. The Company’s various flight hour card products offers access to blocks of flight hours which are purchased through a membership or individually.

 According to AvData, the North American fractionally owned fixed-wing aircraft fleet has grown from 8 aircraft in 1986 to an aggregate of 830 aircraft as of June 2010. According to AvData, five companies - NetJets, Flight Options, FlexJet, CitationAir, and Avantair - account for a majority of the total market for fractional aircraft, based on unique owners. Among the five major fractional companies, NetJets has a market share of approximately 51.0% and Flight Options, FlexJet, CitationAir have a combined market share of approximately 38.0%. According to AvData, as of June 2010, Avantair had an overall market share of 11.0%. However, in the light-cabin category in which it competes, Avantair has a market share of approximately 28.0%, the largest among the five major fractional companies.

The general aviation industry builds and sells aircraft ranging from single passenger, single engine propeller planes to transoceanic jets costing $50.0 million or more. The fractional aircraft industry has primarily concentrated on the middle to upper end of that market. Most fractionally owned aircraft have a capacity of between four and seven passengers and a minimum range of 1,250-1,500 nautical miles. The list prices of these types of aircraft are generally $5.0 million to $50.0 million. Avantair’s Piaggio aircraft have a capacity of eight passengers and a minimum range of 1,200-1,500 nautical miles. The list price of a 1/16 th  share of an Avantair Piaggio aircraft is $425,000 or $6.8 million for all 16 of the shares in one aircraft. There are numerous manufacturers and models in most categories of aircraft. Both providers of fractional aircraft shares and purchasers of these shares consider the choice of aircraft based upon a variety of factors including:

•	price;
•	availability;
•	operating costs;
•	reliability;
•	speed;
•	range;
•	cabin size and features;
•	safety features and record;
•	environmental impact;
•	efficiency;
•	maintenance cost;
•	manufacturer; and
•	runway requirements.

Some of Avantair’s principal competitors are wholly or partially owned by aircraft manufacturers and/or their affiliated parent companies, which have resulted in their fleets being largely comprised of aircraft built by their respective parent companies. Although Avantair operates exclusively one aircraft type, the Company is not owned by any manufacturer.

Fractional operators must have sufficient numbers of aircraft in the fleet to provide the service required. Since fractional share buyers desire to enter the program as soon as possible after purchasing shares, operators are obligated to provide access to aircraft when the shareowner requests it. If the operator does not have ample capacity available, it must charter that capacity, a practice that can be very costly. Fractional operators may also offer various flight hour card programs, which provide a certain number of flight hours to be used during a specific period of time, generally one year. The flight hour card programs subject the fractional operators to similar capacity requirements as fractional shareowners.

The capital requirements for ordering aircraft require the operator to place deposits well in advance of receiving its planes. Progress payments are made as certain milestones are achieved. The amounts of the deposits and progress payments are a function of several factors including the price of the underlying plane, the creditworthiness of the buyer, and the time until delivery. The majority of the payments are generally made upon delivery. As of June 30, 2010, the Company has paid approximately $7.2 million in deposits for these future aircraft deliveries and will make additional deposits totaling approximately $13.0 million on these future deliveries at various dates throughout the term of the contract.

The Avantair Fractional Ownership Program

Each of Avantair’s current aircraft is available to fractional owners for a total of 800 flight hours per year. Those hours are then divided into blocks of ownership, beginning at fifty hours per year (a one-sixteenth share of the aircraft), and these partial ownership shares are sold to buyers. A share of an aircraft currently can be purchased from Avantair starting at $425,000 for a one-sixteenth share. Purchase prices for larger interests are slightly discounted. Each fractional owner must enter into a Management and Dry Lease Exchange Agreement with Avantair as part of the purchase of shares in an Avantair aircraft. A monthly management and maintenance fee, currently $9,650 for new owners (or $9,150 for renewing owners under a recurring owner loyalty program and subject to certain conditions), is assessed per 1/16th share owned. This fee covers any direct costs in operating and maintaining the aircraft, other than fuel surcharges which are based on actual aircraft usage. This is unlike most other fractional programs, which generally charge fractional owners an occupied hourly rate for use of the aircraft. All programs have fuel surcharges, but due to the efficiency of the Avanti and the way Avantair calculates its management fee, Avantair believes its surcharges tend to be less than those charged by its competitors. Any landing fees, excess catering fees, applicable international fees and taxes are billed to the owner. Monthly fees are adjusted upwards on each anniversary date by the greater of either the current Consumer Price Index or 3.75%, but will not exceed the then-current rate offered to new share owners.

Each fractional owner is allocated a certain number of flight hours per year based on the size of their ownership share. The owner may exceed the number of annual allocated hours by up to 20.0%, to the extent that the owner did not use all of their allocated hours in the prior year and/or as an advance use of the next year’s allocated hours.

Each share owner owns an “undivided interest” that cannot be affected or encumbered by the financial actions of other owners. In order to avoid scheduling conflicts, each share owner throughout Avantair’s fleet agrees to exchange use of such owner’s airplane with the other share owners in the fleet. Avantair must move planes to the necessary destinations to meet the fractional owners’ needs. Avantair keeps a certain number of core aircraft in the fleet in order to have enough planes to meet demand. Owners may sell, assign or transfer rights with respect to their undivided interest. Each owner has the right to sell their undivided interest in their aircraft to a third party with the Company’s prior written consent, which shall not be unreasonably withheld.  Further, each owner is entitled to assign or transfer their undivided interest in the aircraft, but only to a wholly owned subsidiary, parent or successor in interest with the Company’s prior written consent, which shall not be unreasonably withheld.

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

The Avantair Card Program

In 2006, Avantair introduced the Edge Card Program, which allows a purchaser to access Avantair’s aircraft for 15 or 25 hours of flight time without the requirement to purchase ownership shares in an aircraft. The card holder purchases the entire card amount in advance and receives the same service as a fractional owner. After the card holder has exhausted the hours purchased, the holder has no further obligations to Avantair. The program offers an alternative to fractional ownership for individuals and businesses seeking to experience private aircraft travel. Avantair’s management believes its card program to be a means of introducing potential purchasers to its fractional ownership program. Avantair’s card program currently is priced at $105,000 for a 25 hour card. Additionally, Avantair created an introductory 25 hour card for a first flight hour card purchaser currently at a rate of $95,000.

 The Axis Club Membership Program

In 2009, Avantair introduced the Axis Club Membership program. The membership program - ‘The Axis Club’ - allows a customer access to flight blocks of 25 hours at a set rate for a three-year term. A one-time membership fee starts as low as $75,000 for the term. Tiered membership options are available to fit the flight needs of the customer. Each membership has a minimum required purchase of three 25 hour blocks of flight hours over the three year term. Each block of 25 flight hours has a price of $80,000 or less, depending on the membership level. The cost of each block of flight hours is also subject to an annual CPI increase. In addition, conversion options into a fractional share are also available, should a customer’s needs change throughout the course of the membership term.

Aircraft Usage and Scheduling

A fractional share or flight hour card owner is required to provide a minimum of 24 hours notice to Avantair prior to the scheduled take-off time when scheduling the first leg of a trip during non-peak travel times. During peak travel times, requests for use by owner of an aircraft must be made at least 72 hours prior to the scheduled departure date of the first leg. No later than January 1st of each year, Avantair will notify all of its fractional owners of a list of the year’s peak travel days, which will not exceed 25 days.

For all flights outside of the Primary Service Area, which varies by program and is comprised of the continental United States, as well as certain airports in geographic locations such as the Bahamas, Canada, Mexico and the Caribbean, fractional owners must request an aircraft at least 7 days prior to the scheduled date of the first leg of the trip. All such requests are completed, provided that, for each such request, the fractional owner has provided sufficient information regarding the trip to enable Avantair to schedule the trip.

Chartering

Whenever possible, Avantair will schedule an aircraft from its fleet for each request for use by a fractional or flight hour card owner. In the event that none of Avantair’s aircraft are available, Avantair will charter a comparable aircraft for use by the owner, provided that the fractional owner has complied with all applicable notice requirements and all other program provisions. Avantair will only charter aircraft that satisfy the Aviation Research Group US (ARG/US) Gold or Platinum rating.

 Sales and Marketing

Avantair targets customers based on demographic data, including net worth, household income, job title and age.

Avantair uses a variety of methods to market and advertise its various programs, including print advertising, direct mail, trade events, web site and online and referral incentives. Advertising strategy is based on historical performance data, demographics and competitive analysis.

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

Public relations efforts are driven by editorial opportunities and news pitches to key editors and media constituents. Recent editorial placements include magazines such as WSJ.com, Robb Report, Forbes and Business Jet Traveler, as well as travel and aircraft industry publications. An owner newsletter, Contrails, is published quarterly with pertinent news, purchase reinforcement and any new programs.  It is also mailed to competitive customers.

An important element of Avantair’s marketing strategy is referral incentives. Under Avantair’s referral incentive program, a fractional owner who refers a customer to Avantair receives a choice, dependent on the number of referrals, of additional allocated hours of flight time or other initiatives. Recognizing that a significant portion of its success is due to referrals from current owners, Avantair launched two owner loyalty programs.  Under the new Loyalty Program, Avantair awards added flight hours or monetary credits to owners who renew their partnership with Avantair. This in turn assists the Company in solidifying and stabilizing its customer base. Avantair has also launched the Ambassador Program under which owners interested in actively recommending Avantair to prospective customers will receive additional rewards for those that lead to new sales.

One internal measurement used to assess future sales is leads generated by both the sales force and the marketing methods targeting the high net worth demographic, competitive owners and methods described above. While many leads may not turn into sales, they provide the basis for future sales. Another important indicator is demonstration flights. A very high percentage of potential buyers of shares will request a demonstration flight on one or more aircraft types and on one or more products from different fractional operators. Avantair’s demonstration flight cost is deducted from the purchase only in the event that a share or shares are ultimately purchased.

Avantair’s sales department is comprised of a senior executive vice president of sales and marketing, vice president of sales, regional sales directors and regional sales managers supported by a sales department and a marketing department. Avantair’s sales staff is compensated with a base salary plus commissions.

Fleet and Geographic Scope

As of June 30, 2010, Avantair operated 55 aircraft within its fleet which is comprised of 46 aircraft for fractional ownership, 5 company owned core aircraft and 4 leased and company managed aircraft.

At June 30, 2010, Avantair had 52 additional Piaggio aircraft on order. Currently, all of the fractional aircraft in Avantair’s fleet are Piaggio Avanti turboprops. In addition, on October 17, 2006, Avantair announced orders for 20 Embraer Phenom 100 aircraft. The Phenom 100 is in the Very Light Jet category of business jets, with the largest cabin in the category. On June 20, 2008, Avantair assigned its rights and obligations to the purchase agreement for the purchase of these 20 Embraer Phenom 100 aircraft to a wholly owned subsidiary, called Share 100 Holding Co., LLC. On the same date, Avantair sold 100 percent of the Class A membership interest of the LLC, with the rights and obligations to 18 of the 20 aircraft, to a third party called Executive AirShares Corporation; Avantair retains the Class B membership interest of the LLC, with the rights and obligations to purchase aircraft 19 and 20. If Executive AirShares Corporation defaults under its obligations as a Class A member of the LLC, Avantair will then be responsible for the rights and obligations of the remaining undelivered aircraft.

Avantair has focused its sales efforts to date on a national basis. A fractional owner is entitled to board a plane at the location of his/her choosing. The costs of moving a plane, or repositioning it, are borne by Avantair. These costs have been very significant due to fuel, pilots and crew and maintenance costs arising from increased overall usage of the aircraft. As the number of planes in Avantair’s fleet increases, Avantair believes that the relative amount of repositioning should decline. As the size of Avantair’s fleet reaches a critical mass, aircraft will be positioned in strategic locations based on travel patterns. Those locations are frequently determined through the usage of a software optimization program. In addition, Avantair incurs costs associated with pilots and crew, such as transportation to flight departure locations, per diems, meals and hotel expenses. As Avantair’s fleet expands, crews will be domiciled in cities frequented by fractional owner and flight hour card holder flights. This presents an opportunity for Avantair to leverage more favorable discounts for air and hotel due to volume, as well as making more efficient use of pilot and crew work hours.

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

Avantair is the sole fleet provider of the Piaggio Avanti aircraft in North America. The Piaggio Avanti has a unique design that uses forward wing technology which the Company believes allows it to both provide the fastest speed of any turboprop and yet have an unusually large cabin relative to aircraft in its category. The Piaggio Avanti also compares favorably to light jets as the Piaggio Avanti has the lowest fuel usage in the category. This aircraft also allows access to a greater number of airports than most of the jets in its category since it has the capability to land on shorter runways.

The Piaggio Avanti has several features such as:

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
•
Safety– Since its introduction in 1989, there has not been a fatal accident involving a Piaggio Avanti. In addition, the Avanti’s wing design reduces the effects of turbulence and its de-icing system reduces the impact of inclement weather on aircraft operation.

Flight Operations

Avantair’s Operations Control Center is made up of four departments that all play a role in an Avantair program participant’s trip from the first phone call to completion of the trip at the final destination:

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

Pilot Hiring and Training

Avantair selects and hires pilots based on a detailed screening process, including interviews, assessments of the candidate’s knowledge of Avantair’s aircraft, applicable regulations and flight skills, and background checks. All pilots are initially hired into first officer positions. Minimum requirements for initial hires include:

•	2,500 hours of total flight time;
•	1,000 multi-engine flight hours; and
•	Recent flight time commensurate with experience.

All pilots must complete FAA required and approved ground and flight training prior to flying any flight leg for any of Avantair’s fractional owners. Further, all of Avantair’s pilots must fulfill ongoing training requirements. Actual average experience of pilot hires far exceeds these minimum requirements.

Aircraft Maintenance

Avantair aircraft maintenance follows a schedule of inspections based on the numbers of hours flown at the recommendation of the aircraft manufacturer and approval of the FAA. This schedule consists of four levels of inspection - A, B, C and D checks. An A check occurs at every 150 flight hours; a B check at every 600 flight hours; a C check at every 1,500 flight hours; and a D check at every 3,000 flight hours. The scheduled maintenance events, as well as unanticipated events, result in an average downtime of one day for A checks, two days for B checks, five days for C checks and twenty-one days for D checks. As a condition of employment, all of Avantair’s maintenance technicians must have an FAA license and are subject to a background check and drug screening prior to employment. Avantair’s Lead Technicians and Supervisors attend the FAA-approved Piaggio factory training program at Flight Safety. In addition, training is provided at the Rockwell Collins factory school as well as Pratt & Whitney Powerplant (engine) school. Avantair’s main maintenance base and its Maintenance Control Center, which oversees and coordinates all maintenance activity on Avantair’s aircraft, is located in Clearwater, Florida and is staffed 24 hours a day and seven days a week. The average years of experience is over 14 years for Avantair’s maintenance technicians, 15 years for its maintenance controllers and over 17 years for its maintenance quality control staff.

In April 2008, the Company terminated its Airframe Maintenance contract with its third party vendor and began to manage the Airframe Maintenance Program on an internal basis. In January 2009, the Company replaced a former engine service vendor with another nationally recognized, FAA certified engine maintenance vendor.

Competition

Avantair faces competition from other fractional aircraft operations. Avantair’s primary competitors are NetJets (a subsidiary of Berkshire Hathaway), Flight Options, FlexJet (a Bombardier subsidiary), and CitationShares (which is 75.0% owned by Cessna, a wholly-owned Textron subsidiary). None of these competitors are publically traded stand-alone entities like Avantair and all of these competitors are significantly larger than Avantair and with more resources. Some of these companies are subsidiaries of business jet manufacturers, which Avantair’s management believes may hamper their flexibility in purchasing aircraft. According to AvData, the North American fractionally owned fixed-wing aircraft fleet has grown from 8 aircraft in 1986 to an aggregate of 830 aircraft as of June 2010. According to AvData, five companies - NetJets, Flight Options, FlexJet, CitationAir, and Avantair - account for a majority of the total market for fractional aircraft, based on unique owners. Among the five major fractional companies, NetJets has a market share of approximately 51.0% and Flight Options, FlexJet, CitationAir have a combined market share of approximately 38.0%. According to AvData, as of June 2010, Avantair had an overall market share of 11.0%. However, in the light-cabin category in which it competes, Avantair has a market share of approximately 28.0%, the largest among the five major fractional companies.

Avantair and other fractional airlines also face competition from charter airlines, air taxis and commercial airlines. Some of these competitors offer greater selection of aircraft (including jet aircraft), some of which permit owners to fly greater distances or at greater speeds, travel with a greater number of passengers and on shorter advance notice before flying.

Avantair’s management believes that fractional and flight hour card aircraft operators compete on the basis of aircraft model and features, price, customer service and scheduling flexibility. Avantair’s management believes that customers are generally willing to continue to use the same aircraft operator so long as such operator provides satisfactory service with competitive pricing. Avantair’s management believes that the quality of its aircraft and service, and the value it provides to its customers, enables it to compete effectively against its larger competitors.

Information Technology

Avantair currently uses two core software applications for operations management as it awaits FAA approval on one of these software applications. FlightOps is designed, developed, and licensed by Bitwise Solutions, Inc. for use in Avantair’s Operations Control Center to track owner trips as well as manage its fleet. In fiscal year 2010, the Company implemented Astro Operations Manager, which is designed, developed, and licensed by DayJet Technologies for use in Avantair’s Operations Control Center to plan, schedule, and optimize utilization of its aircraft fleet. Until all required FAA approvals are received, the Company will continue to run the Astro software application parallel with the FlightOps software application. The Company expects to transition to solely using the state-of-the-art Astro software application during fiscal year 2011.

Avantair has invested in an efficient high-performance computing environment that includes Dell PowerEdge servers and Cisco Routers and Switches. In addition, Avantair has approximately 130 Fujitsu and Samsung Tablet PCs that are used as part of its pilots’ Electronic Flight Bag. These PCs are equipped with core software applications that include navigational aids, flight charts, and aircraft manuals.

Avantair currently has two agreements with Application Service Providers:

•	Salesforce – Customer Relationship Management Sales Force Automation; and

•	Avtrak – Enterprise Resource Management Aviation Service Software (Maintenance, Inventory).

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

Avantair’s charter operations under Part 135 also are subject to economic regulation by the U.S. Department of Transportation (“DOT”). To retain its DOT registration as an air taxi, Avantair must remain a U.S. citizen; that is, U.S. citizens must actually control Avantair, at least 75.0% of Avantair’s outstanding voting stock must be owned and controlled by U.S. citizens, and the President and two-thirds of the directors and other managing officers must be U.S. citizens. Avantair’s organizational documents provide for the automatic reduction in voting power of common stock owned or controlled by non-U.S. citizens if necessary to maintain U.S. citizenship. If Avantair cannot maintain its U.S. citizenship, it would lose its ability to conduct its charter operations (though not its fractional program manager operations).

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

Employees

As of June 30, 2010, Avantair had approximately 450 full-time employees, 40 of whom were management and 410 of whom were operational. Avantair believes that it has good relations with its employees.

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

Avantair’s revenues are largely derived from the sales of fractional interests and flight hour cards in aircraft and monthly management fees. The Company has obtained positive income from operations, however it has not been sufficient to cover interest expense related to the costs of financing aircraft and therefore, has incurred losses since inception. Avantair’s consolidated financial statements have been prepared assuming that Avantair will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Successful transition to profitable operations is dependent upon obtaining a level of sales adequate to support the Company’s cost structure and an uninterrupted delivery of aircraft. The Company has suffered recurring losses resulting in a stockholders’ deficit of approximately $32.2 million and a working capital deficiency of $43.9 million as of June 30, 2010 and a stockholders’ deficit of $36.0 million and a working capital deficiency of $49.2 million as of June 30, 2009. Historically, the Company has been able to finance operations from the capital obtained through the Reverse Merger which was completed on February 22, 2007 and the capital obtained through the November 2007 private placement of Series A Convertible Preferred Stock which raised gross proceeds of $15.2 million and the June, September and October 2009 private placements of Common Stock which raised net proceeds of $1.3 million, $0.6 million and $7.3 million, respectively. Management intends to continue to finance the operations of the Company through future cash flows from operations and future financings. However, Avantair’s expenses are expected to increase as it acquires additional aircraft and expands its operations, and there is no assurance that Avantair will be able to obtain sufficient financing (or financing on acceptable terms) or earn sufficient revenues to generate positive cash flow and attain profitability.

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

Avantair has experienced a decrease in the number of fractional aircraft share sales and may not be able to obtain acceptable customer contracts covering all of the fractional interests of its new airplanes, a sufficient number of flight hour cards and/or Axis Club Memberships, or a combination thereof, which could adversely affect our profitability and may incur losses by expanding its business during an economic downturn.

Since the beginning of the current economic downturn, the Company has experienced a decrease in the number of fractional aircraft share sales, with fractional aircraft shares sold decreasing 80.3% to 7.5 during fiscal year 2010 from 38 in fiscal year 2009.  At June 30, 2010, the Company has 28.5 fractional aircraft shares available for sale. In fiscal 2010, the Company incurred approximately $1.9 million in interest expense on floor-plan arrangements securing two aircraft underlying the 28.5 fractional aircraft shares available for sale, and will incur approximately $80,000 in interest expense per floor plan per month until the related aircraft are fully fractionalized. The Company believes that the decrease in fractional aircraft share sales is due to capital constraints on, and reluctance to commit to long-term expenditures by, individuals and companies who are potential customers.  In contrast, the Company has experienced an increase in flight hour time card sales which allow customers to fly privately without the capital commitment or long-term obligations of fractional ownership. This increase in flight hour time card sales requires an increase in the Company’s aircraft fleet in order to meet demand, with the Company bearing all of the financing risk in respect of the additional aircraft. During the current economic downturn, general credit market conditions have tightened, including credit necessary to acquire additional aircraft. The Company may not be able to secure sufficient financing for its fleet expansion due to the current economic downturn and the tightening credit conditions, or generate sufficient revenue from short-term flight hour time card sales to satisfy the cost of financing the acquisition of additional aircraft. If the Company is unable to secure sufficient financing at reasonable terms or to continue to generate sufficient revenue from flight hour time card sales to cover the costs of such additional aircraft, the Company’s financial performance may be adversely affected.

Avantair is dependent upon key personnel whose loss may adversely impact Avantair’s business.

Avantair depends on the expertise, experience and continued services of its senior management employees, especially Steven Santo, its Chief Executive Officer (CEO), Richard Pytak, its Chief Financial Officer (CFO) and Kevin Beitzel, its Chief Operating Officer (COO). Mr. Santo has acquired specialized knowledge and skills with respect to Avantair and its operations and most decisions concerning the business of Avantair will be made or significantly influenced by him. Avantair does not maintain life insurance with respect to Messrs. Santo, Pytak or Beitzel or any other of its executives. The loss of Messrs. Santo, Pytak, Beitzel or other senior management employees, or an inability to attract or retain other key individuals, could materially adversely affect the Company. The Company seeks to compensate and incentivize its key executives, as well as other employees, through competitive salaries and bonus plans, but there can be no assurance that these programs will allow Avantair to retain key or hire new employees. As a result, if Messrs. Santo, Pytak and/or Beitzel were to leave Avantair, the Company could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successors obtain the necessary training and experience. On September 29, 2006, Avantair entered into a three year employment agreement with Mr. Santo which expired in September 2009. On September 24, 2009, Avantair entered into a new three- year employment agreement effective that same day. However, there can be no assurance that a successor employment agreement will be entered into with Mr. Santo following this three year term or that the terms of this employment agreement will be sufficient to retain Mr. Santo.

Avantair’s management systems and personnel may not be sufficient to effectively manage its growth.

Avantair’s growth strategy involves increasing the number of available aircraft, fractional share owners, flight hour card and membership program participants and fixed base operations. Achieving Avantair’s growth strategy is critical in order for its business to achieve economies of scale and to achieve profitability. Any condition that would deny, limit or delay its ability to acquire additional aircraft, sell fractional shares, flight hour cards and/or memberships and open additional fixed base operations in the future will constrain Avantair’s ability to grow. Acquiring additional aircraft, selling fractional shares, flight hour cards and/or memberships and opening fixed base operations requires Avantair to commit a substantial amount of resources. Expansion is also dependent upon Avantair’s ability to maintain a safe and secure operation and will require additional personnel, equipment and facilities.

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

Expansion of Avantair’s business may also strain its existing management resources and operational, financial and management information systems to the point that they may no longer be adequate to support its operations, requiring Avantair to make significant expenditures in these areas. Avantair will need to develop further financial, operational and management reporting systems and procedures to accommodate future growth and reporting requirements under Section 404 of the Sarbanes Oxley Act of 2002 (including pursuant to other applicable securities laws). There can be no assurance that Avantair will be able to develop such additional systems or procedures to accommodate its future expansion on a timely basis, and the failure to do so could harm its business.

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

Avantair’s ability to make payments on its indebtedness and acquire additional aircraft will depend on its ability to generate cash from its future operations. As of June 30, 2010 and 2009, Avantair had incurred an aggregate of approximately $30.8 million and $42.6 million, respectively, in short and long term indebtedness to third party lenders. Much of this indebtedness is secured by some or all of Avantair’s assets. In addition, as of June 30, 2010, the Company has commitments valued at $330 million to purchase 52 additional aircraft through 2013. Avantair’s business may not generate sufficient cash flow from operations or from other sources sufficient to enable it to repay its indebtedness and to fund its other liquidity needs, including capital expenditure and aircraft acquisition requirements. Avantair may need to refinance or restructure all or a portion of its indebtedness or other financial obligations on or before maturity. Avantair may not be able to refinance any of its indebtedness on commercially reasonable terms, or at all. If Avantair cannot service or refinance its indebtedness or restructure its other financial obligations, it may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, any of which could have a material adverse effect on our operations. Additionally, Avantair may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.

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

As part of the Company’s business strategy, Avantair has historically sold and flown only Piaggio Avanti aircraft. The type of aircraft sold and operated by Avantair is the product of a single manufacturer. If the Piaggio Avanti manufacturer faced production delays due to, for example, natural disasters or labor strikes, Avantair may experience a significant delay in the delivery of previously ordered aircraft, which would adversely affect its revenues and profitability and could jeopardize its ability to meet the demands of its customers. Although Avantair could choose to operate aircraft of other types, such a change would involve substantial expense to the Company and could disrupt the Company’s business activities. Avantair has limited alternatives to find alternate sources of new aircraft.

Avantair’s dependence on the importation of foreign aircraft poses a significant risk to its business prospects.

Avantair’s revenue and profitability are based in part on current laws and regulations regarding the exportation from Italy by Piaggio Aero Industries S.p.A, the country of manufacture and importation into the United States of the aircraft. Current laws and regulations do not preclude the exportation from the subject manufacturers’ countries of operation or importation of the aircraft into the United States, provided that all applicable statutory and regulatory requirements are satisfied. Modification of such statutes and regulations by any foreign government or any agency thereof with respect to the exportation of the aircraft or modification of such statutes and regulations by the federal government of the United States or any agency thereof affecting the importation of the aircraft could pose a significant risk to Avantair’s business operations. The risks for Avantair associated with the modification of the exportation and importation statutes and regulations are increased due to Avantair’s current dependence on the importation of foreign aircraft for the operation of its business. Piaggio America, Inc. ensures compliance with the statutory and regulatory requirements for the importation of the aircraft into the United States prior to the Company taking delivery of the aircraft in the United States.

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

Avantair competes with national airlines, regional airlines, charter carriers, other fractional aircraft ownership operators, and particularly on shorter routes, ground transportation. According to AvData, the North American fractionally owned fixed-wing aircraft fleet has grown from 8 aircraft in 1986 to an aggregate of 830 aircraft as of June 2010. According to AvData, five companies - NetJets, Flight Options, FlexJet, CitationAir, and Avantair - account for a majority of the total market for fractional aircraft, based on unique owners. Among the five major fractional companies, NetJets has a market share of approximately 51.0% and Flight Options, FlexJet, CitationAir have a combined market share of approximately 38.0%. According to AvData, as of June 2010, Avantair had an overall market share of 11.0%. However, in the light-cabin category in which it competes, Avantair has a market share of approximately 28.0%, the largest among the five major fractional companies.

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

In some cases, including all current international operations, Avantair is deemed to transport persons or property by air for compensation, and Avantair accordingly is regulated by the FAA and the U.S. Department of Transportation as an on demand air carrier. Therefore, to comply with restrictions imposed by U.S. aviation laws on foreign ownership of air carriers, the Company’s certificate of incorporation and bylaws have been amended to reflect that at least 75.0% of its voting stock is required to be held by U.S. citizens. Although Avantair’s amended and restated certificate of incorporation contains provisions limiting non-citizen ownership of its voting stock, Avantair could lose its operating certificate, which allows it to conduct aircraft operations in the U.S., if such provisions prove unsuccessful in maintaining the required level of citizen ownership. Such loss would have a material adverse effect on Avantair. If Avantair determines that persons who are not citizens of the U.S. own more than the permitted percentage, currently 25.0%, of Avantair’s voting stock, Avantair may redeem such stock or, if redemption is not permitted by applicable law or Avantair’s Board of Directors, in its discretion, elects not to make such redemption, the Company may restrict the voting rights of such excess shares. The required redemption would be at a price equal to the average closing price during the preceding 10 trading days, which price could be materially different from the current price of the common stock, or if the Company’s common stock is not traded or quoted, at a price equal to the fair market value as determined in good faith by Avantair’s Board of Directors, in each case, plus the amounts of any dividends or other distributions which may be owed to the stockholder. Avantair’s Board of Directors has not adopted a formula for determining fair market value as the Company’s common stock is currently traded and quoted. If a non-citizen purchases the voting stock, there can be no assurance that their stock will not be redeemed, which redemption could result in a material loss, or that they will be able to exercise full voting rights with respect to such voting stock. Such restrictions and redemption rights may make Avantair’s equity securities less attractive to potential investors, which may result in Avantair’s publicly traded voting stock having a lower market price than it might have in the absence of such restrictions and redemption rights.

Future acquisitions of fixed base operations (“FBO”) businesses or other assets by Avantair would subject Avantair to additional business, operating and industry risks, the impact of which cannot presently be evaluated, and could adversely impact Avantair’s capital structure.

In the future, Avantair may decide to pursue other acquisition opportunities to the extent reasonably feasible. Acquisitions may be of fixed base operations businesses, operations in the aircraft industry or other businesses that may be complementary to Avantair’s business. In addition, Avantair is not limited to any particular industry or type of business for potential acquisitions. Accordingly, there is no current basis to evaluate the possible merits or risks of the particular business or assets that Avantair may acquire, or of the industry in which such business operates. If Avantair acquires a business in an industry characterized by a high level of risk, it may be affected by the currently unascertainable risks of that industry. Although Avantair’s management will endeavor to evaluate the risks inherent in a particular industry or target business, there can be no assurance that Avantair will properly ascertain or assess all of the significant risk factors.

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

Many aspects of Avantair’s operations are subject to foreign laws and regulations protecting the environment, in addition to federal, state and local laws. The Company does not anticipate that the costs of compliance with current environmental regulations will have a material adverse effect on our business. However, the cost of compliance with any future environmental regulations is unknown and may have a material effect. Although the Company believes its aircraft produce 35.0% less carbon emissions than its competitors’ aircraft, based upon fuel usage rates of the Piaggio Avanti aircraft as compared to other aircraft in the light jet category as derived from data compiled by the Halogen Guide, February 2007 issue, it could be impacted significantly if more stringent environmental laws and regulations related to aircraft emissions were imposed.

Avantair could be adversely affected by a failure or disruption of its computer, communications or other technology systems.

Avantair is highly dependent on its computer systems and call center software to operate its business. The systems and software on which Avantair relies to manage the scheduling and monitoring of its flights could be disrupted due to events beyond Avantair’s control, including natural disasters, power failures, terrorist attacks, equipment failures, software failures and computer viruses and hackers. Further, the vendors of Avantair’s scheduling software are small businesses and for one of these vendors highly dependent on the services of its founder. Any substantial or repeated failure of Avantair’s systems or software could impact Avantair’s operations and customer service, result in a disruption in flight scheduling, the loss of important data, loss of revenues, increased costs and generally harm its business. Moreover, a catastrophic failure of certain of Avantair’s vital systems could limit its ability to operate flights for an indefinite period of time, which would have a material adverse impact on Avantair’s business.

Sales of fractional interests and flight hour cards in excess of available fleet capacity could adversely affect Avantair’s business.

Since fractional shareowners generally desire to enter a fractional program when they make their decision to purchase a fractional share, it is difficult for a fractional operator to pre-sell many shares in advance of receipt of additional aircraft. Flight hour card as well as Axis Club Membership program participants often likewise purchase their flight hour cards and begin utilizing the services within a short time thereafter. An aircraft fleet provides a finite level of capacity, and the addition of significant additional share owners and flight hour card users to the usage base may require an increase in charter usage, which may not be economical. If Avantair does not adequately manage the sales process and sells shares or timecards in excess of its available capacity, its business could be adversely affected.

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

Ownership of fractional shares and flight hour cards is likely considered a luxury item to consumers, especially compared to the costs associated with commercial air travel. As a result, a general downturn in economic, business and financial conditions, including the current recession, inflation and higher interest rates, could have an adverse effect on consumers’ spending habits and could cause them to travel less frequently and, to the extent they travel, to travel using commercial air carriers or other means considered to be more economical than owning a fractional interest, flight hour card, and/or membership in a fractional aircraft program.

The operation of aircraft is dependent on the price and availability of fuel. Continued periods of historically high fuel costs may materially adversely affect Avantair’s operating results.

Avantair’s operating results may be significantly impacted by changes in the availability or price of fuel for aircraft operated by Avantair. Fuel prices have fluctuated significantly since 2004 and although Avantair is currently able to obtain adequate supplies of fuel, it is impossible to predict the price of fuel. Political disruptions or wars involving oil-producing countries, changes in government policy, changes in fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages and additional fuel price increases in the future. Furthermore, Avantair bears the entire cost of fuel when repositioning aircraft and for satisfying flight hour card sale demands. There can be no assurance that Avantair will be able to fully recover its increased fuel costs by passing these costs on to its customers. In the event that Avantair is unable to do so, Avantair’s operating results will be adversely affected.

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

Risks Related to Our Common Stock

There will be a substantial number of shares of Avantair’s common stock available for sale in the future that may be dilutive to its current stockholders and may cause a decrease in the market price of its common stock.

As of June 30, 2010, the Company had 26,353,201 shares of common stock outstanding, 414,066 shares of common stock available for future issuance under its 2006 Long-Term Stock Incentive Plan and warrants to purchase 2,829,507 shares outstanding. In addition, as of June 30, 2010, the Company has 152,000 shares of Series A Preferred Shares outstanding.   As of June 30, 2010, the Company has 4,251,857 shares of common stock reserved on its books and records for issuance upon the conversion of the outstanding Series A Preferred Shares. As a result of the sales of shares consummated on June 30, September 25, and October 16, 2009, the conversion price of the Series A Preferred Shares was reduced from $5.15 to $3.57.

Future sales or issuances of the Company’s common stock or securities convertible into common stock, the perception such sales or issuances may occur or the availability for sale in the public market of substantial amounts of our common stock could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through future sales of equity securities at a time and price that we deem appropriate.

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

Avantair has been unable to receive a listing of its securities on NASDAQ or another national securities exchange and this may make it more difficult for its stockholders to sell their securities.

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

Under the October 16, 2009 Securities Purchase and Exchange Agreement, the Company has agreed to use its commercially reasonable best efforts to qualify for the listing of the outstanding common stock on the NASDAQ Capital Market as promptly as practicable. In order to complete a listing on the NASDAQ Capital Market, the Company may be required to complete a reverse split of its common stock to satisfy the minimum per share price requirement for initial listing on that market. The consummation of a reverse split will reduce the number of outstanding shares of the Company’s common stock and may adversely affect the trading price and liquidity of the Company’s common stock. The Company cannot provide assurance that a reverse stock split will increase the trading price of its common stock. Even if a reverse stock split is completed, the Company may be unable to qualify its common stock for listing on the NASDAQ Capital Market, or to maintain such a listing if initially qualified.

Item 1B. Unresolved Staff Comments

There are no unresolved written comments that were received from the SEC staff 180 days or more before the fiscal year ended June 30, 2010 relating to our periodic or current reports filed under the Securities Exchange Act of 1934.

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

Item 3. Legal Proceedings

From time to time, the Company is party to various legal proceedings in the normal course of business. It is expected that these claims would be covered by insurance subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. As of June 30, 2010, there were no legal proceedings which the Company would anticipate having a material adverse effect on its financial position, results of operations or cash flows.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF SECURITIES AND DIVIDENDS

Avantair’s common stock is traded on the Over-the-Counter Bulletin Board under the symbol AAIR. The following table sets forth the range of high and low closing bid prices for the common stock for the periods indicated. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions. On June 30, 2010, the last reported sale price of our shares was $3.00 per share. As of June 30, 2010, there were approximately 70 shareholders of record of the common stock.

	Common Stock
Quarter Ended	High	Low

2009
First Quarter	$2.20	$1.50
Second Quarter	1.90	0.57
Third Quarter	1.75	0.80
Fourth Quarter	1.90	1.15

2010
First Quarter	1.65	1.20
Second Quarter	2.05	1.00
Third Quarter	2.35	2.00
Fourth Quarter	3.20	2.20

DIVIDEND POLICY

The Company has never declared or paid cash dividends on its common stock. The Company currently expects to retain all future earnings for use in the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. The declaration and payment of any dividends in the future will be determined by our board of directors, in its discretion, and will depend on a number of factors, including our earnings, capital requirements and overall financial condition.

EQUITY COMPENSATION PLANS

The following table sets forth information regarding the Company’s Equity Compensation Plan as of June 30, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	776,100	$3.17	414,066
Equity compensation plans not approved by security holders	—	—	—
Total	776,100	$3.17	414,066

The maximum number of shares of Avantair’s common stock issuable in connection with the 2006 Long-Term Incentive Plan (sometimes referred to as “the Plan”) may not exceed 1,500,000 shares. There are 776,100 shares subject to issuance upon exercise of outstanding stock options; 309,834 shares have been issued with respect to awards of restricted stock; and 414,066 remain available for future issuance under the Plan.

RECENT SALES OF UNREGISTERED SECURITIES

On October 16, 2009, Avantair, Inc. (the “Company” or “Avantair”) entered into a Securities Purchase and Exchange Agreement (the “Purchase Agreement”) with the investors party thereto (the “Investors”) in connection with a PIPE (Private Investment in a Public Entity) financing. Pursuant to the Purchase Agreement, certain new investors purchased 8,818,892 shares of common stock in a private placement for net proceeds of approximately $7.3 million, or $9.2 million when combined with the proceeds of two prior placements consummated in June and September 2009. The Company used the net proceeds from this financing transaction to retire debt, for working capital and general corporate purposes.

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

On October 16, 2009, pursuant to an agreement between EBC and the Company, in consideration for services rendered as placement agent for the Company’s June, September and October 2009 private placements, the Company issued to EBC and its affiliates 455,887 fully vested warrants which expire on June 30, 2012. Each warrant permits the holder to purchase one share of the Company’s common stock at an exercise price of $1.05 per share. The shares issuable upon exercise of the warrants are entitled to registration rights under the October 2009 Registration Rights Agreement. The Company may redeem the warrants at any time on or after October 16, 2011 at the price of $0.01 per warrant, provided that the volume weighted average price of the Company’s common stock has been at least 200.0% of the exercise price of a warrant for any twenty trading days during any consecutive thirty trading day period ending on the third trading day preceding the date of the notice of redemption. These warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering.

During the second quarter of fiscal 2010, the Company, through an arms-length transaction transferred its rights to purchase four Piaggio Avanti II aircraft to LW Air pursuant to the existing aircraft purchase agreement between the Company and Piaggio America, Inc. Upon delivery of the aircraft, Piaggio America returned $2.6 million of deposits previously paid on the aircraft by the Company. Simultaneous with this transaction, the Company entered into an eight-year management agreement for those aircraft and the Company issued 2,373,260 warrants to Lorne Weil, the Managing Member of LW Air.

The warrants issued in conjunction with the LW Air transactions to Lorne Weil, Managing Member of LW Air, provide for the purchase of 2,373,620 shares of the Company’s common stock at an exercise price of $1.25 per share. The warrants expire on October 16, 2012, and the warrants and any underlying shares purchased upon exercise of the warrants may not be sold, transferred, assigned or hypothecated, in whole or in part, at any time on or prior to October 16, 2011, other than to an affiliate of the warrant holder. The Company may redeem the warrants held by Lorne Weil at any time on and after October 16, 2011 at the price of $0.01 per warrant, provided that the volume weighted average price of the Company’s common stock has been at least 300.0% of the exercise price of a warrant for any twenty trading days during any consecutive thirty trading day period ending on the third trading day preceding the date of the notice of redemption. These warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering.

Item 6. Selected Financial Data

The following table presents the Company’s summary historical consolidated financial information. The summary consolidated statements of operations data for each of the two fiscal years in the period ended June 30, 2010 and 2009 and the consolidated balance sheet data as of June 30, 2010 and 2009 have been derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for each of the fiscal years ended June 30, 2008, 2007, and 2006 and the consolidated balance sheet information as of June 30, 2008, 2007 and 2006 was derived from our audited consolidated financial statements which are not presented herein. These historical results are not necessarily indicative of results to be expected in any future period.

Avantair, Inc. and Subsidiaries
	Years Ended June 30,
	2010	2009	2008	2007	2006
Consolidated Statement of Operations Data

Revenue
Fractional aircraft sold	$43,756,222	$51,864,010	$43,426,696	$29,695,175	$23,756,070
Maintenance and management fees	72,957,679	70,693,367	58,211,457	38,787,596	22,824,940
Flight hour card and Axis Club membership revenue	20,024,602	9,384,110	7,236,151	3,607,831	210,900
Other revenue	6,268,071	4,885,563	6,744,679	4,302,630	1,603,470

Total revenue	143,006,574	136,827,050	115,618,983	76,393,232	48,395,380

Operating expenses
Cost of fractional aircraft shares sold	37,317,493	44,118,352	36,637,959	24,370,988	19,166,722
Cost of flight operations	54,151,877	46,723,184	50,058,692	35,665,057	25,362,985
Cost of fuel	14,272,477	13,349,084	16,489,422	10,192,406	6,419,835
Gain on sale of assets	(897,595)	(1,394,164)	(861,410)		(207,544)
Write-off of aircraft deposit	-	-	-	300,000	-
General and administrative expenses	25,861,629	23,628,541	20,703,120	18,540,610	10,757,280
Selling expenses	5,116,153	3,736,424	4,670,246	4,333,268	3,672,754
Depreciation and amortization	5,471,677	5,233,250	3,624,710	2,013,530	2,649,096
Total operating expenses	141,293,711	135,394,671	131,322,739	95,415,859	67,821,128

Income (loss) from operations	1,712,863	1,432,379	(15,703,756)	(19,022,627)	(19,425,748)

Other income (expenses)
Interest income	43,959	46,073	482,666	444,179	557,508
Other income	31,884	2,848	252	284,723	230,438
Interest expense	(5,757,264)	(5,942,221)	(3,661,227)	(3,406,181)	(2,110,119)
Total other expenses	(5,681,421)	(5,893,300)	(3,178,309)	(2,677,279)	(1,322,173)

Net loss	(3,968,558)	(4,460,921)	(18,882,065)	(21,699,906)	(20,747,921)

Preferred stock dividend and accretion of expenses	(1,506,814)	(1,488,071)	(903,851)	-	-
Net loss attributable to common stockholders	$(5,475,372)	$(5,948,992)	$(19,785,916)	$(21,699,906)	$(20,747,921)

Loss per common share:
Basic and diluted	$(0.23)	$(0.39)	$(1.30)	$(2.47)	$(6.31)

Weighted- average common shares outstanding:
Basic and diluted	23,419,624	15,306,725	15,230,482	8,780,234	3,288,590

Avantair, Inc. and Subsidiaries
	As of June 30,
	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data

Total assets	$131,637,600	$164,065,403	$204,477,455	$160,490,260	$105,154,683

Long-term liabilities	$55,000,107	$88,229,537	$123,018,837	$112,509,063	$72,844,665

Stockholders' deficit	$(32,163,152)	$(36,007,683)	$(31,651,546)	$(11,959,024)	$(35,030,607)

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

Overview

Avantair is engaged in the sale of fractional ownership interests in, and flight hour card usage of, professionally piloted aircraft for personal and business use, and the management of its aircraft fleet. According to AvData, Avantair is the fifth largest company in the North American fractional aircraft industry. As of June 30, 2010, Avantair operated 55 aircraft within its fleet, which is comprised of 46 aircraft for fractional ownership, 5 company owned core aircraft and 4 leased and company managed aircraft.

Avantair also operates fixed flight based operations (FBO) in Camarillo, California and in Caldwell, New Jersey. Through these FBOs and its headquarters in Clearwater, Florida, Avantair provides aircraft maintenance, concierge and other services to its customers as well as to the Avantair fleet.

Avantair generates revenues primarily through the sale of fractional ownership shares of aircraft, by providing management and maintenance services related to these aircraft, and from the sale of flight hour cards providing either 15 or 25 hours of flight time per year of access to its aircraft fleet (either individually or through the Company’s Axis Club Membership program). The Company markets and sells fractional ownership interests to individuals and businesses with a minimum share size of a one-sixteenth ownership interest. Under management and maintenance agreements with fractional owners, Avantair provides pilots, maintenance, fuel and hangar space for the aircraft.

In response to the general economic downturn and the resulting growth of flight hour card sales over fractional share sales industry-wide, in January 2009, Avantair initiated the Axis Club Membership program. This program is designed to bridge the gap between the financial commitment of a fractional share and flight hour cards. This product offers access to blocks of flight hours for a three year membership fee of $75,000. The program requires Axis Club members to purchase a minimum of three 25 hour flight hour cards for $80,000 or less, dependent upon the type of membership purchased, over a three year period. The program also allows for the conversion of club membership into fractional ownership. Members are not charged a management fee until they are fractional owners.

Avantair presently sources all of its aircraft from a single manufacturer, Piaggio America, Inc. (“Piaggio”). As of June 30, 2010, Avantair had contractual commitments to purchase 52 additional Piaggio Avanti II aircraft through 2013 with a mutual understanding that the aircraft delivery dates can be extended. The total commitment, including a recently proposed price escalation, is valued at approximately $330 million. The Company’s agreement with Piaggio permits it some flexibility to defer a portion of the aircraft deliveries and the Company has exercised this flexibility at certain times in order to take deliveries in line with the Company’s sales expectations. Avantair believes that the pricing structure afforded by utilizing the Piaggio Avanti allows Avantair to attract a customer desiring quality at a lower price point. Offering the cabin cross section of a mid-size aircraft and fuel efficiency of a turboprop, along with no hourly fees, allows Avantair to lower the cost of private air travel for a broader range of consumers.

The Company’s primary sources of operating funds are the collection of management and maintenance fees from fractional share owners as well as the sale of fractional ownership shares, flight hour cards and, effective January 2009, Axis Club Memberships. Revenue for the sales by product category can be found in the accompanying Consolidated Statement of Operations for the fiscal year ended June 30, 2010. Sales by product category follow:

	FY 2010 Unit Sales for the Three Months Ended				FY 2010	FY 2009
	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010	Total	Total
New Fractional shares	2	5	-	0.5	7.5	38
Flight hour cards	86	100	82	120	388	160
Axis Club Memberships	3	21	9	18	51	10

Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and aircraft under management as well as increase the number of flight hour cards and Axis Club Memberships sold. At June 30, 2010, the Company had 28.5 fractional aircraft shares available for sale. In addition to the cost of acquiring aircraft, Avantair’s primary expenses are related to fuel, aircraft repositioning (i.e., moving an aircraft to another location to accommodate a customer’s need and for demonstration flights for sales purposes), maintenance, charters and insurance. To finance its growth strategy, the Company will continue to actively pursue additional funds through some or a combination of equity financing, including the sale of additional shares of common and preferred stock, asset sales, accelerated payments of management and maintenance fees or debt financing.

In September and October 2009, the Company consummated private sales of its common stock to investors generating net proceeds of approximately $8.0 million. Together with the proceeds of the private placement consummated in June 2009, the Company received total net proceeds of approximately $9.2 million.

At June 30, 2010 and 2009, Avantair had assets of approximately $131.6 million and $164.0 million, respectively. For the fiscal years ended June 30, 2010 and 2009, the Company had revenue of approximately $143.0 million and $136.8 million, respectively, and net losses of approximately $4.0 million and $4.5 million, respectively. Avantair has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. At August 31, 2010, the Company had approximately $7.2 million of unrestricted cash on hand and assuming there is no change in sales and expense trends experienced since the fourth quarter of fiscal 2010, the Company believes that its cash position will be sufficient to continue operations for the foreseeable future.

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

Fractional Aircraft Shares Sales

The Company does not have objective evidence to determine the fair value and allocate fractional share revenue from that generated from the management and maintenance agreement, and, as a result, has adopted the provisions of Accounting Standards Codification (“ASC”) ASC 605-25 “Multiple- Element Arrangements” to account for the sale of fractional shares of aircraft. Accordingly, as the sales of the fractional shares cannot be separated from the underlying management and maintenance agreement, fractional share sale revenue is recognized ratably over the five-year life of the management and maintenance agreement. The period in which revenue is recognized will be evaluated on a periodic basis. Factors that impact management’s assessment of the most appropriate period of revenue recognition will include, but not be limited to, customer turnover, terms and conditions of the related fractional share sale, maintenance arrangements as well as any other factor that could impact revenue.

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

Goodwill and Long-lived Assets

The Company accounts for goodwill and other intangible assets under ASC 350 "Intangibles — Goodwill and Other." ASC 350, eliminates the amortization of goodwill and certain other intangible assets and requires an evaluation of impairment by applying a fair-value based test. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company’s reporting units based on discounted cash flow models using revenue and profit forecasts and comparing the estimated fair values with the carrying values of the Company’s reporting units which include the goodwill. If the estimated fair values are less than the carrying values, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of the Company’s “implied fair value” requires the Company to allocate the estimated fair value to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value.

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

Results of Operations

Fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2009

Revenues for the fiscal year ended June 30, 2010 were $143.0 million, an increase of 4.5% from $136.8 million for the fiscal year ended June 30, 2009. This increase was the result of an increase of 3.2% in management and maintenance fees to $73.0 million for the fiscal year ended June 30, 2010 from $70.7 for the comparable 2009 period, an increase of 113.4% in flight hour card and Axis Club Membership revenue to $20.0 million for the fiscal year ended June 30, 2010 from $9.4 million for the comparable 2009 period, and an increase of 28.3% in other revenue to $6.3 million for the fiscal year ended June 30, 2010 from $4.9 million for the comparable 2009 period, offset by a 15.6% decrease in the revenue generated from the sale of fractional aircraft shares to $43.8 million for the fiscal year ended June 30, 2010 from $51.9 million for the comparable 2009 period.

Revenue from the sale of fractional aircraft shares decreased due to the full amortization of revenue from shares sold in prior periods, partially offset by amortization of revenue from shares sold in fiscal year 2010.

The increase in revenue from management and maintenance fees is primarily due to a 3.0% increase in the average number of fractional shares through June 30, 2010 from the comparable 2009 period, coupled with an increase in the average monthly management fee per shareowner.

Flight hour card revenue and Axis Club Membership revenue increased $10.6 million primarily due to an increase in flight hour card sales as a result of the greater acceptance of time card travel in the existing economy compared to fractional ownership and the resulting increase in flight hour card utilization by owners during the fiscal year ended June 30, 2010 from the comparable 2009 period. Partially offsetting this increase is a decrease in the per hour revenue rate recognized in 2010 as a result of a greater number of lower priced Axis cards, exclusive of membership fees.

Other revenue increased 28.3% to $6.3 million for the fiscal year ended June 30, 2010 from $4.9 million for the fiscal year ended June 30, 2009, due to increased fuel, remarketing and engine rental revenue offset by a decrease in demonstration revenue. Demonstration flights that generate demonstration revenue are in anticipation of a fractional share sale, but not for flight hour time card sales. Demonstration revenue therefore decreased because of the decrease in fractional share sales, despite the increases in flight hour time card sales.

Operating expenses for the fiscal year ended June 30, 2010 were 4.4% higher than the fiscal year ended June 30, 2009, with total operating expenses of $141.3 million compared to $135.4 million, respectively. The cost of fractional aircraft shares sold decreased to $37.3 million for the fiscal year ended June 30, 2010 from $44.1 million for the fiscal year ended June 30, 2009, due to the full amortization of costs that had been deferred from shares sold in prior periods, partially offset by amortization of costs from shares sold in fiscal year 2010. The gain on sale of assets decreased 35.6% to $0.9 million for the fiscal year ended June 30, 2010 from $1.4 million for the fiscal year ended June 30, 2009, due to a $0.9 million nonrecurring gain recognized on the sale of one of the Company’s core aircraft during the fiscal year ended June 30, 2010. The cost of flight operations, together with the cost of fuel, increased 13.9% to $68.4 million for the fiscal year ended June 30, 2010 from $60.1 million for the fiscal year ended June 30, 2009, primarily due to:

•
an increase in chartering expense due to aircraft availability and an increase in maintenance expense as a result of an increase in fleet size, flight hours and aircraft maintenance management, partially offset by decreases by use of enhanced flight optimization software and flight staff training and a decrease in insurance expense and aircraft lease expense as a result of the conversion of a Company leased aircraft to a Company core aircraft; and

•	a $1.0 million increase in cost of fuel due to an increase in flight hours offset by a decrease in the per gallon cost of fuel.

General and administrative expenses increased 9.5% to $25.9 million for the fiscal year ended June 30, 2010 from $23.6 million for the fiscal year ended June 30, 2009, primarily due to a $0.7 million increase in expenses related to fixed based operations primarily as a result of an increased volume of fuel sales, a $0.4 million increase in payroll and related expenses, and a $0.2 million increase in shipping expenses.

Selling expenses increased 36.9% to $5.1 million for the fiscal year ended June 30, 2010 from $3.7 million for the fiscal year ended June 30, 2009 due to an increase in payroll and commission expenses as a result of increased flight hour card sales and an increase in marketing expenses due to participation in static displays and target-focused marketing events.

Income from operations was $1.7 million for the fiscal year ended June 30, 2010, an increase from $1.4 million income from operations for the fiscal year ended June 30, 2009 for the reasons set forth above.

Interest expense decreased 3.1% to $5.8 million for the fiscal year ended June 30, 2010 from $5.9 million for the fiscal year ended June 30, 2009, as a result of maintaining two aircraft floor plan notes payable throughout fiscal year 2010 compared to an average of two and a half floor plan notes payable during fiscal year 2009 and from the repayment of two long-term notes payable during the second quarter of fiscal year 2010, partially offset by interest expense from two aircraft capital lease obligations in 2010 that were entered into during the fourth quarter of fiscal year 2009.

Net loss decreased to $4.0 million for the fiscal year ended June 30, 2010 compared to $4.5 million for the fiscal year ended June 30, 2009 due to the increase in income from operations partially offset by the increase in total expenses discussed above.

Fiscal year ended June 30, 2009 compared to the fiscal year ended June 30, 2008

Revenues for the fiscal year ended June 30, 2009 were $136.8 million, an increase of 18.3% from $115.6 million for the fiscal year ended June 30, 2008. This increase was the result of a 19.4% increase in the revenue generated from the sale of fractional aircraft shares to $51.9 million for the fiscal year ended June 30, 2009 from $43.4 million for the comparable 2008 period, an increase of 21.4% in management and maintenance fees to $70.7 million for the fiscal year ended June 30, 2009 from $58.2 million for the comparable 2008 period, an increase of 29.7% in flight hour card and Axis Club Membership revenue to $9.4 million for the for the fiscal year ended June 30, 2009 from $7.2 million for the comparable 2008 period, and a decrease of 27.6% in other revenues to $4.9 million for the fiscal year ended June 30, 2009 from $6.7 million for the comparable 2008 period.

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

The increase in revenue from management and maintenance fees is primarily due to a 14.0% increase in the average number of fractional shares sold through June 30, 2009 from the comparable 2008 period, coupled with an increase in the average monthly management fee per shareowner.

Flight hour card and Axis Club Membership revenue increased $2.1 million primarily as a result of an increase in Flight hour card revenue due to increased flight hour card sales as a result of the greater acceptance of time card travel in the existing turbulent economy compared to fractional ownership and the timing of flight hour card utilization by owners during the fiscal year ended June 30, 2009 from the comparable 2008 period.

Other revenue decreased $1.9 million primarily as a result of the $1.6 million decrease in demonstration revenue as a result of the reduction in fractional share sales activity during the fiscal year ended June 30, 2009 from the comparable 2008 period.

Operating expenses for the fiscal year ended June 30, 2009 increased 3.1% to $135.4 million compared to $131.2 million, for the comparable 2008 period. The cost of fractional aircraft shares sold increased 20.4% to $44.1 million for the fiscal year ended June 30, 2009 from $36.6 million for the fiscal year ended June 30, 2008, due to an increase in the average number of fractional shares sold through June 30, 2009 from fractional shares sold through June 30, 2008. Gain on sale of assets increased 61.9% to $1.4 million related to a nonrecurring gain recognized on the sale of one of the Company’s core aircraft in fiscal year 2009 as compared to $0.8 million nonrecurring gain recognized in the comparable 2008 period. The cost of flight operations, together with the cost of fuel decreased 9.7% to $60.0 million for the fiscal year ended June 30, 2009 from $66.5 million for the fiscal year ended June 30, 2008, primarily due to:

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

Income from operations was $1.4 million for the fiscal year ended June 30, 2009, an increase of 109.1% from the $15.7 million loss from operations for the fiscal year ended June 30, 2008 for the reasons set forth above.

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

Liquidity and Capital Resources

Avantair’s primary sources of liquidity have been cash provided by operations, cash raised from its equity offering as Ardent Acquisition Corp., cash provided from its debt facilities, cash raised in the preferred and common stock offerings, and other asset- based borrowing (see Note 12 to the Company’s consolidated financial statements for the fiscal year ended June 30, 2010). The Company uses its cash primarily to fund losses from operations, deposits made on aircraft, leasehold improvements, and to fund the purchase of core aircraft and aircraft which are to be fractionalized. Cash generated from operations has not been sufficient to provide for all the working capital needed to meet Avantair’s requirements. At June 30, 2010 and 2009, Avantair had a working capital deficit of approximately $43.9 million and $49.2 million, respectively, and a stockholders’ deficit of approximately $32.2 million and $36.0 million, respectively. As of June 30, 2010, cash and cash equivalents amounted to approximately $9.4 million and total assets to $131.6 million. The cash and cash equivalent balance increased $5.7 million from June 30, 2009 and total assets decreased $32.4 million. The increase in cash and cash equivalents occurred primarily as a result of cash received from the sale of fractional shares, flight hour cards, Axis Club Memberships, fuel and rent, collection of management and maintenance fees and other receipts including proceeds from the sale of the Company’s common stock. In October 2009, in its last tranche of its private placement, Avantair sold 8,818,892 shares at a price of $0.95 per share generating net proceeds of approximately $7.3 million (See Note 12 to the Company’s consolidated financial statements for the fiscal year ended June 30, 2010). During the second quarter of fiscal 2010, the Company, through an arms-length transaction, transferred its rights to purchase four Piaggio Avanti II aircraft to LW Air pursuant to the existing aircraft purchase agreement between the Company and Piaggio. Upon delivery of the aircraft, Piaggio returned to the Company $2.6 million of deposits previously paid on the aircraft by the Company. In addition, on December 14, 2009, the Company sold one of its aircraft to a third party for $2.9 million. Partially offsetting these receipts are cash disbursements of $7.2 million in payments for deposits on future aircraft deliveries, and $11.8 million repayment of debt, in addition to expenditures for the cost of operations, including insurance and capital and leasehold improvements.

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

Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and aircraft under management as well as increase the number of flight hour cards and Axis Club Memberships sold. At June 30, 2010, the Company had 28.5 fractional aircraft shares available for sale. In addition to the cost of acquiring aircraft, Avantair’s primary expenses are related to fuel, aircraft repositioning (i.e., moving an aircraft to another location to accommodate a customer’s need and for demonstration flights for sales purposes), maintenance, charters and insurance. To finance its growth strategy, the Company may continue to actively pursue additional funds through equity financing, including the sale of additional shares of common and preferred stock, asset sales, accelerated payments of management and maintenance fees, debt financing, or a combination thereof.

At June 30, 2010 and 2009, Avantair had assets of approximately $131.6 million and $164.0 million, respectively. For the fiscal years ended June 30, 2010 and 2009, the Company had revenue of approximately $143.0 million and $136.8 million, respectively, and net losses of approximately $4.0 million and $4.5 million, respectively. Avantair has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. At August 31, 2010, the Company had approximately $7.2 million of unrestricted cash on hand and assuming there is no change in sales and expense trends experienced since the fourth quarter of fiscal 2010, the Company believes that its cash position will be sufficient to continue operations for the foreseeable future.

Fiscal year ended June 30, 2010 compared to fiscal year ended June 30, 2009.

Net cash provided by operating activities was $6.9 million for the year ended June 30, 2010 compared to cash used in operating activities of $5.8 million for the same period last year. Net cash provided by operating activities during the year ended June 30, 2010 is primarily attributable to the $4.0 million net loss, combined with depreciation expense of $5.5 million and stock- based compensation expense of $0.4 million, less the gain on sale of assets of $0.9 million and $3.6 million of unsold aircraft costs, a decrease of a $1.7 million in prepaid expenses, a $4.0 net decrease in accounts payable and accrued expenses, a net decrease of approximately $0.9 million resulting from decreases other assets and restricted cash and a $0.2 million decrease in other liabilities.

Net cash provided by investing activities was $2.6 million for the year ended June 30, 2010 compared to cash used in investing activities of $1.0 million for the same period last year. Net cash provided by investing activities during the year ended June 30, 2010 resulted primarily from $2.9 million proceeds from the sale of one of the Company’s core aircraft, net of $0.3 million of capital expenditures on leasehold improvements and computer systems.

Net cash used in financing activities was $3.8 million for the year ended June 30, 2010 compared to cash used in financing activities of $10.5 million for the same period last year. Net cash used in financing activities for the year ended June 30, 2010 resulted primarily from repayment of approximately $12.0 million of short and long-term indebtedness, partially offset by net proceeds from the issuance of stock to investors in a private placement of $7.9 million.

Financing Arrangements

Avantair’s financing arrangements at June 30, 2010 are described below:

Wells Fargo Equipment Finance, Inc.	$2,680,816
Jet Support Services, Inc.	1,769,176
Century Bank, F.S.B.	1,753,803
Wachovia Bank	2,081,403
Other long-term debt	31,517
Midsouth Services, Inc.	11,506,490
$19,823,205

Wells Fargo Equipment Finance, Inc.: In February 2005, the Company entered into financing arrangements for the purchase of core aircraft under various notes payable with Wells Fargo Equipment Finance, Inc. The notes outstanding at June 30, 2010 totaled approximately $2.7 million and are payable in monthly installments ranging from $10,644 to $38,480 with interest ranging from 5.96% to 6.12% per annum through 2012. The notes are collateralized by the aircraft.

Jet Support Services, Inc.: On April 24, 2006, Avantair financed an aircraft maintenance program contract with Jet Support Services, Inc. (“JSSI”) in the amount of $3.4 million. The promissory note provided for seven monthly installments of $145,867 and 53 monthly installments of $45,867, respectively, including interest at 7.0% per year. On April 15, 2008, the Company entered into a financing arrangement with JSSI by means of a $5.5 million promissory note. The new note matures on April 1, 2011 and bears interest at 10.0% per annum with 35 monthly payments of principal and interest in an amount of $185,127 beginning on June 2, 2008. The new note covered the remaining balance of $0.4 million of the aforementioned promissory note, other costs and fees to be paid by the Company under service agreements with JSSI and related deferred financing costs of approximately $1.0 million which will be amortized over the life of the note using the effective interest method. Upon entering into this payment arrangement and the $5.5 million promissory note, the parties terminated the airframe maintenance contract and have agreed to apply the unamortized prepayment under the airframe maintenance contract to the engine maintenance program and will amortize this amount over the remaining 35 month term of that program. Borrowings outstanding under this arrangement at June 30, 2010 totaled approximately $1.8 million.

Century Bank, F.S.B.: In August 2007, the Company and Century Bank F.S.B. executed a $2.2 million note agreement for the purchase of one aircraft. The note outstanding at June 30, 2010 totaled approximately $1.8 million and is payable in monthly installments of $27,175 with interest of 8.25% per annum through August 3, 2012. The note is collateralized by the aircraft.

Wachovia Bank: On October 31, 2007, the Company entered into a financing arrangement for the purchase of one used aircraft at a total purchase price of approximately $4.5 million (inclusive of the value of a flight hour card of 100 hours). Financing was obtained from Wachovia through a note payable of $3.9 million. This debt will be repaid monthly over 7 years at an interest rate of the LIBOR rate plus 4.0%. Borrowings outstanding under this arrangement at June 30, 2010 totaled approximately $2.1 million. During September 2009, the Company received a waiver of compliance with a financial covenant in connection with the note. During September 2010, the Company received another waiver of compliance with a financial covenant in connection with the note.

Other long-term debt: In October 2009, the Company and Kevco Aviation Inc. executed a $56,614 note agreement for the purchase of equipment. The note outstanding at June 30, 2010 totaled $31,517 and is payable in monthly installments of $2,912 with interest of 3.25% per annum through May 2011. The agreement with Kevco has been included in the current portion of long-term debt on the accompanying consolidated balance sheet.

Midsouth Services, Inc.: The Company has three separate lease agreements with Midsouth.

On October 10, 2007, Avantair acquired a core aircraft under a capital lease obligation with Midsouth. Under the lease agreement, Midsouth provided funding for the $4.7 million purchase of a pre-owned Piaggio P-180 aircraft and holds title to the aircraft. Midsouth leases the aircraft exclusively to Avantair on a five year lease at 15.0% interest per annum. The monthly lease payments for the term of the lease are $89,000. At the end of the five year lease, Avantair shall purchase the aircraft from Midsouth at the guaranteed residual value in the amount of approximately $2.3 million. Avantair also has the option to purchase the aircraft anytime during the lease term at the then current guaranteed residual value as set forth on the amortization schedule without penalty. The obligation outstanding at June 30, 2010 totaled approximately $3.8 million.

In April 2009, the Company amended the Lease Agreement previously accounted for as an operating lease under ASC Topic 840 “Leases,” dated as of July 31, 2006 between the Company and Midsouth. Pursuant to the amendment, the Company is required to pay $74,900 monthly, at 11.0% interest per annum until August 2011, the expiration of the Lease Agreement. In addition, the Company has agreed to purchase the leased aircraft for approximately $3.0 million from Midsouth within sixty days following the expiration of the term of the Lease Agreement. The lease, as amended, has been classified as a capital lease in the accompanying consolidated balance sheet. The obligation outstanding at June 30, 2010 totaled approximately $3.0 million, net of deferred interest of $0.5 million.

In April 2009, the Company entered into a Lease Agreement, effective April 6, 2009, pursuant to which Midsouth leases a Piaggio P-180 aircraft to the Company for a ten year lease term at $75,000 per month, at 15.0% interest per annum, plus taxes if applicable. The Company is required to provide Midsouth with 100 hours of flight time per year during the lease term. Hours have been accounted for at their fair value and are liquidated as hours are flown. Midsouth has the sole option to terminate the lease at the end of the fifth year of the term and to require the Company to purchase the leased aircraft for approximately $3.8 million within ninety days of that date. If this option is not exercised by Midsouth, the lease will continue for the remaining five years of the term and, at the end of the ten year lease, the Company will be required to purchase the aircraft from Midsouth for $0.3 million. The obligation outstanding at June 30, 2010 totaled approximately $4.7 million.

For additional information regarding these financing arrangements, see Note 11 to the Company’s consolidated financial statements.

Contractual Obligations

The following table summarizes the Company’s contractual cash obligations at June 30, 2010, and the effect these obligations are expected to have on liquidity and cash flow in future periods:
	Payments due by period
		Less Than			More than
Contractual Obligations as of June 30, 2010(1)	Total	1 Year	1-3 Years	3- 5 Years	5 Years

Short-term debt obligations(2)	$11,000,000	$11,000,000	$-	$-	$-
Long-term debt obligations(3)	8,316,715	2,478,420	1,400,005	4,438,290
Operating lease obligations(4)	60,500,621	7,231,474	13,083,611	13,399,479	26,786,057
Capital lease obligations(5)	11,506,490	1,215,458	10,291,032	-
Aircraft purchase commitments(6)	329,577,642	36,710,528	292,867,114	-	-

Total minimum payment	420,901,468	58,635,880	317,641,762	17,837,769	26,786,057
Less obligation prepayment as of June 30, 2010	(7,269,743)	(7,269,743)	-	-	-
Total contractual cash obligations	$413,631,725	$51,366,137	$317,641,762	$17,837,769	$26,786,057

(1) Amounts shown in table are not necessarily representative of, and may vary substantially from, amounts that will actually be paid in future years as Avantair may incur additional or different obligations subsequent to June 30, 2010.
(2) See Note 10 to the accompanying Consolidated Financial Statements.
(3) Long-term debt obligation means a payment obligation under long-term borrowings referenced in ASC 470 "Disclosure of Long-Term Obligations." See Note 11 to the accompanying Consolidated Financial Statements.
(4) Operating lease obligation means a payment obligation under a lease classified as a operating lease pursuant to ASC 840 "Accounting for Leases." The amounts above include aircraft, hangar, office and auto leases. See Note 8 to the accompanying Consolidated Financial Statements.
(5) Capital lease obligation means a payment obligation under a lease classified as a capital lease pursuant to ASC 840 "Accounting for Leases." See Note 9 to the accompanying Consolidated Financial Statements.
(6) Purchase obligation means an agreement to purchase goods or services that is enforceable and legally binding on the Company that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The amounts above include purchase committments for 52 Piaggio Avanti II aircraft through 2013 with a mutual understanding that the aircraft delivery dates can be extended. See Note 8 to the accompanying Consolidated Financial Statements.

Off-Balance Sheet Arrangements

At June 30, 2010, the Company did not have any material commercial commitments (except for those noted in Note 8 “Purchase Commitments” in the accompanying Consolidated Financial Statements), including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

From time to time, during the normal course of business, the Company may make certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include, but are not limited to: (i) indemnities to clients, vendors and service providers pertaining to claims based on negligence or willful misconduct and (ii) indemnities involving breach of contract, the accuracy of representations and warranties, or other liabilities assumed by us in certain contracts. In addition, the Company has agreements whereby we will indemnify certain officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, the Company has director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid. The Company believes the applicable insurance coverage is generally adequate to cover any estimated potential liability under these indemnification agreements. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

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

Interest Rate Risk

Avantair is subject to market risk from exposure to changes in interest rates associated with its debt facility with Wachovia Bank. The current liability, pursuant to which Avantair is obligated to pay Wachovia Bank, has an interest rate that is equal to the LIBOR rate plus 4.0%. At June 30, 2010, the liabilities of Avantair with exposure to interest rate risk were approximately $2.1 million. The Company has not historically used derivative instruments to manage exposure to changes in interest rates.
June 30, 2010
Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total
Liabilities
Long term debt:
Fixed Rate	$3,135,749	$6,332,745	$4,242,036	$234,272	$3,797,000	$-	$17,741,802
Average interest rate	8.78%	8.78%	8.78%	8.78%	8.78%	8.78%
Variable Rate	$558,129	$558,129	$558,129	$407,016	$-	$-	$2,081,403
Average interest rate	4.29%	4.29%	4.29%	4.29%	4.29%	4.29%

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are included in this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation, it was concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures are effective at a reasonable assurance level and are designed to ensure that the information required to be disclosed in SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the assessment, management believes that, as of June 30, 2010, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of June 30, 2010. This report appears on page 29.

Changes to Internal Control over Financial Reporting

There has been no change, other than those noted above, in the internal controls over financial reporting during the fiscal year ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Stockholders
Avantair, Inc.

We have audited Avantair, Inc. 's internal control over financial reporting as of June 30, 2010 based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Avantair, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Avantair, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010 based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Avantair, Inc. as of June 30, 2010 and 2009, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. Our report dated September 28, 2010 expressed an unqualified opinion.

/s/ J.H. Cohn LLP
Jericho, New York
September 28, 2010

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company’s current directors and executive officers are as follows:

Barry J. Gordon	65	Chairman of the Board
Steven Santo	43	Chief Executive Officer and Director
A. Clinton Allen	66	Director
Stephanie A. Cuskley	50	Director
Richard B. DeWolfe	66	Director
Arthur H. Goldberg	68	Director
Robert J. Lepofsky	65	Director
Kevin Beitzel	41	Chief Operating Officer
Richard A. Pytak Jr.	48	Chief Financial Officer

Barry J. Gordon. Mr. Gordon has been Avantair’s (formerly known as Ardent Acquisition Corporation) Chairman of the Board since its inception. Mr. Gordon has over 40 years of experience in evaluating aviation industry securities, including membership for 25 years in the Society of Airline Analysts (with 5 years as its president), and over 30 years experience in the senior management of a mutual fund specializing in the airline, aerospace and technology industries. Mr. Gordon served as executive vice president of American Fund Advisors, Inc. from September 1978 until December 1980, as its president from December 1980 until May 1987 and has been its chairman of the board since May 1987. American Fund Advisors is a private money management firm that manages money for high net worth individuals, pension and profit sharing plans. Mr. Gordon has been a director of American Fund Advisors since December 1980. From December 1991 to March 2005, he was president, and from December 1991 to December 1993, he was director, of the John Hancock Technology Series, Inc., an investment company. Since September 1999, Mr. Gordon has been President, Chief Executive Officer and a director of BlueStone AFA Management, LLC, the general partner of the AFA Private Equity Fund 1 (formerly BlueStone AFA Fund), a venture capital fund providing equity capital for public and private companies primarily in the technology sector, and since January 2000, he has been a director of the AFA Private Equity Fund. Mr. Gordon had been Chairman of the Board and Chief Executive Officer of North Shore Acquisition Corp., a blank check company formed in June 2007 for the purpose of effecting a business combination with an operating business, since its inception in June 2007 until August 2009. Mr. Gordon has also been chairman of the board and Chief Executive Officer of the New Jersey Cardinals, a Class A affiliate of the St. Louis Cardinals, from February 1990 until April 2006 and the Norwich Navigators, a Class AA affiliate of the San Francisco Giants, from March 1991 until April 2005. He also served as a director of Winfield Capital Corp., an Over The Counter Bulletin Board listed small business investment company, from October 1995 to October 2005. In 1992, Mr. Gordon was awarded Entrepreneur of the Year for Long Island in financial services. Mr. Gordon received a B.B.A. from the University of Miami and an M.B.A. from Hofstra University.

Steven F. Santo. Mr. Santo has served as Chief Executive Officer, President and a Director of Avantair since its inception in June 2003 and Skyline Aviation Services, Inc. since June 2002. Mr. Santo is a licensed, commercially-rated pilot who has been flying for approximately 21 years. From 1995 through 2001, Mr. Santo practiced law as an attorney in private practice, concluding his law practice in 2001 as a name partner at the firm of Fields, Silver & Santo. From 1992 to 1995, Mr. Santo served as an Assistant District Attorney in New York working in the office’s major crimes unit. Mr. Santo received a J.D. from St. Johns’ University School of Law and a bachelor’s degree from Villanova University and holds a Masters Professional Director Certification from the American College of Corporate Directors, a national director education organization.

A. Clinton Allen. Mr. Allen has served as a member of Avantair’s Board of Directors since 2007. Mr. Allen is the CEO of A. C. Allen & Company, a private investment banking consulting firm. He is the Lead Director of Steinway Musical Instruments, one of the world’s largest manufacturers of musical instruments. He is also a member of the board of directors of Brooks Automation, Inc., which provides integrated tool and factory automation solutions for the global semiconductor and related industries, the board of directors and Executive Committee of LKQ Corporation, the largest nationwide provider of recycled OEM automotive parts and Chairman of the Board of Collectors Universe, a high end provider of collectible grading. He served on the board of directors of Blockbuster Entertainment Corporation from 1986 until its acquisition by Viacom/Paramount in September 1994. Mr. Allen graduated from Harvard University and serves on the Executive Committee of the Friends of Harvard Football, as well as the Harvard Visiting Committee on University Resources and the Harvard Major Gifts Committee. He is a member of the Board of Directors and the President’s Council of the Massachusetts General Hospital. Mr Allen holds a Masters Professional Director Certification from the American College of Corporate Directors, a national director education organization.

Stephanie A. Cuskley. Ms. Cuskley has served as a member of Avantair’s Board of Directors since 2007. In addition, Ms. Cuskley has been on the Board of Directors of Insituform Technologies Inc. (NASDAQ:INSU) since 2005 and is chair of its Audit Committee. On January 19, 2009, she was appointed to the position of Chief Executive Officer of NPower, a nonprofit information technology services network. She also serves as the Executive Director of NPower NY, an affiliated organization of NPower. From 2003 thru 2005, Ms. Cuskley was a Managing Director with JPMorgan Chase where she headed the Investment Banking Coverage for the firm’s mid-cap clients located in the eastern US. Ms. Cuskley joined JPMorgan Chase in 1994 and spent 7 years in high yield origination. From 2001 to 2003, she led a global culture and leadership development initiative sponsored by the firm’s CEO and Executive Committee. Prior to joining JPMorgan Chase, Ms. Cuskley was an Executive VP with Integrated Resources, a large NY-based financial services company, and advised on their financial restructuring. She started her investment banking career in 1985 at Drexel Burnham Lambert as a corporate finance generalist. She is also a commissioner of the Economic Development committee of the NYC Mayor’s Commission on Women’s Issues and a member of the Resources Development Committee for United Way of New York City. Ms. Cuskley received her MBA from Cornell and her BA from the University of Toronto.

Richard B. DeWolfe. Mr. DeWolfe was appointed to the Board effective January 29, 2009. Mr. DeWolfe is Managing Partner of DeWolfe & Company, LLC, a real estate management and investment consulting firm. He serves as a Director and Chairman of the Audit Committee of Manulife Financial Corporation which is the parent company of John Hancock Financial Services, Inc. He is also an Overseer of Boston University and an honorary director of The Boston Center for Community and Justice. He was formerly Chairman and CEO of The DeWolfe Companies, Inc., the largest homeownership organization in New England, which was previously listed on the American Stock Exchange and acquired by Cendant Corporation in 2002. Mr. DeWolfe was formerly Chairman and Founder of Reliance Relocations Services, Inc., was formerly Director of the Boston Foundation, was formerly Trustee of Marine Biological Laboratory and was formerly Chairman of the Board of Trustees, Boston University. Mr. DeWolfe holds a BAS, Marketing and Finance from Boston University and holds a Masters Professional Director Certification from the American College of Corporate Directors, a national director education organization.

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

Robert J. Lepofsky. Mr. Lepofsky has served as a member of Avantair’s Board of Directors since 2007. Mr. Lepofsky has been Chairman of Westcliff Capital Group, a private holding company since November 2006. Mr. Lepofsky was also the Chief Executive Officer of Brooks Automation, Inc a publicly held producer of equipment for the global semiconductor manufacturing industry frm October 2007 through September 2010. In addition to serving on the Board of Directors of Ensign-Bickford Industries, Inc., a broadly diversified, privately-held corporation with business interests ranging from food flavorings, industrial manufacturing, aerospace defense products and real estate development from April 1995, Mr. Lepofsky was President and Chief Executive Officer of Ensign-Bickford from January 2005 held until his retirement in November, 2006. From January 1989 to December 2004, Mr. Lepofsky was President and Chief Executive Officer of Helix Technology Corporation, a publicly-held producer of innovative vacuum systems for the semiconductor industry. From January 2005 Mr. Lepofsky was non-executive Chairman of the Board of Helix, a position he held until October 2005 when Helix merged with Brooks Automation, Inc. In the not-for-profit sector Mr. Lepofsky is a member of the Board of Overseers of the Boston Symphony Orchestra and a Life Trustee at the Beth Israel Deaconess Medical Center - a major Harvard teaching hospital in Boston. Mr. Lepofsky received his B.S. degree from Drexel Institute of Technology and holds a Masters Professional Director Certification from the American College of Corporate Directors, a national director education organization.

Kevin Beitzel. Mr. Beitzel has been the Chief Operating Officer since February 8, 2008. Mr. Beitzel served as the Company’s Executive Vice President of Maintenance and Operations from September 2007 to February 8, 2008. From December 2005 through August 2007, Mr. Beitzel served as the Company’s Vice President of Maintenance. Prior to joining Avantair, Mr. Beitzel served as Director of Vendor Maintenance at US Airways from February 2005 to December 2005. From July 1990 to February 2005, Mr. Beitzel held various management roles within US Airways.

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

Current Members of the Board of Directors

The members of the Board of Directors and the committees of the Board of Directors on which they serve, are identified below:

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Barry J. Gordon
Steven Santo
A. Clinton Allen		Chair
Stephanie A. Cuskley	Chair		✓
Richard B. DeWolfe	✓	✓
Arthur H. Goldberg	✓	✓	✓
Robert J. Lepofsky	✓	✓	Chair

Role of the Board of Directors’ Committees

The Board of Directors has standing Audit, Compensation and Nominating and Corporate Governance Committees.

Audit Committee . The Audit Committee is responsible for assisting Avantair’s Board in fulfilling the oversight responsibilities it has under the law with respect to financial reports and other financial information provided by Avantair to the public, Avantair’s systems of internal controls regarding finance and accounting that management and the Board have established and Avantair’s auditing, accounting and financial reporting processes generally. The current charter of the Audit Committee was revised on September 18, 2008, and is available in the Investors section of Avantair’s website (www.avantair.com). A copy of this charter may also be obtained upon request from Avantair’s Corporate Secretary. The Audit Committee consists of four directors, Ms. Cuskley and Messrs. Goldberg, Lepofsky, and DeWolfe each of whom are considered independent within the meaning of SEC regulations and the listing standards of the Nasdaq Global Market. The Company’s Audit Committee includes at least one member who has been determined by the board of directors to meet the qualifications of an “Audit Committee financial expert” (as that term is defined in the rules promulgated by the SEC pursuant to the Sarbanes-Oxley Act of 2002). Ms. Cuskley is the independent director who has been determined to be an Audit Committee financial expert and serves as the chairperson of the Audit Committee. Mr. DeWolfe has also been determined to be an Audit Committee financial expert. The Audit Committee met eight times during the fiscal year ended June 30, 2010.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of Avantair’s Corporate Governance Charter. In addition, the Nominating and Corporate Governance Committee develops and reviews background information on candidates for the Board of Directors and makes recommendations to the Board of Directors regarding such candidates. The Nominating and Corporate Governance Committee also evaluates and makes recommendations to the Board of Directors in connection with its annual review of director independence. The current charter of the Nominating and Corporate Governance Committee is available in the Investors section of Avantair’s website (www.avantair.com). A copy of this charter may also be obtained upon request from Avantair’s Corporate Secretary. All of the members of the Nominating and Corporate Governance Committee are independent within the meaning of the listing standards of the Nasdaq Global Market. The members of the corporate governance and nominating committee are Ms. Cuskley and Messrs. Goldberg and Lepofsky. Mr. Lepofsky serves as chairman of the corporate governance and nominating committee. The Nominating and Corporate Governance Committee met three times during the fiscal year ended June 30, 2010.

Compensation Committee. The Compensation Committee reviews, makes recommendations to the board and approves the Company’s compensation policies and all forms of compensation to be provided to the executive officers and directors, including, among other things, annual salaries, bonuses, stock options and other incentive compensation arrangements. In addition, the Compensation Committee administers the Company’s stock plans, including reviewing and granting stock options, with respect to its executive officers and directors, and may from time to time assist the board of directors in administering its stock plans with respect to all of the other employees. The Compensation Committee also reviews and approves other aspects of compensation policies and matters. The current charter of the Compensation Committee was revised on September 18, 2008, and is available in the Investors section of Avantair’s website (www.avantair.com). A copy of this charter may also be obtained upon request from Avantair’s Corporate Secretary. All of the members of the Compensation Committee are independent within the meaning of the listing standards of the Nasdaq Global Market. The current members of the Compensation Committee are Messrs. Allen, Goldberg, Lepofsky, and DeWolfe. Mr. Allen serves as chairman of the Compensation Committee. The Compensation Committee met three times during the fiscal year ended June 30, 2010.

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

Board of Directors Meetings during Fiscal 2010

The Board of Directors held a total of ten meetings during the fiscal year ended June 30, 2010. All directors attended 75.0% or more of the aggregate number of Board of Directors meetings and committee meetings. The Chairman of the Board presides over all meetings of the Board of Directors.

Policy Regarding Attendance at Annual Meeting of Stockholders

Avantair encourages all directors to endeavor to attend all annual stockholders meetings, absent unanticipated personal or professional obligations which preclude them from doing so. The majority of Avantair’s directors attended the 2010 Annual Meeting.

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

Based upon a review of the forms furnished to Avantair and written representations from its executive officers and directors, the Company believes that during fiscal 2010 all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than ten percent of its common stock were complied with.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee of the Board of Directors was an officer or employee of Avantair during the fiscal year ended June 30, 2010 or was formerly an officer or employee. In addition, none of Avantair’s executive officers served as a member of another entity’s board of directors or as a member of the Compensation Committee of another entity (or other board committee performing equivalent functions) during the fiscal year June 30, 2010. There are no Compensation Committee interlocks and no insider participation in compensation decisions that are required to be reported under the rules and regulations of the Exchange Act during the fiscal year ended June 30, 2010.

Directors’ Compensation

Upon the recommendation of the Compensation Committee, the full board of directors approved an annual compensation arrangement for the Company’s independent directors effective February 23, 2007, which remains in effect. Such arrangement is comprised of the following:

 Annual Fee. Each director, other than those directors serving as employees, receives an annual cash retainer in the amount of $40,000, paid quarterly in arrears. Each director has the option to receive, in whole or in part, such amount in cash or hours flown in Company aircraft. The hours flown in Company aircraft will be valued at estimated fair market value. Mr. Gordon receives an additional $35,000 in annual cash compensation for service as the non-Executive Chairman.

Audit Committee Chair. The chair of the Audit Committee, Ms. Cuskley, receives an additional annual cash compensation of $20,000 for service as the Audit Committee chair.

In March 2008, Avantair granted 3,000 shares of restricted stock to each of the then five non-employee directors on the Company’s Board of Directors. In addition, in May 2009 and March 2010, Avantair granted 3,000 shares of restricted stock to each of the six non-employee directors on the Company’s Board of Directors. The restricted stock granted to the director’s vest one third upon each of the next three successive annual meetings, subject to the director’s continued service on the Board of Directors at that time.

The following director compensation table shows the compensation paid in fiscal year ended June 30, 2010 to the Company’s non-employee directors:

Director Compensation Table

	Fees Earned or	Stock	Option	All Other
	Paid in Cash	Awards	Awards	Compensation	Total
Name	(1)	(2)
Barry J. Gordon	$75,000	$7,050	$-	$-	$82,050
A. Clinton Allen	40,000	7,050	-	-	47,050
Stephanie A. Cuskley	60,000	7,050	-	-	67,050
Richard B. DeWolfe	40,000	7,050	-	-	47,050
Arthur H. Goldberg	40,000	7,050	-	-	47,050
Robert J. Lepofsky	40,000	7,050	-	-	47,050

(1) The fees earned by the directors may be paid, at the director’s option, in cash and/or in hours flown in Company aircraft at estimated fair market value per hour. Messrs. Allen, Goldberg, Lepofsky and DeWolfe have chosen to be paid in hours flown in company aircraft. Mr. Gordon and Ms. Cuskley have chosen to be paid in cash.

(2) The amounts reported in this column reflect the grant date fair value of the stock awards computed in accordance with Financial Accounting Standards Board (FASB) ASC 718, "Stock Compensation." The assumptions used in the calculation of these amounts are included in Note 13 to the Company’s consolidated financial statements for the fiscal year ended June 30, 2010.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This compensation discussion and analysis describes the Company’s compensation program for the fiscal year ended June 30, 2010 for our named executive officers: Steven Santo, Chief Executive Officer; Richard A. Pytak Jr., Chief Financial Officer; and Kevin Beitzel, Chief Operating Officer. The primary goals of the Compensation Committee of Avantair’s board of directors with respect to executive compensation are to attract and retain the most talented and dedicated executives possible, to tie annual and long-term cash and stock incentives to achievement of specified performance objectives, and to align executives’ incentives with stockholder value creation.

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

The Compensation Committee performs reviews based on surveys of executive compensation paid by peer companies in the fractional aircraft industry as well as reviews of other industries of similar age and size, as it sees fit, in connection with the establishment of cash and equity compensation and related policies.

In 2008, the Compensation Committee engaged Pearl Meyer & Partners, a compensation consultant, referred to as the consultant, to conduct a competitive assessment of compensation for the Company’s executives and top management positions. The consultant reported directly to the Compensation Committee, and not to management, is independent from the Company, has not provided services to the Company other than to the Compensation Committee, and received compensation from the Company only for services provided to the Compensation Committee. The consultant provided benchmark data for each position. The survey data used for the study included aviation industry specific information, as well as broader survey data that covered a wide range of companies across all industries and revenue sizes. The consultant performed a regression analysis of the survey data to recognize differences in company revenue. With the consultant’s assistance, a comparative peer group of 7 publicly traded aviation-related companies was developed based on similarities in such measures as revenues, gross profit and dividend policies. Information from the public filings of the peer group companies was used as an additional comparative measure for equivalent positions within the Company. The peer group consisted of: PHI Inc., Air Methods Corp., Alabama Aircraft Industries Inc., Gulfstream International Group Inc., Clark Holdings Inc., Air T Inc. and Express-1 Expedited Solutions Inc. Although the consultant has not been engaged to provide services to the Compensation Committee since 2008, the Pearl Meyer & Partners 2008 study continues to influence the Compensation Committee’s compensation decisions by providing a reference point to similar companies.

Elements of Compensation

The Compensation Committee evaluates individual executive performance with a goal of setting compensation at levels the committee believes are comparable to the levels of compensation paid to executives in other companies of similar size and stage of development operating in the industry and are competitive and further the Company’s objectives of motivating achievement of its short- and long-term financial performance goals and strategic objectives, rewarding superior performance and aligning the interests of its executives and shareholders. The compensation received by the Company’s executive officers consists of the following elements:

•	base salary;
•	discretionary annual bonus;
•	equity-based long-term incentives; and
•	401(k), profit-sharing, welfare and other personal benefits

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

Since October 2009, the base salary of the Chief Executive Officer has been $500,000. The annual base salary for the other executive officers range from $250,000 to $265,000. Effective October 1, 2010, the base salary of the Chief Executive Officer will increase to $525,000, and the annual base salary for the other executive officers will increase to $280,000. The Compensation Committee believes that based on its general understanding of the industry, these base salary levels are commensurate with the general salary levels for similar positions in companies in a similar stage of development in the industry.

 Annual Incentive Compensation

Discretionary Annual Bonus

In addition to base salaries, the Compensation Committee has the authority to award discretionary annual bonuses to the Company’s executive officers, including the named executive officers. The annual incentive bonuses are intended to compensate officers for achieving corporate goals and for achieving what the committee believes to be value-creating milestones.

Due to uncertain economic conditions during fiscal year 2010, the Compensation Committee did not develop specific targets or goals that needed to be achieved as a condition to the payment of the discretionary annual bonuses. The Compensation Committee principally considered the named executive officers’ contributions in achieving the following objectives in determining appropriate levels of bonus compensation: (i) the Company’s named executive officers timely responsiveness to the economic conditions affecting the industry, (ii) their efforts to position the Company in a manner that would enable it to excel and become a market leader in the industry, (iii) the success of the Company’s named executive officers in obtaining necessary financing for the Company’s activities during the 2010 fiscal year, (iv) the strong sales results of the time card programs during negative macro-economic and industry trends, (v) the success of the Company’s named executive officers in improving the Company’s balance sheet strength during the 2010 fiscal year, and (vi) the success of the Company’s named executive officers in maintaining positive EBITDA for the Company during the 2010 fiscal year. It was specifically acknowledged that all of the aforementioned milestones were achieved during a down economic market which heightened the difficulty encountered by the Company’s named executive officers in achieving these objectives. In addition to the achievements listed, the Compensation Committee also considered the overall scope of each named executive officer’s responsibilities when determining the respective bonus amounts.

Equity Based Long-Term Incentives

In February 2007, Avantair’s Board of Directors and stockholders approved Avantair’s 2006 Long Term Incentive Plan (“the Plan”). The purpose of the Plan is to further and promote the interests of Avantair, its subsidiaries and its stockholders by enabling Avantair and its subsidiaries to attract, retain and motivate employees, non-employee directors and consultants or those who will become employees, non-employee directors or consultants, and to align the interests of those individuals and Avantair’s stockholders.

In September 2009, by recommendation of the Compensation Committee and approval by the Board of Directors, 25,000 shares of restricted stock were granted to each of the Company's three named executive officers, effective October 1, 2009. One-third of the shares will vest one year following the grant date, and one-twelfth of the shares will vest every three months thereafter. In addition, in August 2010, by recommendation of the Compensation Committee and approval by the Board of Directors, 100,000, 50,000 and 25,000 stock options were granted to Messrs. Santo, Pytak and Beitzel, respectively, effective October 1, 2010. One-third of the shares will vest one year following the grant date, and one-twelfth of the shares will vest every three months thereafter. The Compensation Committee believes that these restricted stock awards provide incentives to our named executive officers to increase the value of our stockholders’ investments.

401(k) and Retirement Programs

The Company has a tax-qualified employee savings and retirement plan, or 401(k) plan, which generally covers its employees. The plan is intended to qualify under Sections 401(a), 401(k) and 401(m) of the Internal Revenue Code of 1986 as amended, or the Code, so that contributions, and income earned thereon, are not taxable to employees until withdrawn from the plan. Under the plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($16,500 in calendar year 2010) and have the amount of the reduction contributed to the plan. The plan also permits, but does not require, us to make matching contributions and profit-sharing contributions to the plan on behalf of participants. In addition, eligible employees may elect to contribute an additional amount of their eligible compensation as a catch-up contribution to the 401(k) plan, provided that such employees are age 50 or older ($5,500 in calendar year 2010). To date, the Company has not made any discretionary or profit-sharing contributions to the 401(k) plan. As a tax-qualified plan, the Company can generally deduct contributions from the participants’ pre-tax compensation when made, and such contributions and their earnings are not taxable to participants until distributed from the plan. Pursuant to the terms of the plan, participants may direct the trustees to invest their accounts in selected investment options.

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

•	allow participants to defer compensation in excess of the amounts permitted under the Company’s 401(k) plan.

Investment returns on amounts credited pursuant to the Plan are based on one or more investment funds selected by a participant from among those provided under the Deferred Compensation Plan.

Participants who separate from service are paid the balance of their account in a single lump sum or in annual installments over 5, 10, or 15 years, as elected by the participant. Payments will be made in a single lump sum in the event of the participant’s death, disability, or termination of the Deferred Compensation Plan (under certain conditions). In addition, in the event of an unforeseeable financial emergency, a participant may make a written request to the Deferred Compensation Plan administrator for a hardship withdrawal. No income taxes are payable on amounts credited pursuant to the Deferred Compensation Plan until paid to the participant.

The Company may amend or terminate the Deferred Compensation Plan at any time.

As of June 30, 2010, the Company has made no contributions to the Plan.

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

Tax and Accounting Considerations

Tax Deductibility of Executive Compensation

Section 162(m) of the Code generally prohibits a public company from deducting compensation paid in any year to the chief executive officer and the three other most highly compensated executive officers (other than the chief financial officer). Certain compensation is specifically exempt from the deduction limit to the extent it qualifies as “performance-based” under the qualification requirements established under Section 162(m). In evaluating whether to structure executive compensation components as qualified performance-based compensation and thus, tax deductible, the Compensation Committee considers the net cost to us, its ability to effectively administer executive compensation in the long-term interest of stockholders, and the specific corporate goal underlying the various items of compensation. Stock option grants and performance share awards made to executive officers under the Company’s 2006 Long - Term Incentive Plan and discretionary annual bonuses are structured generally to be fully deductible under Section 162(m). While the Company endeavors to use the performance-based exception to maximize the deductibility of our compensation, in order to maintain flexibility in compensating executives and to attract necessary leadership in certain circumstances, it has not adopted a policy that all compensation must be deductible. The Company does not believe that such a policy is in the best interest of itself or its stockholders.

Section 409A

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

COMPENSATION AND RISK

The Compensation Committee believes that the mix and design of the elements of compensation paid to our employees do not encourage management to assume excessive or inappropriate risk taking. In addition, Avantair believes that risks arising from its compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on the Company.

The Compensation Committee extensively reviewed the risks of our compensation policies and practices, including those relating to our executive compensation programs, to determine whether any portion of executive compensation encouraged excessive risk taking and concluded:

•	The Company has strong internal financial controls;
•	Base salaries are consistent with each executive’s responsibilities so that they are not motivated to take excessive risks to achieve a reasonable level of financial security;
•
The determination of incentive awards is based on a review of a variety of indicators of performance as well as a meaningful subjective assessment of personal performance, thus diversifying the risk associated with any single indicator of performance;

•	The vesting periods for equity compensation awards encourage executives to focus on sustained stock price appreciation; and

•	The Compensation Committee has retained discretionary authority to adjust annual awards and payments, which further reduces any business risk associated with the Company’s plans.

Summary Compensation Table

The following table summarizes the compensation of Avantair’s named executive officers for the fiscal year ended June 30, 2010.

					All Other
			Bonus	Stock	Compensation		Total
Name and Principal Position	Year	Salary($)	($)(1)	Awards ($)(2)	($)		($)
Steven Santo	2010	$474,800	$375,000	$44,617	$22,541	(3)	$916,958
Chief Executive Officer and Director	2009	408,000	452,000	35,229	67,439		962,668
Richard A. Pytak Jr.	2010	230,154	87,500	6,344	-		323,998
Chief Financial Officer	2009	189,298	75,250	-	16,314		280,862
(As of April 14, 2008)
Kevin L. Beitzel	2010	253,365	47,700	19,352	-		320,417
Chief Operating Officer	2009	230,526	87,500	5,256	1,502		324,784
(As of February 8, 2008)

(1) The amounts shown reflect discretionary bonuses to Messrs. Santo, Pytak and Beitzel of $375,000, $87,500, and $47,700, respectively, relating to fiscal year 2010.

(2) The amounts reported in this column reflect the grant date fair value of the stock awards computed in accordance with Financial ASC 718. The assumptions used in the calculation of these amounts are included in Note 13 to the Company’s consolidated financial statements for the fiscal year ended June 30, 2010.

(3) The amounts shown for 2010 include a housing and automobile allowance and a tax gross up relating to these perquisites.

Grants of Plan – Based Awards for the Fiscal Year Ended June 30, 2010

The following table and accompanying footnotes provide information regarding restricted stock awards granted to the Company’s named executive officers in fiscal 2010. No stock options were granted to the Company’s named executive officers in fiscal 2010.
Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards ($)(1)
Steven Santo	10/1/2009	25,000	$32,500
Richard A. Pytak Jr.	10/1/2009	25,000	32,500
Kevin Beitzel	10/1/2009	25,000	32,500

(1) The amounts reported in this column reflect the grant date fair value of the restricted stock awards granted to each of our named executive officers computed in accordance with  ASC 718. The assumptions used in the calculation of these amounts are included in Note 13 to the Company’s consolidated financial statements for the fiscal year ended June 30, 2010.

Outstanding Equity Awards for the Fiscal Year Ended June 30, 2010

The following table provides information concerning outstanding equity awards as of June 30, 2010, held by each of the Company’s named executive officers:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)
Steven Santo
10/1/2009	-	-	-	-	-	25,000	(1)	75,000	-	-
Richard A. Pytak Jr.
6/30/2008	-	-	-	-	-	2,500	(2)	7,500	-	-
10/1/2009	-	-	-	-	-	25,000	(2)	75,000	-	-
Kevin Beitzel
6/30/2008	-	-	-	-	-	5,000	(5)	15,000	-	-
10/1/2009	-	-	-	-	-	25,000	(5)	75,000	-	-

(1) Mr. Santo was granted 25,000 shares of restricted stock on October 1, 2009. One-third of the shares granted will vest one year following the grant date, and one-twelfth of the shares will vest every three months thereafter.

(2) Mr. Pytak was granted 7,500 shares of restricted stock on June 30, 2008 and 25,000 shares of restricted stock on October 1, 2009. Each grant award provides that one-third of the shares granted will vest one year following the grant date, and one-twelfth of the shares will vest every three months thereafter.

(3) Mr. Beitzel was granted 15,000 shares of restricted stock on June 30, 2008 and 25,000 shares of restricted stock on October 1, 2009. Each grant award provides that one-third of the shares granted to vest one year following the grant date, and one-twelfth of the shares to vest every three months thereafter.

Option Exercises and Stock Vested in Fiscal 2010

The following table provides information regarding the amounts paid or received by the named executive officers during fiscal year 2010 as a result of the vesting of restricted stock awards. None of our named executive officers exercised any stock options during fiscal year 2010.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Steven Santo	22,333	$44,115
Richard A. Pytak Jr.	2,500	5,344
Kevin Beitzel	8,335	17,277

(1) Reflects the shares of common stock acquired by the named executive officers upon vesting during fiscal year 2010.

(2) Reflects the market value of the shares on the respective vesting dates.

Long-Term Compensation- 2006 Long-Term Incentive Plan

Equity based long-term incentives are granted under the 2006 Long-Term Incentive Plan. The Plan was approved in February 2007.

Number of Shares

The maximum number of shares of Avantair common stock as to which awards may be granted under the Plan may not exceed 1,500,000 shares. Shares of Avantair common stock subject to issuance upon exercise or settlement of awards with respect to stock options, stock appreciation rights, restricted stock and restricted stock units shall count against this limit. Awards of performance units which are paid in cash are not subject to this limit and will not count against the number of shares of Avantair common stock available under the Plan. With respect to awards intending to be “qualified performance-based compensation” under Section 162(m) of the Code the maximum amount that can be awarded in any calendar year to any participant is (i) in respect of performance units, performance-based restricted shares and restricted stock units and other awards (other than options and stock appreciation rights), 150,000 shares of Avantair common stock (or the then equivalent fair market value of such shares), and (ii) in the case of stock options and stock appreciation rights, 150,000 underlying shares of Avantair common stock. Avantair may grant awards that exceed the 150,000 share limit so long as the amount in excess of such limit is not intended to be “qualified performance-based compensation” under the Code. The limits on the numbers of shares described in this paragraph and the number of shares subject to any award under the Plan are subject to proportional adjustment as determined by Avantair’s Board to reflect certain stock changes, such as stock dividends and stock splits (see “Recapitalization Adjustments” below).

If any awards under the Plan expire or terminate unexercised, the shares of common stock allocable to the unexercised or terminated portion of such award will again be available for award under the Plan.

Administration

The administration, interpretation and operation of the Plan is vested in the Compensation Committee of Avantair’s Board of Directors. The Compensation Committee may designate persons other than members of the Compensation Committee to carry out the day-to-day administration of the Plan.

Eligibility

The Plan permits awards to employees and non-employee directors and consultants of Avantair and its subsidiaries.

Awards under the Plan

Awards under the Plan may consist of stock options, stock appreciation rights (which are sometimes referred to as SARs), restricted stock, restricted stock units or performance unit awards. All awards are evidenced by an award agreement between Avantair and the individual participant and approved by the Compensation Committee. At the discretion of the Compensation Committee, an eligible participant may receive awards from one or more of the categories described below, and more than one award may be granted to an eligible participant.

Stock Options and Stock Appreciation Rights

Stock options granted under the Plan may be in the form of incentive stock options (which qualify for special tax treatment) or non-qualified stock options, and may be granted alone or in addition to other awards under the Plan.

The exercise price and other terms and conditions of stock options and the terms and conditions of SARs are determined by the Compensation Committee at the time of grant, and in the case of stock options, the exercise price per share may not be less than 100 percent of the fair market value of a share of Avantair common stock on the date of the grant. In addition, the term of any incentive stock options granted under the Plan may not exceed ten years.

If stock options and SARs are granted together in tandem, the exercise of such stock option or the related SAR will result in the cancellation of the related stock option or SAR to the extent of the number of shares in respect of which such option or SAR has been exercised.

Stock options and SARs granted under the Plan shall become exercisable at such time as designated by the Compensation Committee at the time of grant. Although the Plan does not require it, the typical vesting schedule has been that one-third of the options will vest one year following the grant date, and one-twelfth of the options vest every three months thereafter.

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

Restricted Stock Awards and Restricted Stock Units

Restricted stock and restricted stock units will vest in accordance with the conditions and vesting schedule, if any, provided in the relevant award agreement. A participant may not sell or otherwise dispose of restricted stock or restricted stock units until the conditions imposed by the Compensation Committee with respect to such stock and/or units have been satisfied. Restricted stock awards and restricted stock units under the Plan may be granted alone or in addition to any other awards under the Plan.

Each participant who receives a grant of restricted stock will have the right to receive all dividends and vote or execute proxies for such stock. Any stock dividends granted with respect to such restricted stock will be treated as additional restricted stock. Participants receiving grants of restricted stock units will not be stockholders until the common stock underlying the award is provided to them and they will not enjoy the rights of stockholders (such as receiving dividends and voting or executing proxies) until that time.

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
B.	All or substantially all of the assets of Avantair are acquired by another person; or
C.	The reorganization or liquidation of Avantair

Avantair’s Board of Directors may cancel any outstanding awards and cause the holders thereof to be paid, in cash, securities or other property (including any securities or other property of a successor or acquirer), or any combination thereof, the value of such awards as determined by Avantair Board of Directors, in its sole discretion. Avantair’s Board of Directors may provide that such cash, securities or other property is subject to vesting and/or exercisability terms similar to the award being cancelled.

Amendment, Suspension or Termination of the Plan

Unless earlier terminated by Avantair’s Board of Directors, the Plan shall terminate in February 2017. The Board may amend, suspend or terminate the Plan (or any portion thereof) at any time. However, no amendment shall (a) materially and adversely affect the rights of any participant under any outstanding award, without the consent of such participant (except as described below) or (b) increase the number of shares available for awards under the Plan without shareholder approval.

Section 409A of the Code provides substantial penalties to persons deferring taxable income, unless the requirements of Section 409A have been satisfied.  The Plan provides the ability to issue awards that may be subject to Section 409. Avantair’s Board of Directors may amend the Plan, without participant consent, in any way it deems appropriate, even if such amendment would materially and adversely affect the rights of participants, in order to satisfy Section 409A and the regulations issued thereunder.

Employment Arrangement with Named Executive Officer

Steven Santo

On September 29, 2006, the Company entered into a three year employment agreement with Mr. Santo, our Chief Executive Officer and a director. Mr. Santo received an annual base salary of $400,000 after the closing of the sale of the company to Ardent Acquisition Corporation and received an annual performance bonus. On September 24, 2009, the Company entered into a new three year employment agreement with Mr. Santo effective that same day pursuant to which he receives an annual base salary of $500,000 and is eligible to receive an annual performance bonus. Future annual base salary will not be less than $500,000 (or subsequent to any increases, below his then current salary), with increases approved by the Compensation Committee and/or the Board of Directors. Pursuant to the employment agreement entered into on September 24, 2009, Mr. Santo is entitled, among other things, to:

•	participate in all benefit programs, including the 401(k) plan, established and made available to its employees;
•	monthly living expenses in the amount of $2,800 through September 30, 2009;
•	monthly automobile lease reimbursement of $1,500; and
•	reimbursement for any reasonable out-of-pocket expenses incurred in the course of employment.

The Company does not have employment agreements in place with the other named executive officers.

Termination Benefits

If the agreement is terminated by Mr. Santo voluntarily without good reason, Avantair shall have no further obligations following the effective date of termination other than to pay him for any accrued but unpaid salary and reimbursable expenses.

If the agreement is terminated by Avantair for cause, Mr. Santo will not be entitled to and shall not receive any compensation or benefits of any type following the effective date of the termination.

If the agreement is terminated by Avantair without cause, then Mr. Santo will be entitled to:

•	any then accrued but unpaid base salary and performance bonus as of the date of termination; and
•	payment of the base salary in effect at the time of termination for a period of 12 months and continuation of health insurance for a period of 18 months.

In the agreement, “cause” means:

•
Mr. Santo’s fraud or breach of fiduciary obligations in connection with the performance of his duties with Avantair (including but not limited to any acts of embezzlement or misappropriation of funds);

•	Mr. Santo’s indictment for a felony or plea of guilty or nolo contendere to a felony charge or any criminal act involving moral turpitude;
•
Mr. Santo’s being under the influence of any drugs (other than prescription medicine or other medically-related drugs to the extent that they are taken in accordance with their directions) or repeatedly being under the influence of alcohol, during the performance of his duties under his employment agreement, or, while under the influence of such drugs or alcohol, engaging in grossly inappropriate conduct during the performance of his duties under his employment agreement;

•	Mr. Santo’s refusal to substantially perform his duties under his employment agreement, except in the event that the employee becomes permanently disabled;
•	Mr. Santo’s willful misconduct or gross negligence in connection with his employment;
•	Mr. Santo’s material violation of any Avantair policies or procedures relating to harassment, discrimination or insider trading; or his material breach of any provision of his employment agreement.

In addition, Mr. Santo’s interest in any unvested stock options or restricted stock will fully vest on the effective date of a termination without cause.

If the agreement is terminated by Avantair without cause during a change in control period, then Mr. Santo would be entitled to:

•	any then accrued but unpaid base salary and performance bonus as of the date of termination; and
•	payment of the base salary in effect at the time of termination for a period of 36 months and continuation of health insurance for a period of 36 months.

In the agreement, “change of control” means:

•
the acquisition, in one or more transactions, by any Person of the beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended) of more than 50.0% of (A) all shares of capital stock of the Company to be outstanding immediately following such acquisition, or (B) the combined voting power of all shares of capital stock of Company  to be outstanding immediately following such acquisition that are entitled to vote generally in the election of directors (the shares described in clauses (A) and (B), collectively “Company Voting Stock”);

•	the closing of a sale or other conveyance of 40.0% or more of the assets of Company;
•
individuals who, as of September 24, 2009, constitute the Board (the “Incumbent Board”) cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a member of the Board (a “Director”) subsequent to September 24, 2009 whose election, or nomination for election by the Company’s stockholders, was approved by a vote of at least two-thirds of the Directors then comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director, without objection to such nomination) shall be deemed to have been a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest (within the meaning of Rule 14a-11 of the Exchange Act) with respect to the election or removal of Directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

•
the effective time of any merger, share exchange, consolidation, or other business combination involving the Company if immediately after such transaction, persons who hold a majority of the outstanding voting securities entitled to vote generally in the election of directors of the surviving entity (or the entity owning 100.0% of such surviving entity) are not persons who, immediately prior to such transaction, held Company Voting Stock.

If the agreement is terminated by the executive for good reason or for disability, then Mr. Santo would be entitled to:

•	any then accrued but unpaid base salary and performance bonus as of the date of termination; and
•	payment of the base salary in effect at the time of termination for a period of 12 months and continuation of health insurance for a period of 18 months.

In the agreement, “good reason” means:

•	Avantair’s willful material breach of any provision of Mr. Santo’s employment agreement;
•
any material adverse change in Mr. Santo’s position, authority, duties or responsibilities (other than a change due to his permanent disability or as an accommodation under the Americans With Disabilities Act) which results in: (A) a diminution in any material respect in his position, authority, duties, responsibilities or compensation, which diminution continues in time over at least thirty (30) days, such that it constitutes an effective demotion; or (B) a material diversion from Mr. Santo’s performance of the functions of his position, excluding for this purpose material adverse changes made with his written consent or due to Mr. Santo’s termination for cause or termination by Mr. Santo without good reason; or

•
relocation of Avantair’s headquarters and/or Mr. Santo’s regular work address to a location which requires him to travel more than forty (40) miles from his place of employment on the date of his employment agreement.

Under the employment agreement with Mr. Santo, if the employment agreement had been terminated by the Company without cause or by Mr. Santo for good reason or for disability, effective June 30, 2010 (the last business day of the Company’s 2010 fiscal year), he would have been paid a total of $587,000, including: (i) $500,000 representing his base salary then in effect, (ii) $12,000 representing the value of the continuation of his health insurance for a period of 12 months; and (iii) $75,000 representing the acceleration of the vesting of 25,000 shares of restricted stock under the 2006 Long-term Incentive Plan (based on the closing price of $3.00 per share as of June 30, 2010).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of common stock of Avantair as of September 24, 2010 by: (i) each of Avantair’s directors and nominees for director; (ii) each of the Named Executive Officers listed in the Summary Compensation Table below; (iii) all current directors and executive officers of Avantair as a group and (iv) each person known by Avantair to own beneficially more than five percent of the outstanding shares of its common stock. The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated in the footnotes, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned. A total of 26,353,201 shares of Avantair’s common stock were issued and outstanding as of September 24, 2010.

Name and Address of Beneficial Owner(1)	Beneficial Ownership		Percent of Class
Kevin Beitzel	46,574	(2)(3)	*
Richard A. Pytak Jr.	30,946	(3)(4)	*
Steven Santo	1,681,808	(3)(5)	6.4%
A. Clinton Allen(6)	250,474	(7)(8)	*
Stephanie A. Cuskley(9)	39,000	(8)	*
Richard B. DeWolfe(10)	146,263	(11)	*
Arthur H. Goldberg(12)	246,000	(8)	*
Barry J. Gordon(13)	678,439	(8)	2.6%
Robert J. Lepofsky(14)	49,000	(8)	*
David M. Greenhouse(15)(16)	6,740,791		25.6%
Austin W. Marxe(15)(16)	6,315,791		24.0%
Jonathan Auerbach(17)	3,977,714		15.1%
Paul J Solit(18)	2,194,476		8.3%
Lorne Weil(19)	2,373,620	(20)	8.3%
Paul Sonkin(21)	2,175,554	(22)	8.3%
Gilder, Gagnon, & Howe & Co. LLC(23)	1,663,156		6.3%
Allison Roberto	1,618,650	(24)	6.1%
All directors and executive officers as a group (9 individuals) (25)	3,168,504		12.0%

*	Less than 1%

(1)	Unless otherwise noted, the business address of each of the following is c/o Avantair, 4311 General Howard Drive, Clearwater FL 33762.

(2)
Represents 10,000 shares of restricted stock granted to Mr. Beitzel which one third vested on May 18, 2008 and one-twelfth of the shares vest every three months thereafter. In addition, 15,000 shares of restricted stock were granted to Mr. Beitzel on June 30, 2008 which one third vested on June 30, 2009 and one-twelfth of the shares vest every 3 months thereafter.

(3)
Includes 25,000 shares of restricted stock granted on October 1, 2009 pursuant to the Company's Long-Term Incentive Plan. One- third of the shares vests on October 1, 2010 and one-twelfth of the shares vest every three months thereafter.

(4)
Represents 7,500 shares of restricted stock granted on June 30, 2008 pursuant to the Company's Long-Term Incentive Plan. One-third of the shares vested on June 30, 2009, and one-twelfth of the shares vest every three months thereafter.

(5)
1,606,650 of the shares are held by Camelot 27 LLC. Each of Steven Santo and Allison Roberto are members of Camelot 27 LLC. Includes 67,000 shares of restricted stock which were granted to Steven Santo individually, which one third vested on May 18, 2008 and one twelfth of the shares vest every 3 months thereafter.

(6)	The business address of Mr. Allen is 710 South Street, Needham, MA 02492.

(7)
Includes 144,000 shares purchased directly and indirectly pursuant to a Securities Purchase Agreement, dated as of June 30, 2009. Includes the exchange of 72,000 warrants at an exchange ratio of 0.63158 shares of Common Stock per warrant, converted pursuant to a Securities Purchase and Exchange Agreement, dated as of October 16, 2009.

(8)
Includes 30,000 shares of common stock issuable upon exercise of options of which vested on February 22, 2008, February 22, 2009 and February 22, 2010. Includes 3,000 shares of restricted stock granted on March 5, 2008, 3,000 shares of restricted stock granted on May 4, 2009, and 3,000 shares granted on March 3, 2010, which vest equally upon each of the next 3 successive annual meetings of stockholders (depending on the grant date).

(9)	The business address of Ms. Cuskley is c/o NPower 3 Metrotech Center, Brooklyn, NY 11201.

(10)	The business address of Mr. DeWolfe is c/o DeWolfe & Company, PO Box 299, Milton, MA 02186.

(11)
Includes 3,000 shares of Restricted Stock granted on May 4, 2009 and 3,000 shares granted on March 2, 2010, pursuant to the Company's Long-Term Incentive Plan. The shares shall vest one-third upon each of the next three successive annual meetings of stockholders. Includes 80,000 common stock shares purchased indirectly pursuant to a Securities Purchase Agreement dated as of June 30, 2009 and the exchange of 40,000 warrants at an exchange ratio of 0.63158 shares of Common Stock per warrant, converted pursuant to a Securities Purchase and Exchange Agreement, dated as of October 16, 2009 owned by Richard B. DeWolfe Revocable Trust. All of the aforementioned shares are under the beneficial control of Mr. DeWolfe.

(12)	The business address of Mr. Goldberg is c/o Corporate Solutions Group, 175 Great Neck Road, Suite 408, Great Neck, NY 11021.

(13)	The business address of Mr. Gordon is 7808 Talavera Place, DelRay Beach, Florida 33446.

(14)	The business address of Mr. Lepofsky is c/o Westcliff Capital Group, PO Box 81367, Wellesley Hills, MA 02461.

(15)	The business address of each of Messrs. Marxe and Greenhouse is 527 Madison Avenue, Suite 2600, New York, New York.

(16)
Includes (i) 3,947,369 shares held by Special Situations Fund III QP, L.P., (ii) 1,315,790 shares held by Special Situations Cayman Fund, L.P. and (iii) 1,052,632 shares held by Special Situations Private Equity Fund, L.P.  MGP Advisors Limited (“MGP”) is the general partner of the Special Situations Fund III, QP, L.P.  AWM Investment Company, Inc. (“AWM”) is the general partner of MGP, the general partner of and investment adviser to the Special Situations Cayman Fund, L.P. and the investment adviser to the Special Situations Fund III, QP, L.P. and the Special Situations Private Equity Fund, L.P.  Austin W. Marxe and David M. Greenhouse are the principal owners of MGP and AWM.  Through their control of MGP and AWM, Messrs. Marxe and Greenhouse share voting and investment control over the portfolio securities of each of the funds listed above.

(17)
The business address of Mr. Auerbach is Hound Partners, LLC 101 Park Avenue, 48th Floor, New York, NY 10178. The shares are held by Hound Partners, LP, and Hound Partners Offshore Fund, LP. Mr. Auerbach is the Managing Member of Hound Performance, LLC and Hound Partners, LLC, investment management firms that serve as the general partner and investment manager, respectively, to Hound Partners, LP and Hound Partners Offshore Fund, LP. Includes 2,797,274 shares of common stock that may be acquired upon the conversion of Series A Convertible Preferred Stock.

(18)
The business address of Mr. Solit is Potomac Capital Management, 825 Third Avenue, 33 Floor, New York, NY 10022. The shares are held by Potomac Capital Management LLC and Potomac Capital Management Inc. Mr. Solit is the Managing Member of Potomac Capital Management LLC and the President and Sole Owner of Potomac Capital Management Inc. Includes 1,118,910 shares of common stock that may be acquired upon the conversion of Series A Convertible Preferred Stock.

(19)	The business address of Mr. Weil is 750 Lexington Avenue 25th Floor, New York, NY 10022.

(20)
Includes 2,373,620 warrants, each to purchase one share of the Company’s common stock for $1.25 per share.  The warrants expire on October 16, 2012, and any underlying shares purchased upon exercise of each warrant may not be sold, transferred, assigned or hypothecated, in whole or in part, at any time on or prior to October 16, 2011, other than to an affiliate of Lorne Weil.

(21)
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

(22)	Includes 335,673 shares of common stock that may be acquired upon the conversion of Series A Convertible Preferred Stock.

(23)	This information is based on Schedule 13G filed with the SEC on February 6, 2008 by Walter Weadock, member of Gilder, Gagnon, Howe and Co. LLC.

(24)
1,606,650 of the shares are held by Camelot 27 LLC. Each of Steven Santo and Allison Roberto are members of Camelot 27 LLC. Includes 5,000 shares of restricted stock which was granted to Allison Roberto individually which one third vested on May 18, 2008 and one twelfth of the shares vest every 3 months thereafter. Also includes 7,000 stock options granted to Allison Roberto individually, pursuant to the Company's Long-Term Incentive Plan. One-third of the shares vest on April 11, 2011, and one-twelfth of the shares vest every three months thereafter.

(25)	Includes 189,759 shares of restricted stock. Includes 100,000 shares of common stock issuable upon exercise of options.

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

In addition, the Company’s Audit Committee shall conduct an appropriate review of all related party transactions for potential conflicts of interest and approve all such related party transactions consistent with the rules applied to companies listed on NASDAQ. The Committee shall review existing policies concerning related party transactions and conflicts of interest between Board or senior members of Management, on the one hand, and the Company, on the other hand, and recommend any changes to such policies. A “related party transaction” refers to transactions required to be disclosed pursuant to SEC Regulation S-K, Item 404 or SEC Regulation S-B, Item 404.

Related Party Transactions

The following is a summary of transactions entered into since July 1, 2008, to which the Company has been a party in and in which any of the Company’s executive officers, directors or beneficial holders of more than 5.0% of its capital stock had or will have a direct or indirect material interest.

In May 2009, Avantair granted 3,000 shares of restricted stock to each of Barry Gordon, Arthur Goldberg, Stephanie Cuskley, Robert Lepofsky, Richard DeWolfe and A. Clinton Allen. Each of these individuals is a non-employee director of Avantair. The shares of restricted stock granted to the directors’ vest one third upon each of the next three successive annual meetings of stockholders, subject to the grantee’s continued service on the Board of Directors, and the dollar amount recognized for financial statement reporting purposes in respect of the restricted stock awards will be determined on each vesting date.

Annually, Avantair participates as one of the sponsors of the Corporate Directors Group, an accredited educational organization of RiskMetric ISS Governance Services, of which A. Clinton Allen presides as its chairman. The sponsorship provides the Corporate Directors Group with 23 hours of aircraft usage annually in lieu of compensation. In addition, the Company sponsors the Corporate Directors Group Piaggio Avanti Owners Club which provides the club with 15 hours of aircraft usage annually in lieu of compensation. Each sponsorship involves amounts less than $120,000.

During fiscal year 2010, the Company sold shares of common stock to investors through the June, September and October 2009 private placements. Investors who participated in the placements included certain of our non-employee directors and 5.0% shareholders. (See Note 12 to the Company’s consolidated financial statements for the fiscal year ended June 30, 2010.)

During the second quarter of fiscal 2010, the Company, through an arms-length transaction, transferred its rights to purchase four Piaggio Avanti II aircraft to LW Air pursuant to the existing aircraft purchase agreement between the Company and Piaggio America, Inc. Upon delivery of the aircraft, Piaggio America returned $2.6 million of deposits previously paid on the aircraft by the Company.  Simultaneous with this transaction, the Company entered into an eight-year management agreement for those aircraft and the Company issued 2,373,620 warrants to Lorne Weil, the Managing Member of LW Air. By virtue of his ownership of the warrants, Mr. Weil is now a significant beneficial owner of the Company. In addition, since the contractual relationships under the agreements with LW Air were executed following the date that Mr. Weil became a significant beneficial owner, the Company recognizes the transaction as a related party transaction. (See Note 8 to the Company’s consolidated financial statements for the fiscal year ended June 30, 2010.)

In March 2010, Avantair granted 3,000 shares of restricted stock to each of its six non-employee directors of the Company’s Board of Directors. The restricted shares granted to the director’s vest one third upon each of the next three successive annual meetings, subject to the grantee’s continued service on the Board of Directors.

Item 14. Principal Accountant Fees and Services

The Audit Committee has selected J.H. Cohn LLP as the principal independent registered public accounting firm for the fiscal year ended 2010. J.H. Cohn LLP has served as the Company’s principal independent registered public accounting firm since August 1, 2006.

Fees

The following table sets forth the fees billed or to be billed for professional services rendered by J.H. Cohn LLP for audit services, audit-related services, and all other services in fiscal years 2010 and 2009, respectively:

	2010	2009
Audit Fees (1)	$284,500	$218,500
Audit-Related Fees (2)	101,500	46,000
Total Fees	$386,000	$264,500

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

September 28, 2010

Avantair, Inc.

By:	/s/ Steven Santo
Steven Santo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Steven Santo	Chief Executive Officer and Director (Principal Executive Officer)	September 28, 2010
Steven Santo

/s/ Richard A. Pytak Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	September 28, 2010
Richard A. Pytak Jr.

/s/ Barry Gordon	Chairman	September 28, 2010
Barry Gordon

/s/ A. Clinton Allen	Director	September 28, 2010
A. Clinton Allen

/s/ Robert Lepofsky	Director	September 28, 2010
Robert Lepofsky

/s/ Arthur H. Goldberg	Director	September 28, 2010
Arthur H. Goldberg

/s/ Stephanie Cuskley	Director	September 28, 2010
Stephanie Cuskley

/s/ Richard B. DeWolfe	Director	September 28, 2010
Richard B. DeWolfe

AVANTAIR, INC. AND SUBSIDIARIES

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders,
Avantair, Inc.

We have audited the accompanying consolidated balance sheets of Avantair, Inc. and Subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avantair, Inc. and Subsidiaries as of June 30, 2010 and 2009, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Avantair, Inc.’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 28, 2010 expressed an unqualified opinion.

/s/ J.H. Cohn LLP
Jericho, New York
September 28, 2010

AVANTAIR, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	June 30,	June 30,
	2010	2009

CURRENT ASSETS
Cash and cash equivalents	$9,446,619	$3,773,789
Accounts receivable, net of allowance for doubtful accounts of $208,065 at June 30, 2010 and $187,842 at June 30, 2009	10,976,129	5,711,055
Inventory	181,782	140,997
Current portion of aircraft costs related to fractional share sales	26,680,081	36,910,206
Notes receivable	-	272,731
Prepaid expenses and other current assets	2,979,055	1,278,506

Total current assets	50,263,666	48,087,284

Aircraft costs related to fractional share sales, net of current portion	43,461,597	70,199,786

Property and equipment, at cost, net of accumulated depreciation and amortization of $15,821,591 at June 30, 2010 and $11,695,228 at June 30, 2009	22,583,073	29,842,365

OTHER ASSETS
Cash - restricted	2,358,558	2,352,337
Deposits on aircraft	7,883,834	9,264,890
Deferred maintenance on aircraft engines	603,515	1,538,175
Goodwill	1,141,159	1,141,159
Other assets	3,342,198	1,639,407

Total other assets	15,329,264	15,935,968

Total assets	$131,637,600	$164,065,403

See Notes to Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' DEFICIT

	June 30,	June 30,
	2010	2009

CURRENT LIABILITIES
Accounts payable	$4,723,718	$7,307,320
Accrued liabilities	5,000,249	5,010,745
Customer deposits	1,358,988	1,282,936
Short-term debt	11,000,000	11,500,000
Current portion of long-term debt	4,202,726	11,020,590
Current portion of deferred revenue related to fractional aircraft share sales	32,770,605	43,385,779
Unearned management fee, flight hour card and Axis Club Membership revenues	35,126,401	17,807,796

Total current liabilities	94,182,687	97,315,166

Long-term debt, net of current portion	15,620,479	20,111,011
Deferred revenue related to fractional aircraft share sales, net of current portion	35,085,148	65,071,197
Deferred revenue related to Axis Club Membership sales, net of current portion	1,773,943	333,271
Other liabilities	2,520,537	2,714,058

Total long-term liabilities	55,000,107	88,229,537

Total liabilities	149,182,794	185,544,703

COMMITMENTS AND CONTINGENCIES

Series A convertible preferred stock, $.0001 par value, authorized 300,000 shares; 152,000 shares issued and outstanding	14,617,958	14,528,383

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, authorized 700,000 shares; none issued	-	-
Common stock, Class A, $.0001 par value, 75,000,000 shares authorized, 26,353,201 shares issued and outstanding at June 30, 2010 and 16,463,615 shares issued and outstanding at June 30, 2009	2,635	1,646
Additional paid-in capital	56,896,831	47,667,493
Accumulated deficit	(89,062,618)	(83,676,822)

Total stockholders' deficit	(32,163,152)	(36,007,683)

Total liabilities and stockholders' deficit	$131,637,600	$164,065,403

See Notes to Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended June 30,
	2010	2009

Revenue
Fractional aircraft sold	$43,756,222	$51,864,010
Maintenance and management fees	72,957,679	70,693,367
Flight hour card and Axis Club membership revenue	20,024,602	9,384,110
Other revenue	6,268,071	4,885,563

Total revenue	143,006,574	136,827,050

Operating expenses
Cost of fractional aircraft shares sold	37,317,493	44,118,352
Cost of flight operations	54,151,877	46,723,184
Cost of fuel	14,272,477	13,349,084
Gain on sale of assets	(897,595)	(1,394,164)
General and administrative expenses	25,861,629	23,628,541
Selling expenses	5,116,153	3,736,424
Depreciation and amortization	5,471,677	5,233,250
Total operating expenses	141,293,711	135,394,671

Income from operations	1,712,863	1,432,379

Other income (expenses)
Interest and other income	75,843	48,921
Interest expense	(5,757,264)	(5,942,221)
Total other expenses	(5,681,421)	(5,893,300)

Net loss	(3,968,558)	(4,460,921)

Preferred stock dividend and accretion of expenses	(1,506,814)	(1,488,071)
Net loss attributable to common stockholders	$(5,475,372)	$(5,948,992)

Loss per common share:
Basic and diluted	$(0.23)	$(0.39)

Weighted-average common shares outstanding:
Basic and diluted	23,419,624	15,306,725

See Notes to Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Deficit
Years Ended June 30, 2010 and 2009

	Class A		Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2008	15,286,792	$1,529	$46,163,780	$(77,816,855)	$(31,651,546)

Stock-based compensation			361,059		361,059

Dividend on Series A convertible preferred stock				(1,399,046)	(1,399,046)

Accretion of preferred stock issuance costs			(89,025)		(89,025)

Issuance of shares in connection with vested restricted stock, net of shares surrendered in lieu of payroll taxes	42,423	4	(7,732)		(7,728)

Sale of common stock in connection with private sale, net of expenses associated with the registration of shares	1,134,400	113	1,239,411		1,239,524

Net loss				(4,460,921)	(4,460,921)

Balance at June 30, 2009	16,463,615	$1,646	$47,667,493	$(83,676,822)	$(36,007,683)

See Notes to Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Deficit
Years Ended June 30, 2010 and 2009

	Class A		Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Stock-based compensation			$387,147		$387,147

Dividend on Series A convertible preferred stock				$(1,417,238)	(1,417,238)

Accretion of preferred stock issuance costs			(89,575)		(89,575)

Issuance of shares in connection with vested restricted stock, net of shares surrendered in lieu of payroll taxes	54,566	$5	(24,618)		(24,613)

Issuance of warrants in consideration for services rendered in private placement	-	-	209,708		209,708

Issuance of warrants in connection with aircraft management agreement	-	-	807,031		807,031

Sale of common stock in connection with private sale, net of expenses associated with registration of shares	9,835,020	984	7,939,645		7,940,629

Net loss				(3,968,558)	(3,968,558)

Balance at June 30, 2010	26,353,201	$2,635	$56,896,831	$(89,062,618)	$(32,163,152)

See Notes to Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(3,968,558)	$(4,460,921)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,471,677	5,233,250
Amortization of deferred interest related to capital lease obligation	387,185	-
Stock-based compensation	387,147	361,059
Gain on sale of assets	(897,595)	(1,394,164)
Bad debt expense (recoveries)	(20,223)	18,638

Changes in operating assets and liabilities:
Accounts receivable	(5,244,851)	(36,884)
Inventory	(40,785)	111,410
Deposits on aircraft	1,381,056	(585,613)
Deferred maintenance agreement on aircraft engines	934,660	690,334
Prepaid expenses and other current assets	(1,700,549)	895,486
Notes receivable	272,731	1,567,599
Aircraft costs related to fractional shares	36,968,314	25,690,282
Other assets	(895,760)	389,960
Accounts payable	(2,539,502)	2,588,965
Accrued liabilities	(1,452,347)	(1,924,501)
Unearned management fee, flight hour card and Axis Club Membership revenue	15,587,412	104,320
Cash-restricted	(6,221)	473,953
Customer deposits	76,052	(622,746)
Deferred revenue related to fractional aircraft share sales	(40,601,223)	(35,847,709)
Deferred revenue related to Axis Club Membership sales	3,032,115	515,771
Other liabilities	(193,521)	410,599
Net cash provided by (used in) operating activities	6,937,214	(5,820,912)

INVESTING ACTIVITIES:
Proceeds from the sale of asset	2,900,000	1,927,000
Capital expenditures	(321,761)	(975,433)
Net cash provided by investing activities	2,578,239	951,567

FINANCING ACTIVITIES:
Borrowings under long-term debt	56,614	-
Borrowings under short-term debt	-	17,479,555
Principal payments on long-term debt	(11,549,574)	(7,470,907)
Principal payments on short-term debt	(500,000)	(21,754,815)
Proceeds from issuance of stock, net of cost of stock redemption/registration	8,150,337	1,239,524
Net cash used in financing activities	(3,842,623)	(10,506,643)

AVANTAIR, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2010	2009
Net increase (decrease) in cash and cash equivalents	$5,672,830	$(15,375,988)
Cash and cash equivalents, beginning of the year	3,773,789	19,149,777
Cash and cash equivalents, end of the year	$9,446,619	$3,773,789

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$5,757,264	$5,942,221

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Accretion of Series A convertible preferred stock	$89,575	$89,025
Dividends payable on Series A convertible preferred stock	$1,417,238	$1,399,046
Flight hour cards issued in consideration for equipment	$139,570	$-
Common shares surrendered in lieu of payroll taxes	$24,613	$7,728
Issuance of warrants to underwriter in connection with private sale of common stock	$209,708	$-
Issuance of warrants to Lorne Weil in connection with aircraft agreement	$807,031	$-
Reversal of accrued expense	$44,100	$-
Aircraft purchased under capital lease obligation	$-	$8,098,093
Flight hour cards issued as partial consideration of aircraft purchase	$-	$871,661

See Notes to Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 1 – OPERATIONS AND MANAGEMENT’S PLANS

Avantair, Inc. (formerly known as Ardent Acquisition Corporation) (“Avantair”, “Ardent” or the “Company”), was organized on September 14, 2004 as a blank check company whose objective was to acquire an operating business.

On October 2, 2006, the Company signed a definitive stock purchase agreement (the “Reverse Merger”) with Avantair Inc. (“Old Avantair”). The agreement, as amended on December 15, 2006, provided for Avantair to issue 6,684,822 shares of common stock to the stockholders of Old Avantair in exchange for all of the issued and outstanding shares of Old Avantair (the “Share Exchange” or “Reverse Merger”). The agreement also provided for the Company to issue to the stockholders of Old Avantair additional shares if at any time prior to February 23, 2009, the closing trading price on the Over-the-Counter Bulletin Board (or on a national securities market on which the Company’s common stock is then quoted for trading) of the Company’s common stock for 20 trading days within any 30 trading day period equals or exceeds $8.50 per share, then the Company was to have issued an additional aggregate of 4,774,873 shares of its common stock to Old Avantair stockholders. The Company’s results did not meet the requirements for the year ended June 30, 2009 and therefore these shares were not issued.

Avantair is engaged in the sale of fractional ownership interests in, and flight hour card usage of, professionally piloted aircraft for personal and business use, and the management of its aircraft fleet. According to AvData, Avantair is the fifth largest company in the North American fractional aircraft industry. As of June 30, 2010, Avantair operated 55 aircraft within its fleet, which is comprised of 46 aircraft for fractional ownership, 5 company owned core aircraft and 4 leased and company managed aircraft. Avantair also operates FBOs in Camarillo, California and in Caldwell, New Jersey. Through these FBOs and its headquarters in Clearwater, Florida, Avantair provides aircraft maintenance, concierge and other services to its customers as well as to the Avantair fleet.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the successful recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. As of June 30, 2010, the Company’s recurring losses resulted in a working capital deficit of approximately $43.9 million and a stockholders’ deficit of approximately $32.2 million. Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and aircraft under management as well as increase the number of flight hour cards and Axis Club Memberships sold. To finance its growth strategy, the Company will continue to actively pursue additional funds through some or a combination of equity financing, including the sale of additional shares of common and preferred stock, asset sales, accelerated payments of management and maintenance fees or debt financing. During the second quarter of fiscal 2010, the Company, through an arms-length transaction, transferred its rights to purchase four Piaggio Avanti II aircraft to LW Air pursuant to the existing aircraft purchase agreement between the Company and Piaggio. Upon delivery of the aircraft, Piaggio returned $2.6 million of deposits previously paid on the aircraft by the Company.  In September and October 2009, the Company consummated private sales of its common stock to investors generating net proceeds of approximately $8 million. Together with the proceeds of the private placement consummated in June 2009, the Company received total net proceeds of approximately $9.2 million (see Note 12). Assuming there is no change in sales and expense trends experienced since the fourth quarter of fiscal 2010, the Company believes that its cash position will be sufficient to continue operations for the foreseeable future.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates and assumptions are based upon management’s best knowledge of current events and actions that the Company may take in the future. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect: the proper recording of revenue arrangements with multiple deliverables, the allowance for doubtful accounts, the carrying value of long-lived assets, the amortization period of long-lived assets, the provision for (benefit from) income taxes and related deferred tax accounts, certain accrued expenses and contingencies, warrant valuations and management’s assessment of its ability to continue as a going concern.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments. Cash in the amount of approximately $9.4 million and $3.8 million at June 30, 2010 and 2009, respectively, was primarily held in financial institutions, with maturities of three months or less from the date of acquisition.

Cash-restricted

Restricted cash includes cash whereby the Company's ability to use the funds at any time is contractually limited or is generally designated for specific purposes arising out of certain contractual or other obligations. The Company agreed to restrict $2,358,558 in cash at June 30, 2010 and $2,352,337 in cash at June 30, 2009, to secure letters of credit related to deposits for leases, provide security for credit card charge backs and to secure fuel purchases. Management believes that these amounts will be restricted for at least one year and, accordingly, has classified such cash as non-current.

Revenue Recognition

Avantair is engaged in the sale and management of fractional ownerships of professionally piloted aircraft for personal and business use and access to its aircraft fleet through either 15 or 25 hour flight hour cards (either individually or through the Company’s Axis Club Membership program). In the case of fractional ownership sales, the aircraft are sold in one-sixteenth shares or multiples thereof. The management agreement grants the customer an undivided interest in a specified aircraft. When a customer purchases a fractional share, they are also required to enter into a five-year management and maintenance agreement which grants the customer the right to the use of the aircraft for a specified number of hours each year. Under the terms of the maintenance and management agreement, the Company agrees to manage, operate and maintain the aircraft on behalf of the customer in exchange for a fixed monthly fee which is recognized ratably over the term of the agreement, usually five years. If a customer prepays its management and maintenance fee, the prepayment is recorded as unearned revenue and amortized into revenue on a monthly basis in accordance with the schedule provided for within each agreement. Flight hour cards provide customers with a fixed number of flight hours for a fixed fee. The Company defers the entire amount paid and recognizes revenue on an incremental basis as aircraft hours are flown. Axis Club Membership fees are paid in advance, deferred and recognized over the three year membership term. Similar to standard flight hour card sales, payment for flight hour cards sold through the Axis Club Membership program are collected in advance of access to the aircraft fleet, deferred and recognized as revenue on an incremental basis over the three year membership term.

Fractional Aircraft Shares

The Company does not have objective evidence to determine the fair value and allocate fractional share revenue from that generated from the management and maintenance agreement, and, as a result, has adopted the provisions of ASC 605-25 “Multiple- Element Arrangements” to account for the sale of fractional shares of aircraft. Accordingly, as the sales of the fractional shares cannot be separated from the underlying management and maintenance agreement, fractional share sale revenue is recognized ratably over the five-year life of the management and maintenance agreement. The period in which revenue is recognized will be evaluated on a periodic basis. Factors that impact management’s assessment of the most appropriate period of revenue recognition will include, but not be limited to, customer turnover, terms and conditions of the related fractional share sale, maintenance arrangements as well as any other factor that could impact revenue. (See also “Recently Issued Pronouncements.”)

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

Aircraft Costs Related To Fractional Sales

The Company reflects aircraft costs related to the sale of fractional aircraft shares. As a result of the adoption of ASC 605-25, the Company recognizes revenue from the sale of fractional shares as income over the five-year period. The aircraft costs related to sales of fractional shares consist of the cost of the aircraft and are recorded as an asset and recognized as the cost of aircraft shares sold over the five-year period. (See also “Recently Issued Pronouncements.”)

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts (see below).

Allowance for Doubtful Accounts

 The Company maintains allowances for doubtful accounts of $0.2 million as of June 30, 2010 and 2009 of accounts receivable for estimated losses arising from the inability of its customers to make required payments. The Company's estimate is based on factors surrounding the credit risk of certain clients, historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change if the financial condition of the Company's customers were to deteriorate, resulting in a reduced ability to make payments.

Prepaid Pilot Training

The costs related to the training of pilots as required by Federal Aeronautic Regulations are capitalized and amortized over the twelve month certification period.

Customer Deposits

Customer deposits are cash payments received from customers who have purchased a fractional interest in an aircraft where that specific aircraft is not available for delivery.

Advertising Costs

Advertising costs are expensed as incurred and totaled $1,792,099 and $1,585,184 for the years ended June 30, 2010 and 2000, respectively.

Inventory

Fuel and aircraft stock inventory is valued at the lower of cost (determined by the first-in, first-out method) or market.

Deferred Rent

The aggregate of minimum annual operating lease payments are expensed on a straight-line basis over the term of the related leases. The amount by which straight-line rent differs from actual lease payments is recognized as deferred rent and totaled $2,520,537 and $2,312,249 at June 30, 2010 and 2009 respectively, and is included in other liabilities.

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

Effective July 1, 2007, the Company adopted the provisions of the ASC 740 relating to uncertain tax positions. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company has identified its federal tax return and State of Florida tax return as “major” tax jurisdictions, as defined in ASC 740. The Company evaluations were performed for the tax years ended 2005 through 2010. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

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

The Company accounts for share-based compensation to employees and directors in accordance with ASC 718 “Compensation-Stock Compensation,” which requires the recognition of compensation expense for employee stock options and other share-based payments. Under ASC 718, expense related to employee stock options and other share-based payments is recognized over the relevant service period based on the fair value of each stock option grant. In addition, the Company recognizes in its Consolidated Statements of Operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. Compensation expense for equity-based awards is recognized over the requisite service period, usually the vesting period on a straight-line basis, while compensation expense for liability-based awards (those usually settled in cash rather than stock) is measured to fair-value at each balance sheet date until the award is settled.

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with ASC 815 “Derivatives and Hedging,” which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts. The Company also considers ASC 815, which provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under ASC 815. The Company evaluates the conversion feature embedded in its Series A Convertible Preferred Stock based on the criteria of ASC 815 to determine whether the conversion feature would be required to be bifurcated from the Preferred Stock and accounted for separately as a derivative. Based on management’s evaluation, the embedded conversion feature did not require bifurcation and derivative accounting as of June 30, 2010.

Goodwill and Long-lived Assets

The Company accounts for goodwill and other intangible assets under ASC 350 "Intangibles — Goodwill and Other."  ASC 350, eliminates the amortization of goodwill and certain other intangible assets and requires an evaluation of impairment by applying a fair-value based test. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company’s reporting units based on discounted cash flow models using revenue and profit forecasts and comparing the estimated fair values with the carrying values of the Company’s reporting units which include the goodwill. If the estimated fair values are less than the carrying values, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of the Company’s “implied fair value” requires the Company to allocate the estimated fair value to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value.

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

The Company measures at fair value basis based on the following key objectives:

•	The price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;
•	A three-level hierarchy ("Valuation Hierarchy") for fair value measurements;
•	Consideration of the Company's creditworthiness when valuing liabilities; and
•	Disclosures about instruments measured at fair value.

The Valuation Hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the Valuation Hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of the Valuation Hierarchy and the distribution of the Company's financial assets within it are as follows:

•	Level 1 - Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 - Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes goodwill and other items.

During the fiscal year ended June 30, 2010, the Company has elected not to use the fair value option permitted under ASC 820 for any of its financial assets and financial liabilities that are not already recorded at fair value.

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

For the fiscal year ended June 30, 2010, a total of 3,732,214 share-equivalents of potentially dilutive securities were excluded from the calculation of diluted earnings per share. These securities were comprised of 2,373,620 warrants issued in conjunction with the LW Air transactions to Lorne Weil, 455,887 warrants issued to EBC in consideration for services rendered as placement agent for the Company’s June, September and October 2009 private placements and 776,100 options to purchase shares of common stock were outstanding during the periods but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive as calculated under the treasury method promulgated by ASC 260 “Earnings Per Share.” In accordance with ASC 260’s contingently issuable shares provision, 126,607 shares of performance-based, unvested common stock awards (“restricted stock”) granted were not included in the calculation because all the necessary conditions for vesting had not been satisfied.

For the year ended June 30, 2009, a total of 1,709,933 share-equivalents of potentially dilutive securities were excluded from the calculation of diluted earnings per share. These securities were comprised of 150,000 options to purchase shares of common stock, 300,000 unit purchase options (with each unit consisting of one share and two warrants that expired February 23, 2010), 92,733 shares of performance-based, unvested common stock awards (“restricted stock”) granted and 567,200 warrants to purchase shares of the Company’s common stock.

Property and Equipment

Property and equipment is recorded at cost and consists principally of aircraft purchased which are not fractionalized and depreciated using the straight-line method over the estimated useful lives of the respective assets. Improvements to leased premises are amortized over the shorter of the related lease term or the estimated useful lives of the improvements. Cost and related accumulated depreciation on assets retired or disposed of are removed from the accounts and any resulting gains or losses are credited or charged to income. Depreciation and amortization is computed using the straight-line method over the following useful lives:

Aircraft	7 years
Office equipment and furniture and fixtures	5 - 7 years
Flight management software/hardware	5 years
Vehicles	5 years
Improvements	Lesser of estimated useful life or the term of the lease

Expenditures for maintenance and repairs of property and equipment are expensed as incurred. Major improvements and interest costs relating to borrowings made for the acquisition of aircraft are capitalized.

The carrying value of property and equipment to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360 "Property, Plant and Equipment." For purposes of recognition and measurement of an impairment loss, assets are grouped at the lowest levels for which there are identifiable cash flows (the "reporting unit"). An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets. The Company, due to the age of property and equipment assets, determined that its property and equipment was not impaired as of June 30, 2010.

Reclassifications

Certain balances for the year ended June 30, 2009 were reclassified to conform to classifications adopted in the current year.

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

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements,” which is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition, and will be adopted by the Company on a prospective basis in the first quarter of fiscal year 2011. The adoption of this standard is not expected to have a material impact on cash flows, but will result in recognition of fractional share sale revenue and related costs at the time of a fractional share sale, rather than over the life of the management and maintenance agreement.

In January 2010, the FASB issued new guidance that requires new disclosures about significant transfers in and/or out of Levels 1 and 2 of the fair value hierarchy and activity in Level 3 ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements). In addition, this guidance provides clarification of existing disclosure requirements about (a) level of disaggregation and (b) inputs and valuation techniques. The update is effective for the first quarter of calendar year 2010. The Company has evaluated the adoption of this guidance and believes there will not be an impact on its consolidated financial condition, results of operations and cash flows.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

NOTE 3 – CONCENTRATIONS OF RISK

The Company acquires all of its aircraft from one supplier and is dependent on that supplier for timely delivery of its airplanes. Any disruption in the delivery of these airplanes would cause the Company to incur significant costs without the benefit and the cash flow it receives from its customers.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash and cash equivalents in bank deposits, the balances of which, at times, may exceed federally insured limits. Exposure to credit risk is reduced by placing such deposits in high credit quality financial institutions. At June 30, 2010, the Company had cash and cash equivalents in excess of federally insured limits of approximately $12.0 million.

 NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost as of June 30, 2010 and 2009, consisted of the following:

	2010	2009
Aircraft	$29,744,110	$33,630,426
Leasehold improvements	5,120,475	4,820,095
Furniture, fixtures and equipment	1,441,880	1,301,595
Flight management software/hardware	1,895,618	1,727,012
Vehicles	202,581	58,465
Total	38,404,664	41,537,593
Less: accumulated depreciation and amortization	(15,821,591)	(11,695,228)
	$22,583,073	$29,842,365

Depreciation expense was $5,471,677 and $5,233,250 as of June 30, 2010 and 2009, respectively. At June 30, 2010 and 2009, Aircraft includes $13,798,296 which are held under capital lease obligations. Accumulated amortization related to these aircraft totaled $3,463,847 and $1,502,022 for the years ended June 30, 2010 and 2009, respectively.

The Company capitalizes interest costs relating to borrowings or required deposits made in connection with the acquisition of aircraft. No amounts were capitalized for the years ended June 30, 2010 or 2009.

 NOTE 5 – GOODWILL AND LONG-LIVED ASSETS

The Company performed its annual evaluation during August 2010 by comparing the product of the trading price as of June 30, 2010 and the Company’s outstanding shares of common stock on that date to the Company’s book value.

In accordance with ASC 350, the Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

In preparing its impairment analysis, the Company derives fair value based on two approaches:

Market prices. At June 30, 2010, the quoted market for Avantair’s common stock was $3.00 per share with 26,353,201 shares outstanding giving the Company a total market capitalization of approximately $79.0 million.

Cash flow projections. Certain key assumptions used in preparing the cash flow projections, included:

•
The overall basis for management’s cash flow assumptions and conclusions are based on the majority of the Company’s revenue being contractual. Therefore management can predict future management fee revenues with some certainty. The model is based on the premise that for every plane sold the Company will increase management fees by an agreed upon amount per plane. When the Company attains a certain fractionalized aircraft fleet size, the management fee income will then exceed all fixed and variable costs.

•
The Company has a commitment from its aircraft manufacturer for the delivery of 6 planes in the next 12 months and management believes it will sell enough fractional shares, flight hour time cards and Axis Club Memberships per month to produce sufficient cash flow to cover costs.

As a result of the analysis, no impairment charges were required for long-lived assets during the years ended June 30, 2010 and 2009.

NOTE 6 – RELATED PARTY TRANSACTIONS

The following is a summary of transactions entered into since July 1, 2008, to which the Company has been a party in and in which any of the Company’s executive officers, directors or beneficial holders of more than 5.0% of its capital stock had or will have a direct or indirect material interest.

In May 2009, Avantair granted 3,000 shares of restricted stock to each of Barry Gordon, Arthur Goldberg, Stephanie Cuskley, Robert Lepofsky, Richard DeWolfe and A. Clinton Allen. Each of these individuals is a non-employee director of Avantair. The shares of restricted stock granted to the directors’ vest one-third upon each of the next three successive annual meetings of stockholders, subject to the grantee’s continued service on the Board of Directors.

Annually, Avantair participates as one of the sponsors of the Corporate Directors Group, an accredited educational organization of RiskMetric ISS Governance Services, of which A. Clinton Allen presides as its chairman. The sponsorship provides the Corporate Directors Group with 23 hours of aircraft usage annually in lieu of compensation. In addition, the Company sponsors the Corporate Directors Group Piaggio Avanti Owners Club which provides the club with 15 hours of aircraft usage annually in lieu of compensation. Each sponsorship involves amounts less than $120,000.

During fiscal year 2010, the Company sold shares of common stock to investors through the June, September and October 2009 private placements. Investors who participated in the placements included certain of our non-employee directors and 5.0% shareholders (see Note 12).

During the second quarter of fiscal 2010, the Company, through an arms-length transaction, transferred its rights to purchase four Piaggio Avanti II aircraft to LW Air pursuant to the existing aircraft purchase agreement between the Company and Piaggio America, Inc. Upon delivery of the aircraft, Piaggio America returned $2.6 million of deposits previously paid on the aircraft by the Company.  Simultaneous with this transaction, the Company entered into an eight-year management agreement for those aircraft and the Company issued 2,373,620 warrants to Lorne Weil, the Managing Member of LW Air. By virtue of his ownership of the warrants, Mr. Weil is now a significant beneficial owner of the Company. In addition, since the contractual relationships under the agreements with LW Air were executed following the date that Mr. Weil became a significant beneficial owner, the Company recognizes the transaction as a related party transaction (see Note 8).

In March 2010, Avantair granted 3,000 shares of restricted stock to each of its six non-employee directors of the Company’s Board of Directors. The restricted shares granted to the director’s vest one-third upon each of the next three successive annual meetings, subject to the grantee’s continued service on the Board of Directors.

NOTE 7 – INCOME TAXES

The difference between income tax benefit provided at the Company’s effective rate and the statutory rate at June 30, 2010 and 2009 are as follows:

	2010	2009
Income tax benefit at statutory rate	$1,388,996	$1,371,282
State tax benefit, net of Federal benefit	119,057	117,538
Increase in valuation allowance	(1,679,353)	(1,488,820)
Other	171,300	-
Total	$-	$-

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) at June 30, 2010 and 2009 are as follows:

	2010	2009
Deferred tax liabilities
Goodwill	$(202,366)	$(173,456)
Depreciation	(3,013,688)	(2,659,248)
Other	(37,342)	-
	(3,253,396)	(2,832,704)
Deferred tax assets
Deferred revenues, net of amortized aircraft costs related to fractional share sales	248,047	707,848
Other	1,566,694	1,240,273
Net operating loss carryforwards	33,803,813	31,570,388
	35,618,554	33,518,509
Less valuation allowance	(32,365,158)	(30,685,805)
	3,253,396	2,832,704
Net deferred tax assets	$-	$-

The Company considers that the cumulative losses incurred create a rebuttable presumption that a full valuation allowance continues to be required for its deferred tax assets. Therefore, the Company has offset the deferred tax assets attributable to those potential benefits through a valuation allowance in 2010 and 2009 and, accordingly, the Company did not recognize any benefit from income taxes in the accompanying consolidated statements of operations. At June 30, 2010, the Company had net operating loss carryforwards of approximately $88.9 million which begin to expire in 2023.

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

Effective July 1, 2007, the Company adopted the provisions of the ASC 740 “Income Taxes.” There were no unrecognized tax benefits as of July 1, 2008 or as of June 30, 2009. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company has identified its federal tax return and State of Florida tax return as “major” tax jurisdictions, as defined in ASC 740. The Company evaluations were performed for the tax years ended 2005 thru 2010 which represent all years subject to audit for all tax jurisdictions. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its consolidated financial position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No interest and penalties were incurred at June 30, 2010 and 2009.

Information related to the activity of the valuation allowance is as follows:

	June 30,
	2010	2009
Beginning balance	$30,685,805	$29,196,984
Increase in valuation allowance	1,679,353	1,488,821

Ending balance	$32,365,158	$30,685,805

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

During the second quarter of fiscal 2010, the Company, through an arms-length transaction, transferred its rights to purchase four Piaggio Avanti II aircraft to LW Air pursuant to the existing aircraft purchase agreement between the Company and Piaggio America, Inc. Simultaneous with this transaction, the Company entered into an eight-year management agreement for those aircraft. Pursuant to the agreement between the parties, the Company will manage each aircraft for a monthly fee which is variable based upon aircraft flight hours but will not exceed $56,500 per month. The agreement also allows the Company to enter into short-term leases for the use of the aircraft at a specified dry lease rate per flight hour. Effective July 1, 2010, the terms of the management agreement were amended to reduce the maximum management fee to be charged for the Company’s management of each of these aircraft to not exceed $44,000 per month for each aircraft, for the eight months ending February 28, 2011, after which the maximum management fee will continue to not exceed $56,500 per month for each aircraft. The Company accrued $375,000 for services rendered by EBC in connection with this transaction. The fee will be amortized over the term of the arrangement.  The Company accounts for the management agreement as an operating lease.

In addition, the Company leases transportation equipment and data processing equipment under operating leases expiring during the next three years.

Total rent expense for the years ended June 30, 2010 and 2009 was $3,151,831 and $3,066,479, respectively.

 Future minimum lease payments on these operating leases are:

Year Ended June 30,
2011	$7,231,474
2012	6,508,590
2013	6,575,021
2014	6,656,841
2015	6,742,638
Thereafter	26,786,057
$60,500,621

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

As of June 30, 2010, Avantair had contractual commitments to purchase 52 additional Piaggio Avanti II aircraft through 2013. The total commitment, including a recently proposed price escalation, is valued at approximately $330 million.

Legal Proceedings

From time to time, the Company is party to various legal proceedings in the normal course of business. It is expected that these claims would be covered by insurance subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. As of June 30, 2010, there were no legal proceedings which the Company would anticipate having a material adverse effect on its financial position, results of operations or cash flows.

NOTE 9 – CAPITAL LEASE TRANSACTIONS

JMMS, Inc.

The Company entered into a sale and leaseback agreement, dated August 11, 2006, with JMMS, LLC (“JMMS”). Under the sale and leaseback agreement, the Company sold 100.0% of its interest in a core aircraft for $4.2 million and leased back 68.8% of the aircraft for a five year term. The proceeds of the sale and leaseback arrangement were used to pay down a line of credit. In March 2007, the Company amended the lease agreement to include a provision for the Company to buy back the aircraft at the expiration of the term. As a result of the amendment, the Company has accounted for the sale and leaseback transaction as a finance lease. JMMS notified the Company of its intention to terminate the sale and leaseback agreement between the parties effective March 1, 2009, at which date, pursuant to the agreement, the Company was required to purchase the aircraft at a cost of no more than the $4.2 million. The closing date of the transaction was extended past March 1, 2009, in consideration for monthly payments to JMMS totaling $1.25 million through December 1, 2009. The total amount of the monthly payments made to JMMS by the Company since March 1, 2009 were deducted from the aircraft purchase price. In December 2009, the Company sold the aircraft to a third party for $2.9 million and paid the remaining outstanding balance of the purchase price to JMMS, and realized a gain of $0.9 million. In addition, the remaining balance of approximately $0.2 million deferred gain related to the sale and leaseback agreement was realized as a result to the sale.

Midsouth Services, Inc. (“Midsouth”)

The Company has three separate lease agreements with Midsouth.

On October 10, 2007, Avantair acquired a core aircraft under a capital lease obligation with Midsouth.  Under the lease agreement, Midsouth provided funding for the $4.7 million purchase of a pre-owned Piaggio P-180 aircraft and holds title to the aircraft.  Midsouth leases the aircraft exclusively to Avantair on a five year lease at 15.0% interest per annum.  The monthly lease payments for the term of the lease are $89,000.  At the end of the five year lease, Avantair shall purchase the aircraft from Midsouth at the guaranteed residual value in the amount of approximately $2.3 million.  Avantair also has the option to purchase the aircraft anytime during the lease term at the then current guaranteed residual value as set forth on the amortization schedule without penalty.  The obligation outstanding at June 30, 2010 totaled approximately $3.8 million.

In April 2009, the Company amended the Lease Agreement previously accounted for as an operating lease under ASC Topic 840 “Leases,” dated as of July 31, 2006 between the Company and Midsouth. Pursuant to the amendment, the Company is required to pay $74,900 monthly, at 11.0% interest per annum until August 2011, the expiration of the Lease Agreement. In addition, the Company has agreed to purchase the leased aircraft for approximately $3.0 million from Midsouth within sixty days following the expiration of the term of the Lease Agreement. The lease, as amended, has been classified as a capital lease in the accompanying consolidated balance sheet. The obligation outstanding at June 30, 2010 totaled approximately $3.0 million, net of deferred interest of $0.5 million.

In April 2009, the Company entered into a Lease Agreement, effective April 6, 2009, pursuant to which Midsouth leases a Piaggio P-180 aircraft to the Company for a ten year lease term at $75,000 per month, at 15.0% interest per annum, plus taxes if applicable. The Company is required to provide Midsouth with 100 hours of flight time per year during the lease term. Hours have been accounted for at their fair value and are liquidated as hours are flown.  Midsouth has the sole option to terminate the lease at the end of the fifth year of the term and to require the Company to purchase the leased aircraft for approximately $3.8 million within ninety days of that date.  If this option is not exercised by Midsouth, the lease will continue for the remaining five years of the term and, at the end of the ten year lease, the Company will be required to purchase the aircraft from Midsouth for $0.3 million. The obligation outstanding at June 30, 2010 totaled approximately $4.7 million.

The capital lease obligations are included in long-term debt in the accompanying consolidated balance sheets.

Future minimum lease payments on these capital leases are:

Year Ended June 30,
2011	$2,808,000
2012	5,058,000
2013	3,636,693
2014	4,472,000
2015	-
Total minimum payments	15,974,693
Less: amount representing interest	(4,468,203)
Present value of minimum lease payments	$11,506,490

NOTE 10 – SHORT-TERM DEBT

Short-term debt consists of the following as of June 30, 2010 and 2009:

	2010	2009
Midsouth Services, Inc	$11,000,000	$11,500,000

On April 2, 2009, Avantair entered into two Floor Plan Agreements with Midsouth to replace Midsouth’s existing Floor Plan Agreements dated July 31, 2008.  The new Floor Plan Agreements extended credit to Avantair in an increased amount of $11.6 million to be used towards the purchase of new Piaggio P-180 aircraft.  Each of the new Floor Plan Agreements are similar to the prior Floor Plan Agreements and cover an amount not to exceed $5.8 million for a term of twelve months.  The Company has the sole option to terminate one of the Agreements during the term with ninety days written notice.  The Company has agreed to pay Midsouth a monthly fee of $82,500 for each Floor Plan Agreement during the term. Borrowings outstanding under these arrangements at June 30, 2010 and 2009 totaled $11.0 million. In addition, at June 30, 2009, the Company had borrowings under a short-term note totaling $500,000 to finance aircraft deposits. This note was repaid during fiscal year 2010.

NOTE 11 – LONG- TERM DEBT

Long-term debt consists of the following as of June 30, 2010 and 2009:

	2010	2009
Wells Fargo Equipment Finance, Inc.	$2,680,816	$3,095,512
Jet Support Services, Inc.	1,769,176	3,707,209
Century Bank, F.S.B.	1,753,803	1,911,203
Wachovia Bank	2,081,403	2,976,685
Other long-term debt	31,517	-
Midsouth Services, Inc.	11,506,490	12,183,530
CNM, Inc.	-	3,616,652
JMMS, Inc.	-	3,640,810
	19,823,205	31,131,601
Less current portion	(4,202,726)	(11,020,590)
Long-term debt	$15,620,479	$20,111,011

Wells Fargo Equipment Finance, Inc.

In February 2005, the Company entered into financing arrangements for the purchase of core aircraft under various notes payable with Wells Fargo Equipment Finance, Inc. The notes outstanding at June 30, 2010 totaled approximately $2.7 million and are payable in monthly installments ranging from $10,644 to $38,480 with interest ranging from 5.96% to 6.12% per annum through 2012. The notes are collateralized by the aircraft.

Jet Support Services, Inc.

On April 24, 2006, Avantair financed an aircraft maintenance program contract with Jet Support Services, Inc. (“JSSI”) in the amount of $3.4 million. The promissory note provided for seven monthly installments of $145,867 and 53 monthly installments of $45,867, respectively, including interest at 7.0% per year. On April 15, 2008, the Company entered into a financing arrangement with JSSI by means of a $5.5 million promissory note. The new note matures on April 1, 2011 and bears interest at 10.0% per annum, with 35 monthly payments of principal and interest in an amount of $185,127 beginning on June 2, 2008. The new note covered the remaining balance of $0.4 million of the aforementioned promissory note, other costs and fees to be paid by the Company under service agreements with JSSI and related deferred financing costs of approximately $1.0 million which will be amortized over the life of the note using the effective interest method. Upon entering into this payment arrangement and the $5.5 million promissory note, the parties terminated the airframe maintenance contract and agreed to apply the unamortized prepayment under the airframe maintenance contract to the engine maintenance program and will amortize this amount over the remaining 35 month term of that program.  Borrowings outstanding under this arrangement at June 30, 2010 totaled approximately $1.8 million.

Century Bank, F.S.B.

In August 2007, the Company and Century Bank F.S.B. executed a $2.2 million note agreement for the purchase of one aircraft. The note outstanding at June 30, 2010 totaled approximately $1.8 million and is payable in monthly installments of $27,175 with interest of 8.25% per annum through August 3, 2012. The note is collateralized by the aircraft.

Wachovia Bank

On October 31, 2007, the Company entered into a financing arrangement for the purchase of one used aircraft at a total purchase price of approximately $4.5 million (inclusive of the value of a flight hour card of 100 hours). Financing was obtained from Wachovia through a note payable of $3.9 million. This debt will be repaid monthly over 7 years at an interest rate of the LIBOR rate plus 4.0%. Borrowings outstanding under this arrangement at June 30, 2010 totaled approximately $2.1 million. During September 2009, the Company received a waiver of compliance with a financial covenant in connection with the note. During September 2010, the Company received another waiver of compliance with a financial covenant in connection with the note.

Other long-term debt

Other long-term debt: In October 2009, the Company and Kevco Aviation Inc. executed a $56,614 note agreement for the purchase of equipment. The note outstanding at June 30, 2010 totaled $31,517 and is payable in monthly installments of $2,912 with interest of 3.25% per annum through May 2011. The agreement with Kevco has been included in the current portion of long-term debt on the accompanying consolidated balance sheet.

Midsouth Services, Inc.

Avantair leases core aircraft under capital lease obligations with Midsouth (see Note 9).

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

JMMS, Inc.

On August 11, 2006, the Company entered into a sale and leaseback agreement with JMMS, Inc (“JMMS”). The lease transaction was accounting for as a finance lease and provided for monthly payments of $39,500 through July 11, 2011 (see Note 9). On December 14, 2009, the Company sold the aircraft to a third party for $2.9 million and paid the remaining outstanding balance of its lease obligation to JMMS, and realized a gain of $0.9 million. In addition, the remaining balance of approximately $0.2 million deferred gain related to the sale and leaseback agreement was realized as a result to the sale.

Future minimum payments on long-term debt in fiscal years subsequent to June 30, 2010 are as follows:

Year Ended June 30,
2011	$3,693,878
2012	6,890,873
2013	4,800,164
2014	641,290
2015	3,797,000
$19,823,205

NOTE 12 – CAPITAL STOCK

General

The Company’s authorized capital stock consists of 75 million shares of common stock, par value, $0.0001 per share, and 1 million shares of preferred stock, par value of $0.0001 per share.

Common Stock

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

Shares of Reserved Common Stock

Common Stock. As of June 30, 2010, the Company had 26,353,201 shares of its common stock outstanding and 414,066 shares of common stock available for future issuance under the Company’s 2006 Long-Term Stock Incentive Plan. As of June 30, 2010, the Company has 152,000 shares of Series A Preferred Shares outstanding.  The Company has 4,251,857 shares of common stock reserved on its books and records for issuance upon the conversion of the outstanding Series A Preferred Shares. As a result of the sales of shares consummated on June 30, September 25, and October 16, 2009, the conversion price of the Series A Preferred Shares was reduced from $5.15 to $3.57. The remaining shares of authorized and unissued common stock will be available for future issuance without additional stockholder approval (subject to applicable securities laws and the rules of any securities market or exchange on which our common stock is quoted at the time).

Preferred Stock

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

 There are 152,000 shares of Series A Convertible Preferred Stock outstanding. The terms of the Series A Convertible Preferred Stock are set forth in a Certificate of Designations filed November 14, 2007 with the State of Delaware. Pursuant to such Certificate of Designations, the shares of Series A Convertible Preferred Stock (a) will rank senior to all currently outstanding classes of stock of the Company with respect to liquidation and dividends, (b) will be entitled to receive a cash dividend at the annual rate of 9.0%, payable quarterly (with such rate being subject to increase up to a maximum of 12.0% if such dividends are not timely paid), (c) will be convertible into shares of the Company’s common stock at any time at the option of the Investors based on an adjusted conversion price of $3.57 per share (subject to adjustment), (d) may be redeemed by the Company following the seventh anniversary of the issuance of the shares of Series A Convertible Preferred Stock, (e) may be redeemed by the Company in connection with certain change of control or acquisition transactions, (f) will be redeemed by the Company following the ninth anniversary of the issuance of the shares of Series A Convertible Preferred Stock, upon receipt of the written consent of the holders of a majority of the then outstanding shares of Series A Convertible Preferred Stock (g) will vote on an as-converted basis with the Company’s Common Stock and (h) will have a separate vote over certain material transactions or changes which the Company may wish to effect. The Company paid its investment adviser 5.0% of cash amount of this preferred financing.

NOTE 13 – STOCK-BASED COMPENSATION

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

Stock Options

The term of stock options granted are determined by the Compensation Committee not to exceed 10 years. Additionally, the term of the stock grants is limited to five years if the grantee owns in excess of 10.0% of the stock of the Company at the time of the grant. The vesting provisions of individual options may vary but in each case will generally provide for vesting of at least 33.0% per year of the total number of shares subject to the option. The exercise price and other terms and conditions of stock options will be determined by the Compensation Committee at the time of grant. The exercise price per share may not be less than 100 percent of the fair market value of a share of the Company’s common stock on the date of the grant.

Upon adoption of the Plan in February 2007, the Company granted 150,000 stock options to certain non-employee members of the board of directors which resulted in $94,361 and $145,321 of stock-based compensation expense during the years ended June 30, 2010 and 2009, respectively. In April 2010, Avantair granted a total of 626,100 stock options to Company employees (other than its three named executive officers) with each receiving a specified number of stock options which resulted in $62,164 of stock-based compensation expense during the year ended June 30, 2010. These amounts have been included in general and administrative expenses on the accompanying consolidated statement of operations. All options granted under the Plan are accounted for in accordance with ASC 718.

The Company estimated the fair value of each option award on the date of grant using the Black-Scholes option pricing model (“BSM”). Due to its limited history, the Company has estimated expected volatility based on the historical volatility of certain companies as determined by management. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s intent not to issue a dividend under its dividend policy. The expected term is based on the simplified method in accordance ASC 820.

The fair value of share-based payment awards was estimated using the BSM option pricing model with the following assumptions and weighted average fair values:

	Year Ended June 30, 2010
	Range	Weighted Average
Volatility	60.68% - 61.58%	61.41%
Risk-free interest rate	3.29% - 4.67%	3.56%
Expected term	6.00 years	6.00 years
Dividend rate	0.00% - 0.00%	0.00%
Fair values	$1.51 - $3.23	$1.84

The following table summarizes the activity for the Company’s stock options for the year ended June 30, 2010:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding, beginning of fiscal year	150,000	$5.34		$-
Grants	626,100	2.65		-
Exercises	-	-
Forfeitures	-	-
Expirations	-	-
Total outstanding, end of fiscal year	776,100	3.17	9.19	$-
Total exercisable, end of fiscal year	150,000	5.34	6.66	-
Total unvested, end of fiscal year	626,100	2.65	9.79	-
Total vested or expected to vest as of end of fiscal year	713,490	2.96	9.19	-

As of June 30, 2010, there was no compensation costs that were deferred relating to the options issued to non-employee board members as the options fully vested in the current year. As of June 30, 2010, $788,706 of total deferred compensation cost related to options issued to employees will be recognized in expense over the remaining vesting period of 3.00 years.

Restricted Shares

The Company expenses restricted shares granted in accordance with the provisions of ASC 718. The fair value of the restricted shares issued is amortized on a straight-line basis over the vesting period of three years. In September 2009, by recommendation of the Compensation Committee and approval by the Board of Directors, 25,000 shares of restricted stock were granted to each of the Company's three named executive officers, effective October 1, 2009. One-third of the shares will vest one year following the grant date, and one-twelfth of the shares vest every three months thereafter. In May 2009, the Company issued 18,000 shares of restricted common stock the certain non-employee members of its Board of Directors. One-third of the 18,000 shares awarded in May 2009 will vest upon each of the next three successive annual meetings, subject to the grantee’s continued service on the Board of Directors. Compensation expense related to this restricted stock is recognized ratably over the three years based on the fair value of the shares at date of grant, which was $1.75 per share. As of June 30, 2009, the Company had 92,733 shares of restricted stock and 150,000 stock options outstanding. The expense associated with the awarding of restricted shares for the years ended June 30, 2010 and 2009 is $230,622 and $215,738, respectively, which is included in general and administrative expense on the accompanying consolidated statement of operations. As of June 30, 2010, $142,482 of deferred compensation cost related to restricted stock will be charged to operations over the next three years.

The following table summarizes information concerning nonvested restricted shares:

	Shares	Weighted Average Grant Date Fair Value
Restricted Shares Balance at June 30, 2009	92,733	$4.90
Granted	93,000	1.50
Forfeited/cancelled	-	-
Vested	(66,145)	4.65
Restricted Shares Balance at June 30, 2010	119,588	$1.66

 NOTE 14 – WARRANTS

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

In addition, options to purchase a total of 300,000 units at an exercise price of $9.90 per unit (with each unit consisting of one share of common stock and two warrants, each to purchase one share of Company common stock at an exercise price of $6.25 per share) were sold in connection with the underwriting of its initial public offering and expired on February 23, 2010.

On June 30, 2009, Avantair sold 567,200 units at a price of $2.50 per unit to investors in a private placement, generating net proceeds of approximately $1.3 million. Each unit consisted of two shares of common stock and one warrant to purchase one common share. The warrants had an exercise price of $4.00 per share and were exercisable until June 30, 2012. The sale was consummated under the terms of a Securities Purchase Agreement between Avantair and each of the private placement investors. Pursuant to a registration rights agreement, Avantair agreed to use it best efforts to register the shares issued to the private placement investors and the shares underlying the warrants issued to the private placement investors for sale under the Securities Act of 1933, as amended. By agreement between Avantair, the investors in the June 30, 2009 private placement and that offering's placement agent, the period for additional sales of units was extended until October 15, 2009. On September 25, 2009, the Company sold an additional 250,000 units at a price of $2.50 per unit generating net proceeds of approximately $0.6 million. On October 19, 2009, the Company sold 8,818,892 shares of common stock to new investors at a price per share of $0.95 for net proceeds of approximately $7.3 million pursuant to the October 16, 2009 Securities Purchase and Exchange Agreement. In addition, pursuant to the October 16, 2009 Securities Purchase and Exchange Agreement, on October 19, 2009 the Company exchanged the 817,200 outstanding warrants that had been issued to existing investors in the June and September private placements for an aggregate of 516,127 shares of common stock. The October 2009 Securities Purchase and Exchange Agreement terminated the Securities Purchase and Registration Rights Agreements entered into in connection with the June and September 2009 private placements.

In connection with the transactions contemplated by the Securities Purchase and Exchange Agreement, Avantair entered into a Registration Rights Agreement with the parties to the Securities Purchase and Exchange Agreement.   The Registration Rights Agreement required the Company promptly, but not later than November 18, 2009, to file a registration statement registering for sale the shares issued to the investors and to cause the registration statement to be declared effective prior to the earlier of (i) five business days after the Securities and Exchange Commission (“SEC”) has informed the Company that no review of the registration statement will be made or that it has no further comments on the registration statement or (ii) January 17, 2010 (March 18, 2010, if the registration statement is reviewed by the SEC). Under the terms of the Registration Rights Agreement, the Company was obligated to maintain the effectiveness of the sale registration statement, subject to certain exceptions, until all securities registered thereunder are sold or otherwise can be sold pursuant to Rule 144, without restriction and to promptly register the securities covered thereby on a “short-form” registration statement once the Company becomes eligible to do so. The Company would have been required to pay to each investor an amount in cash, as liquidated damages, 1.5% of the aggregate amount invested by such investor for each 30-day period or pro rata for any portion thereof, that the Company failed to be in compliance with the requirements of the Registration Rights Agreement. As the registration statement was declared effective by the SEC by the stipulated date, the Company incurred no liquidated damages under these provisions of the Registration Rights Agreement. The investors in the June, September and October 2009 private placements included certain of our directors and 5.0% shareholders.

On October 16, 2009, pursuant to an agreement between EBC and the Company, in consideration for services rendered as placement agent for the Company’s June, September and October 2009 private placements, the Company issued to EBC and its affiliates 455,887 fully vested warrants which expire on June 30, 2012. Each warrant permits the holder to purchase one share of the Company’s common stock at an exercise price of $1.05 per share. The shares issuable upon exercise of the warrants are entitled to registration rights under the October 2009 Registration Rights Agreement. The Company may redeem the warrants at any time on or after October 16, 2011 at the price of $0.01 per warrant, provided that the volume weighted average price of the Company’s common stock has been at least 200.0% of the exercise price of a warrant for any twenty trading days during any consecutive thirty trading day period ending on the third trading day preceding the date of the notice of redemption. The fair value of the warrants calculated in accordance with ASC 820 estimated at $0.46 per warrant was charged to additional paid-in capital. The fair values of the warrants issued were estimated on the date of grant. A Lattice option-pricing model, applying the following assumptions, was used to estimate the fair value for the warrants issued:

Stock Price (1)	$1.15
Exercise Price (2)	$1.05
Interest Rate (1)	1.34	%(4)
Volatility	79.93%
Time to Maturity (2)	2.71 years
Number of Steps (3)	12
Exercise Factor	2.00
Minimum Market Price	$2.10

(1) As of the Valuation Date
(2) Per warrant agreement
(3) Number of quarterly periods in the 2.71 year term.
(4) Based on vesting period on date of grant.

During the second quarter of fiscal 2010, the Company, through an arms-length transaction, transferred its rights to purchase four Piaggio Avanti II aircraft to LW Air pursuant to the existing aircraft purchase agreement between the Company and Piaggio America, Inc. Upon delivery of the aircraft, Piaggio America returned $2.6 million of deposits previously paid on the aircraft by the Company.  Simultaneous with this transaction, the Company entered into an eight-year management agreement for those aircraft and the Company issued 2,373,620 warrants to Lorne Weil, the Managing Member of LW Air.  By virtue of his ownership of the warrants, Mr. Weil is now a significant beneficial owner of the Company. In addition, since the contractual relationships under the agreements with LW Air were executed following the date that Mr. Weil became a significant beneficial owner, the Company recognizes the transaction as a related party transaction. Pursuant to the agreement between the parties, the Company will manage each aircraft for a monthly fee which is variable based upon aircraft flight hours but will not exceed $56,500 per month. The agreement also allows the Company to enter into short-term leases for the use of the aircraft at a specified dry lease rate per flight hour. Effective July 1, 2010, the terms of the management agreement were amended to reduce the maximum management fee to be charged for the Company’s management of each of these aircraft to not exceed $44,000 per month for each aircraft, for the eight months ending February 28, 2011, after which the maximum management fee will continue to not exceed $56,500 per month for each aircraft.

The warrants issued in conjunction with the LW Air transactions to Lorne Weil, Managing Member of LW Air, provide for the purchase of 2,373,620 shares of the Company’s common stock at an exercise price of $1.25 per share. The warrants expire on October 16, 2012, and the warrants and any underlying shares purchased upon exercise of the warrants may not be sold, transferred, assigned or hypothecated, in whole or in part, at any time on or prior to October 16, 2011, other than to an affiliate of the warrant holder. The Company may redeem the warrants held by Lorne Weil at any time on and after October 16, 2011 at the price of $0.01 per warrant, provided that the volume weighted average price of the Company’s common stock has been at least 300.0% of the exercise price of a warrant for any twenty trading days during any consecutive thirty trading day period ending on the third trading day preceding the date of the notice of redemption. On December 15, 2009, LW Air took delivery of the fourth aircraft and, as such, has satisfied the conditions for vesting of all the warrants. The Company accounted for the LW Air transaction and the issuance of the warrants by recording the charges paid to the owner (including the fair value of the warrants calculated in accordance with ASC 820 estimated at $0.34 per warrant) to the Cost of Flight Operations on a straight-line basis ratably over the initial term of the agreement. The fair values of the warrants issued were estimated on the date of grant. A Lattice option-pricing model, applying the following assumptions, was used to estimate the fair value for the warrants issued:

Stock Price (1)	$1.15
Exercise Price (2)	$1.25
Interest Rate (1)	0.015% and 0.066	%(4)
Volatility	78.89%
Time to Maturity (2)	3 years
Number of Steps (3)	156
Suboptimal Exercise Factor	3.00
Minimum Market Price	$3.75

(1) As of the Valuation Date
(2) Per warrant agreement
(3) Number of weeks in a 52 week year over a 3 year period.
(4) Based on vesting period of one and nine weeks.

The Company estimated expected volatility for the EBC and Lorne Weil warrant valuations based on the historical volatility of the Company. The risk-free interest rate assumptions are based upon observed interest rates appropriate for the expected term of the warrants.

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

EXHIBIT INDEX

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of October 2, 2006 between Ardent Acquisition Corporation and the Stockholders of Avantair, Inc. (1)

2.2	Letter Agreement, entered into as of October 2, 2006 between Avantair, Inc., certain equity investors and Ardent Acquisition Corporation. (1)

2.3	Amendment to Stock Purchase Agreement, dated as of December 15, 2006 between Ardent Acquisition Corporation and the Stockholders of Avantair, Inc. (2)

2.4	Securities Purchase and Exchange Agreement, dated as of October 16, 2009 by and among Avantair, Inc. and certain investors. (6)

3.1	Amended and Restated Certificate of Incorporation. (3)

3.2	By-laws. (4)

3.3	Amended and Restated By-laws. (16)

3.4	Certificate of Designations, filed with the Secretary of State of the State of Delaware on November 14, 2007. (9)

4.1	Specimen Unit Certificate. (4)

4.2	Specimen Common Stock Certificate. (4)

4.3	Specimen Warrant Certificate. (4)

4.4	Form of Unit Purchase Option to be granted to Representative. (4)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (4)

4.6	Form of Warrant Agreement issued by the Registrant dated as of October 16, 2009. (12)

10.1*	Avantair Leadership Deferred Compensation Plan Adoption Agreement, dated December 18, 2008. (11)

10.2*	Avantair Leadership Deferred Compensation Plan Basic Plan Document, dated December 18, 2008. (11)

10.3	Registration Rights Agreement among the Registrant and the Initial Stockholders. (4)

10.4	Form of Warrant Purchase Agreement among EarlyBirdCapital, Inc. and each of the Initial Stockholders. (4)

10.5	Investors Rights Agreement, entered into as of October 2, 2006, between Avantair, Inc. and certain equity investors. (1)

10.6	Loan Agreement, entered into as of October 2, 2006 by and among Avantair, Inc., CNM, Inc. and Ardent Acquisition Corporation. (1)

10.7	Amended and Restated Promissory Note, dated June 1, 2007, made by Avantair, Inc. to CNM, Inc. (8)

10.8*	2006 Long- Term Incentive Plan. (5)

10.9*	Employment Agreement dated September 24, 2009, between the Registrant and Steven F. Santo. (6)

10.10	Floor Plan Finance Agreement, dated April 2, 2009, between the Registrant and MidSouth Services, Inc. with the term commencing on April 3, 2009. (7)

10.11	Floor Plan Finance Agreement, dated April 2, 2009, between the Registrant and MidSouth Services, Inc. with the term commencing on a date that is yet to be determined. (7)

10.12	Registration Rights Agreement, dated as of October 16, 2009 among the Registrant and certain investors. (10)

10.13	Piaggio America, INC. P180 Avanti II Aircraft Purchase Agreement, dated November 10, 2005. (14)(X)

10.14	Piaggio America, INC. P180 Avanti II Aircraft Purchase Agreement, dated September 24, 2007. (14)(X)

10.15	Amendment of Aircraft Purchase Agreements dated November 10, 2005 and September 24, 2007 between Piaggio America, Inc. and Avantair, Inc. (dated September 15, 2008). (13)(X)

10.16	Aircraft Management Agreement between LW Air I LLC and Avantair, Inc. dated October 19, 2009. (13)(X)

10.17	Aircraft Lease Agreement between LW Air I LLC and Avantair, Inc. dated October 19, 2009. (13)(X)

10.18	Cross Lease Exchange Agreement dated October 19, 2009.(13) (X)

10.19	Addendum Number 1 to LW Air I Lease/Management Agreement.(13) (X)

14.1	Code of Conduct and Professional Ethics for directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. (15)

23.2	Consent of AvData. (8)

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934(†)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934(†)

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350(†)

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350(†)

99.1	Charter for the Audit Committee of the Board. (8)

99.2	Charter for the Corporate Governance and Nominating Committee of the Board. (9)

99.3	Charter for the Compensation Committee of the Board.(8)

(†)	Filed herewith

*	Management contract or compensatory plan or arrangement.

(X)	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 4, 2006.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2006.

(3)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Securities and Exchange commission on March 15, 2007.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-121028).

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 23, 2007.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 15, 2009.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 7, 2009.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-142312).

(9)	Incorporated by reference to the Registrant’s Current Report on Form 10-KSB, filed with the Securities and Exchange Commission on November 20, 2007.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 22, 2009.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2008.

(12)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-163152), filed with the Securities and Exchange Commission on November 17, 2009.

(13)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (SEC File No. 333-163152), filed with the Securities and Exchange Commission on January 26, 2010.

(14)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (SEC File No. 333-163152), filed with the Securities and Exchange Commission on March 8, 2010.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 28, 2007.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2010.