Form 10-Q
period 2010-09-30
Avantair, Inc
filed 2010-11-12
CIK 1303849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2010

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

As of November 10, 2010, there were 26,397,143 shares of the Company’s common stock, $.0001 par value per share, outstanding.

CERTAIN DEFINITIONS

Unless the context indicates otherwise, the terms “Avantair”, “the Company”, “we”, “our” and “us” refer to Avantair, Inc. and, where appropriate, its subsidiaries. The term “Registrant” means Avantair, Inc.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

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

Table of Contents

i

PART I

Item 1. Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2010	2010
	(Unaudited)	(Note 2)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,932,807	$9,446,619
Accounts receivable, net of allowance for doubtful accounts of $201,653 at September 30, 2010 and $208,065 at June 30, 2010	14,512,533	10,976,129
Inventory	156,736	181,782
Current portion of aircraft costs related to fractional share sales	28,211,562	26,680,081
Prepaid expenses and other current assets	3,284,811	2,979,055

Total current assets	53,098,449	50,263,666

Aircraft costs related to fractional share sales, net of current portion	33,887,565	43,461,597

Property and equipment, at cost, net of accumulated depreciation and amortization of $17,078,389 at September 30, 2010 and $15,821,591 at June 30, 2010	21,470,076	22,583,073

OTHER ASSETS
Cash - restricted	2,359,404	2,358,558
Deposits on aircraft	7,883,834	7,883,834
Deferred maintenance on aircraft engines	932,945	603,515
Goodwill	1,141,159	1,141,159
Other assets	3,438,637	3,342,198

Total other assets	15,755,979	15,329,264

Total assets	$124,212,069	$131,637,600

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2010	2010
	(Unaudited)	(Note 2)
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$4,484,548	$4,723,718
Accrued liabilities	7,865,814	5,000,249
Customer deposits	1,695,584	1,358,988
Short-term debt	11,000,000	11,000,000
Current portion of long-term debt	6,637,702	4,202,726
Current portion of deferred revenue related to fractional aircraft share sales	30,533,280	32,770,605
Unearned management fee, flight hour card and Axis Club Membership revenues	38,706,299	35,126,401

Total current liabilities	100,923,227	94,182,687

Long-term debt, net of current portion	12,186,997	15,620,479
Deferred revenue related to fractional aircraft share sales, net of current portion	28,970,724	35,085,148
Deferred revenue related to Axis Club Membership sales, net of current portion	1,884,081	1,773,943
Other liabilities	2,863,133	2,520,537

Total long-term liabilities	45,904,935	55,000,107

Total liabilities	146,828,162	149,182,794

COMMITMENTS AND CONTINGENCIES

Series A convertible preferred stock, $.0001 par value, authorized 300,000 shares; 152,000 shares issued and outstanding	14,640,621	14,617,958

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, authorized 700,000 shares; none issued	-	-
Common stock, Class A, $.0001 par value, 75,000,000 shares authorized, 26,355,961 shares issued and outstanding at September 30, 2010 and 26,353,201 shares issued and outstanding at June 30, 2010	2,638	2,635
Additional paid-in capital	56,967,258	56,896,831
Accumulated deficit	(94,226,610)	(89,062,618)

Total stockholders' deficit	(37,256,714)	(32,163,152)

Total liabilities and stockholders' deficit	$124,212,069	$131,637,600

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009

Revenue
Fractional aircraft sold	$9,197,823	$11,978,836
Management and maintenance fees	18,418,706	17,974,569
Flight hour card and Axis Club membership revenue	6,157,395	3,858,470
Other revenue	2,008,192	1,393,009

Total revenue	35,782,116	35,204,884

Operating expenses
Cost of fractional aircraft shares sold	8,111,445	10,200,603
Cost of flight operations	17,653,113	12,420,238
Cost of fuel	3,938,572	3,638,902
General and administrative expenses	6,879,851	6,252,381
Selling expenses	1,518,755	985,765
Depreciation and amortization	1,256,797	1,457,917
Total operating expenses	39,358,533	34,955,806

Income (loss) from operations	(3,576,417)	249,078

Other income (expenses)
Interest and other income	11,122	7,413
Interest expense	(1,249,014)	(1,623,454)
Total other expenses	(1,237,892)	(1,616,041)

Net loss	(4,814,309)	(1,366,963)

Preferred stock dividend and accretion of expenses	(372,346)	(402,115)
Net loss attributable to common stockholders	$(5,186,655)	$(1,769,078)

Loss per common share:
Basic and diluted	$(0.20)	$(0.11)

Weighted-average common shares outstanding:
Basic and diluted	26,354,502	16,468,122

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders' Deficit
Three Months Ended September 30, 2010
(Unaudited)

	Class A		Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares Amount		Capital	Deficit	Deficit
Balance at June 30, 2010	26,353,201	$2,635	$56,896,831	$(89,062,618)	$(32,163,152)

Stock-based compensation			95,763		95,763

Dividend on Series A convertible preferred stock				(349,683)	(349,683)

Accretion of preferred stock issuance costs			(22,663)		(22,663)

Issuance of shares in connection with vested restricted stock, net of shares surrendered in lieu of payroll taxes	2,760	3	(2,673)		(2,670)

Net loss				(4,814,309)	(4,814,309)

Balance at September 30, 2010	26,355,961	$2,638	$56,967,258	$(94,226,610)	$(37,256,714)

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
OPERATING ACTIVITIES:
Net loss	$(4,814,309)	$(1,366,963)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,256,797	1,457,917
Amortization of deferred interest related to capital lease obligation	104,456	92,873
Stock-based compensation	95,763	91,700
Bad debt expense	6,412	43,717

Changes in operating assets and liabilities:
Accounts receivable	(3,542,816)	(568,569)
Inventory	25,046	21,122
Deposits on aircraft	-	(1,203,726)
Deferred maintenance agreement on aircraft engines	(329,430)	498,490
Prepaid expenses and other current assets	(305,756)	50,031
Notes receivable	-	114,598
Aircraft costs related to fractional shares	8,042,551	10,113,308
Other assets	(96,439)	(141,943)
Accounts payable	(239,170)	(1,667,308)
Accrued liabilities	2,513,212	276,151
Unearned management fee, flight hour card and Axis Club Membership revenue	3,215,959	6,032,118
Cash-restricted	(846)	(2,328)
Customer deposits	336,596	542,042
Deferred revenue related to fractional aircraft share sales	(8,351,749)	(11,148,836)
Deferred revenue related to Axis Club Membership sales	474,077	55,735
Other liabilities	342,596	151,554
Net cash provided by (used in) operating activities	(1,267,050)	3,441,683

INVESTING ACTIVITIES:
Capital expenditures	(143,800)	(93,319)
Net cash used in investing activities	(143,800)	(93,319)

FINANCING ACTIVITIES:
Borrowings under short-term debt	-	1,000,000
Principal payments on long-term debt	-	(2,557,336)
Principal payments on short-term debt	(1,102,962)	(1,000,000)
Proceeds from issuance of stock, net of cost of stock redemption/registration	-	490,929
Net cash used in financing activities	(1,102,962)	(2,066,407)

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
Net increase (decrease) in cash and cash equivalents	$(2,513,812)	$1,281,957
Cash and cash equivalents, beginning of the period	9,446,619	3,773,789
Cash and cash equivalents, end of the period	$6,932,807	$5,055,746

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,249,014	$1,612,293

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Accretion of Series A convertible preferred stock	$22,663	$22,524
Dividends payable on Series A convertible preferred stock	$349,683	$379,591
Flight hour cards issued in consideration for equipment	$-	$139,750
Common shares surrendered in lieu of payroll taxes	$2,670	$4,931

See Notes to Condensed Consolidated Financial Statements.

Avantair, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – OPERATIONS AND MANAGEMENT’S PLANS

Avantair, Inc. ("Avantair" or the "Company") is engaged in the sale of fractional ownership interests in, and flight hour card usage of, professionally piloted aircraft for personal and business use, and the management of its aircraft fleet. According to AvData, Avantair is the fifth largest company in the North American fractional aircraft industry. As of September 30, 2010, Avantair operated 55 aircraft within its fleet, which is comprised of 46 aircraft for fractional ownership, 5 company owned core aircraft and 4 leased and company managed aircraft. Avantair also operates FBOs in Camarillo, California and in Caldwell, New Jersey. Through these FBOs and its headquarters in Clearwater, Florida, Avantair provides aircraft maintenance, concierge and other services to its customers as well as to the Avantair fleet.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Reporting

The accompanying unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and the interim condensed financial statement rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial statements. The interim condensed operating results are not necessarily indicative of the results for a full year or any interim period. The June 30, 2010 consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Basis of Presentation

All material intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the successful recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. As of September 30, 2010, the Company’s recurring losses resulted in a working capital deficit of approximately $47.8 million and a stockholders’ deficit of approximately $37.3 million. The Company’s primary sources of operating funds are the collection of management and maintenance fees from fractional share owners as well as the sale of fractional ownership shares, flight hour cards and, effective January 2009, Axis Club Memberships. Revenue for the sales by product category can be found in the accompanying Condensed Consolidated Statement of Operations for the three months ended September 30, 2010. Sales by product category follow:

	Unit Sales for the Three Months Ended
	September 30, 2010	September 30, 2009
New Fractional shares	3	2
Flight hour cards	104	86
Axis Club Memberships	11	3

Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and aircraft under management as well as increase the number of flight hour cards and Axis Club Memberships sold. At September 30, 2010, the Company had 25.5 fractional aircraft shares available for sale. In addition to the cost of acquiring aircraft, Avantair’s primary expenses are related to fuel, aircraft repositioning (i.e., moving an aircraft to another location to accommodate a customer’s need and for demonstration flights for sales purposes), maintenance, charters and insurance. To finance its growth strategy, the Company will continue to actively pursue additional funds through some or a combination of equity financing, including the sale of additional shares of common and preferred stock, asset sales, promotional sales incentives, accelerated payments of management and maintenance fees or debt financing. At September 30, 2010 and June 30, 2010, Avantair had assets of approximately $124.2 million and $131.6 million, respectively. For the three months ended September 30, 2010 and the fiscal year ended June 30, 2010, the Company had revenue of approximately $35.8 million and $143.0 million, respectively, and net losses of approximately $4.8 million and $4.0 million, respectively. Avantair has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. At September 30, 2010, the Company had approximately $6.9 million of unrestricted cash on hand and assuming there is no change in recent sales and expense trends, the Company believes that its cash position will be sufficient to continue operations for the foreseeable future.

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

Fractional Aircraft Shares

Prior to the first quarter of fiscal year 2011, the Company did not have the objective evidence specified by Accounting Standards Codification (“ASC”) 605-25 “Multiple-Element Arrangements” to determine the fair value of fractional shares sold independent of the fair value of the management and maintenance agreement entered into by the purchaser of the fractional share. Therefore, the Company had adopted the provisions of ASC 605-25 to account for the sale of fractional shares of aircraft under which fractional share sale revenue and related costs of sales were deferred at the time of sale and are being recognized ratably over the five-year life of the management and maintenance agreement.

    Effective July 1, 2010, the Company adopted the guidance of ASU 2009-13, which updates ASC 605-25, to value its management and maintenance agreements independent of the sale of a new fractional aircraft share and will recognize fractional aircraft share sale revenue and related costs at the time of the fractional aircraft share sale.  The Company will report adoption of ASU 2009-13 prospectively to sales beginning in fiscal year 2011 without reflecting the impact of the new accounting principles on fractional aircraft share sales made prior to July 1, 2010.  There were no fractional aircraft shares sold during the three months ended September 30, 2010 requiring recognition under this new guidance.  However, the adoption of ASU 2009-13 is expected to have a material effect on the financial statements issued in periods after July 1, 2010 at the time that the sale of new fractional aircraft shares increases.

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

In July 2010, the Company initiated a promotion on select fractional aircraft shares that offers customers a discount on the share purchase price and a guarantee to repurchase the fractional aircraft share at the expiration of the term, at the customers’ discretion, for a percent of the original purchase price less the specified remarketing fee.  The program requires that the owners of the select shares enter into a seven year management and maintenance agreement. The sale of the select fractional aircraft shares have been accounted for as operating leases in accordance with ASC 840 “Accounting for Leases” and the revenue earned (less the guaranteed residual value) in connection with the select fractional share owners is recognized ratably over the term of the agreement, usually seven years.  At September 30, 2010, guarantees under this program totaled approximately $780,000.

Aircraft Costs Related To Fractional Sales

The Company reflects aircraft costs related to the sale of fractional aircraft shares. As a result of the initial adoption of ASC 605-25, the Company recognized revenue from the sale of fractional shares as income over the five-year period. The aircraft costs related to sales of fractional shares consist of the cost of the aircraft and were recorded as an asset and recognized as the cost of aircraft shares sold over the five-year period. In connection with its adoption, the Company established the specific objective evidence required by ASC 605-25 as updated by ASU 2009-13 for arrangements with multiple-deliverables. Management adopted ASU 2009-13 on a prospective basis effective July 1, 2010 and will apply the separation accounting to new share sales contracts. Fractional share sale costs will be recognized at the time of a fractional share sale, rather than over the five-year period.

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

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740 “Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets to the amounts expected to be realized. The Company calculated an annual effective tax rate to determine the interim period income tax provisions; however, no tax liability was accrued for the three months ended September 30, 2010, as the Company expects to have sufficient operating loss and tax credit carryforwards to cover any taxable income.

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

Stock-based compensation expense related to these plans, which is included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations, was $95,763 and $91,700 for the three months ended September 30, 2010 and 2009, respectively. There were no related income tax benefits recognized in the accompanying Condensed Consolidated Statements of Operations for the three months ended September 30, 2010 or for the comparable 2009 period. As of September 30, 2010, the Company had 309,834 shares of restricted stock and 776,100 stock options outstanding. In August 2010, stock options were granted to the Company’s three named executive officers, effective October 1, 2010 (see Note 4).

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with ASC 815 “Derivatives and Hedging,” which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts. The Company also considers ASC 815, which provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under ASC 815. The Company evaluates the conversion feature embedded in its Series A Convertible Preferred Stock based on the criteria of ASC 815 to determine whether the conversion feature would be required to be bifurcated from the Preferred Stock and accounted for separately as a derivative. Based on management’s evaluation, the embedded conversion feature did not require bifurcation and derivative accounting as of September 30, 2010.

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

Fair Value Measurements

The Company has adopted the provisions of ASC 820 “Fair Value Measurements and Disclosures” which defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period.

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

During the three months ended September 30, 2010, the Company has elected not to use the fair value option permitted under ASC 820 for any of its financial assets and financial liabilities that are not already recorded at fair value.

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

For the three months ended September 30, 2010, a total of 7,948,089 share-equivalents of potentially dilutive securities were excluded from the calculation of diluted earnings per share. These securities were comprised of 2,373,620 warrants issued in conjunction with the LW Air transactions to Lorne Weil, 455,887 warrants issued to EBC in consideration for services rendered as placement agent for the Company’s June, September and October 2009 private placements, 776,100 options to purchase shares of common stock and 4,251,857 shares of common stock reserved for the issuance upon the conversion of the outstanding Series A Preferred Shares were outstanding during the periods but were not included in the computation of diluted earnings per share because the options’ were anti-dilutive as calculated under the treasury method promulgated by ASC 260 “Earnings Per Share.” In accordance with ASC 260’s contingently issuable shares provision, 90,625 shares of performance-based, unvested common stock awards (“restricted stock”) granted were not included in the calculation because all the necessary conditions for vesting had not been satisfied.

For the three months ended September 30, 2009, a total of 4,976,629 share-equivalents of potentially dilutive securities were excluded from the calculation of diluted earnings per share. These securities were comprised of 150,000 options to purchase shares of common stock and 2,951,457 shares of common stock reserved for issuance upon the conversion of outstanding Series A Preferred Stock, 300,000 unit purchase options (with each unit consisting of one share and two warrants that expired February 23, 2010), 157,972  shares of performance-based, unvested common stock awards (“restricted stock”) granted. In addition, 516,127 shares of common stock sold in connection with the private sale on June 30, 2009 and September 25, 2009, respectively, were not included in the calculation of diluted earnings per share as they were antidilutive.

Recently Issued Pronouncements

In June 2009, the FASB issued additional guidance related to financial instrument transfers ASU 2009-16, Transfers and Servicing and evaluation of Variable Interest Entities (“VIEs”) for consolidation ASU 2009-17, Consolidations. The guidance is effective for the first quarter of calendar year 2010. The consolidation guidance relating to VIEs changes the determination of the primary beneficiary of a VIE from a quantitative model to a qualitative model. Under the new qualitative model, the primary beneficiary must have both the ability to direct the activities of the VIE and the obligation to absorb either losses or gains that could be significant to the VIE. The guidance also changes when reassessment is needed, as well as requires enhanced disclosures, including the effects of a company’s involvement with the VIEs on its financial statements. The Company is currently evaluating the adoption of this guidance and its impact on its condensed consolidated financial condition, results of operations and cash flows.

In January 2010, the FASB issued new guidance that requires new disclosures about significant transfers in and/or out of Levels 1 and 2 of the fair value hierarchy and activity in Level 3 ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements). In addition, this guidance provides clarification of existing disclosure requirements about (a) level of disaggregation and (b) inputs and valuation techniques. The update is effective for the first quarter of calendar year 2010. The adoption of this guidance did not have a significant impact on the Company’s condensed consolidated financial condition, results of operations and cash flows.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

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

During the second quarter of fiscal 2010, the Company, through an arms-length transaction, transferred its rights to purchase four Piaggio Avanti II aircraft to LW Air pursuant to the existing aircraft purchase agreement between the Company and Piaggio America, Inc. Simultaneous with this transaction, the Company entered into an eight-year management agreement for those aircraft. Pursuant to the agreement between the parties, the Company will manage each aircraft for a monthly fee which is variable based upon aircraft flight hours but will not exceed $56,500 per month. The agreement also allows the Company to enter into short-term leases for the use of the aircraft at a specified dry lease rate per flight hour. Effective July 1, 2010, the terms of the management agreement were amended to reduce the maximum management fee to be charged for the Company’s management of each of these aircraft to not exceed $44,000 per month for each aircraft, for the eight months ending February 28, 2011, after which the maximum management fee will continue to not exceed $56,500 per month for each aircraft. The Company accounts for the management agreement as an operating lease. The Company accrued $375,000 for services rendered by a third party in connection with this transaction. The fee is being amortized over the term of the arrangement.

In addition, the Company leases transportation equipment and data processing equipment under operating leases expiring during the next three years.

Purchase Commitments

On June 20, 2008, Avantair assigned its rights and obligations to purchase twenty Embraer Phenom 100 (“Phenom 100”) aircraft positions to Share 100 Holding Co., LLC (“Share 100”), a wholly-owned subsidiary of Avantair. On the same date, Avantair entered into a membership interest purchase agreement with Executive Air Shares Corporation (“EAS”), in which EAS purchased the Class A membership of Share 100 and Avantair retained the Class B membership. EAS, as Class A member, has the rights and obligations to purchase the Phenom 100 aircraft with positions one through eighteen and to fund payment due in connection with these aircraft. EAS paid Share 100 approximately $2.47 million in connection with these transactions and made an additional $750,000 capital contribution to Share 100 in December 2008, all of which was, immediately distributed to Avantair. Avantair, as Class B member, has the rights and obligations to purchase aircraft positions nineteen and twenty and to fund payment due in connection with these aircraft. EAS had the option to purchase aircraft nineteen and twenty which was to have been exercised by October 1, 2010; if exercised, EAS would reimburse Avantair for all payments made relative to these aircraft and provide all remaining funds required. In the event that EAS did not exercise the option to purchase aircrafts nineteen and twenty by October 1, 2010, Avantair would have the right and obligation to purchase the nineteenth and twentieth aircraft.  During November 2010, the Company and EAS entered into an agreement to extend the exercise requirement date to April 1, 2011. If EAS defaults under its obligations to purchase the aircraft positions, EAS will forfeit all deposits paid for the undelivered aircraft, including the funds distributed to Avantair. Avantair will then be responsible for the rights and obligations of the remaining undelivered aircraft.  If Avantair defaults under its obligations to purchase the last two aircraft positions, any deposits paid by Avantair in connection with the undelivered Class B Aircraft will be forfeited.

As of September 30, 2010, Avantair had contractual commitments to purchase 52 additional Piaggio Avanti II aircraft through 2013. The total commitment, including a proposed price escalation, is valued at approximately $330 million.

Financing Commitments- Short-term

Short-term debt consists of the following as of September 30, 2010:

Midsouth Services, Inc.	$11,000,000

On April 2, 2009, Avantair entered into two Floor Plan Agreements with Midsouth to replace Midsouth’s existing Floor Plan Agreements dated July 31, 2008.  The new Floor Plan Agreements extended credit to Avantair in an increased amount of $11.6 million to be used towards the purchase of new Piaggio P-180 aircraft.  Each of the new Floor Plan Agreements are similar to the prior Floor Plan Agreements and cover an amount not to exceed $5.8 million for a term of twelve months.  The Company has the sole option to terminate one of the Agreements during the term with ninety days written notice.  The Company has agreed to pay Midsouth a monthly fee of $82,500 for each Floor Plan Agreement during the term. Borrowings outstanding under these arrangements at September 30, 2010 totaled $11.0 million. In addition, at June 30, 2009, the Company had borrowings under a short-term note totaling $500,000 to finance aircraft deposits. This note was repaid during fiscal year 2010.

Financing Commitments- Long-term

Long-term debt consists of the following as of September 30, 2010:

Wells Fargo Equipment Finance, Inc.	$2,573,215
Jet Support Services, Inc.	1,253,753
Iberia Bank	1,708,978
Wachovia Bank	1,941,871
Other long-term debt	23,014
Midsouth Services, Inc.	11,323,868
18,824,699
Less current portion	(6,637,702)
Long-term debt	$12,186,997

Wells Fargo Equipment Finance, Inc.

In February 2005, the Company entered into financing arrangements for the purchase of core aircraft under various notes payable with Wells Fargo Equipment Finance, Inc. The notes outstanding at September 30, 2010 totaled approximately $2.6 million and are payable in monthly installments ranging from $10,644 to $38,480 with interest ranging from 5.96% to 6.12% per annum through 2012. The notes are collateralized by the aircraft.

Jet Support Services, Inc.

On April 24, 2006, Avantair financed an aircraft maintenance program contract with Jet Support Services, Inc. (“JSSI”) in the amount of $3.4 million. The promissory note provided for seven monthly installments of $145,867 and 53 monthly installments of $45,867, respectively, including interest at 7.0% per year. On April 15, 2008, the Company entered into a financing arrangement with JSSI by means of a $5.5 million promissory note. The new note matures on April 1, 2011 and bears interest at 10.0% per annum, with 35 monthly payments of principal and interest in an amount of $185,127 beginning on June 2, 2008. The new note covered the remaining balance of $0.4 million of the aforementioned promissory note, other costs and fees to be paid by the Company under service agreements with JSSI and related deferred financing costs of approximately $1.0 million which will be amortized over the life of the note using the effective interest method. Upon entering into this payment arrangement and the $5.5 million promissory note, the parties terminated the airframe maintenance contract and agreed to apply the unamortized prepayment under the airframe maintenance contract to the engine maintenance program and will amortize this amount over the remaining 35 month term of that program.  Borrowings outstanding under this arrangement at September 30, 2010 totaled approximately $1.3 million.

Iberia Bank

In August 2007, the Company and Iberia Bank (formerly Century Bank F.S.B.) executed a $2.2 million note agreement for the purchase of one aircraft. The note outstanding at September 30, 2010 totaled approximately $1.7 million and is payable in monthly installments of $27,175 with interest of 8.25% per annum through August 3, 2012. The note is collateralized by the aircraft.

Wachovia Bank

On October 31, 2007, the Company entered into a financing arrangement for the purchase of one used aircraft at a total purchase price of approximately $4.5 million (inclusive of the value of a flight hour card of 100 hours). Financing was obtained from Wachovia through a note payable of $3.9 million. This debt will be repaid monthly over 7 years at an interest rate of the LIBOR rate plus 4.0%. Borrowings outstanding under this arrangement at September 30, 2010 totaled approximately $1.9 million. In September 2009 and September 2010, the Company received waivers of compliance for financial covenants in connection with the note.

Other long-term debt

In October 2009, the Company and Kevco Aviation Inc. executed a $56,614 note agreement for the purchase of equipment. The note outstanding at September 30, 2010 totaled $23,014 and is payable in monthly installments of $2,912 with interest of 3.25% per annum through May 2011. The agreement with Kevco has been included in the current portion of long-term debt on the accompanying condensed consolidated balance sheet.

Capital Lease Transactions

Midsouth Services, Inc. (“Midsouth”)

The Company has three separate lease agreements with Midsouth.

On October 10, 2007, Avantair acquired a core aircraft under a capital lease obligation with Midsouth.  Under the lease agreement, Midsouth provided funding for the $4.7 million purchase of a pre-owned Piaggio P-180 aircraft and holds title to the aircraft.  Midsouth leases the aircraft exclusively to Avantair on a five year lease at 15.0% interest per annum.  The monthly lease payments for the term of the lease are $89,000.  At the end of the five year lease, Avantair shall purchase the aircraft from Midsouth at the guaranteed residual value in the amount of approximately $2.3 million.  Avantair also has the option to purchase the aircraft anytime during the lease term at the then current guaranteed residual value as set forth on the amortization schedule without penalty.  The obligation outstanding at September 30, 2010 totaled approximately $3.6 million.

In April 2009, the Company amended the Lease Agreement previously accounted for as an operating lease under ASC Topic 840 “Leases,” dated as of July 31, 2006 between the Company and Midsouth. Pursuant to the amendment, the Company is required to pay $74,900 monthly, at 11.0% interest per annum until August 2011, the expiration of the Lease Agreement. In addition, the Company has agreed to purchase the leased aircraft for approximately $3.0 million from Midsouth within sixty days following the expiration of the term of the Lease Agreement. The lease, as amended, has been classified as a capital lease in the accompanying condensed consolidated balance sheet. The obligation outstanding at September 30, 2010 totaled approximately $3.0 million, net of deferred interest of $0.4 million.

In April 2009, the Company entered into a Lease Agreement, effective April 6, 2009, pursuant to which Midsouth leases a Piaggio P-180 aircraft to the Company for a ten year lease term at $75,000 per month, at 15.0% interest per annum, plus taxes if applicable. The Company is required to provide Midsouth with 100 hours of flight time per year during the lease term. Hours have been accounted for at their fair value and are liquidated as hours are flown.  Midsouth has the sole option to terminate the lease at the end of the fifth year of the term and to require the Company to purchase the leased aircraft for approximately $3.8 million within ninety days of that date.  If this option is not exercised by Midsouth, the lease will continue for the remaining five years of the term and, at the end of the ten year lease, the Company will be required to purchase the aircraft from Midsouth for $0.3 million. The obligation outstanding at September 30, 2010 totaled approximately $4.7 million.

The capital lease obligations are included in long-term debt in the accompanying condensed consolidated balance sheets.

NOTE 4 – EQUITY TRANSACTIONS

As of September 30, 2010, the Company had 26,355,961 shares of its common stock outstanding and 414,066 shares of common stock available for future issuance under the Company’s 2006 Long-Term Stock Incentive Plan. As of September 30, 2010, the Company has 152,000 shares of Series A Preferred Shares outstanding. The Company has 4,251,857 shares of common stock reserved on its books and records for issuance upon the conversion of the outstanding Series A Preferred Shares. As a result of the sales of shares consummated on June 30, September 25, and October 16, 2009, the conversion price of the Series A Preferred Shares was reduced from $5.15 to $3.57.

By recommendation of the Compensation Committee and approval by the Board of Directors, 175,000, stock options were granted to the Company’s three named executive officers, effective October 1, 2010, pursuant to the Company's Long-Term Incentive Plan. One-third of the shares will vest one year following the grant date, and one-twelfth of the shares will vest every three months thereafter. All options granted under the Plan will be accounted for in accordance with ASC 718 and will be included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Avantair is engaged in the sale of fractional ownership interests in, and flight hour card usage of, professionally piloted aircraft for personal and business use, and the management of its aircraft fleet. According to AvData, Avantair is the fifth largest company in the North American fractional aircraft industry. As of September 30, 2010, Avantair operated 55 aircraft within its fleet, which is comprised of 46 aircraft for fractional ownership, 5 company owned core aircraft and 4 leased and company managed aircraft.

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

Avantair presently sources all of its aircraft from a single manufacturer, Piaggio America, Inc. (“Piaggio”). As of September 30, 2010, Avantair had contractual commitments to purchase 52 additional Piaggio Avanti II aircraft through 2013 with a mutual understanding that the aircraft delivery dates can be extended. The total commitment, including a proposed price escalation, is valued at approximately $330 million. The Company’s agreement with Piaggio permits it some flexibility to defer a portion of the aircraft deliveries and the Company has exercised this flexibility at certain times in order to take deliveries in line with the Company’s sales expectations. Avantair believes that the pricing structure afforded by utilizing the Piaggio Avanti allows Avantair to attract a customer desiring quality at a lower price point. Offering the cabin cross section of a mid-size aircraft and fuel efficiency of a turboprop, along with no hourly fees, allows Avantair to lower the cost of private air travel for a broader range of consumers.

The Company’s primary sources of operating funds are the collection of management and maintenance fees from fractional share owners as well as the sale of fractional ownership shares, flight hour cards and, effective January 2009, Axis Club Memberships. Revenue for the sales by product category can be found in the accompanying Condensed Consolidated Statement of Operations for the three months ended September 30, 2010. Sales by product category follow:

	Unit Sales for the Three Months Ended
	September 30, 2010	September 30, 2009
New Fractional shares	3	2
Flight hour cards	104	86
Axis Club Memberships	11	3

Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and aircraft under management as well as increase the number of flight hour cards and Axis Club Memberships sold. At September 30, 2010, the Company had 25.5 fractional aircraft shares available for sale. In addition to the cost of acquiring aircraft, Avantair’s primary expenses are related to fuel, aircraft repositioning (i.e., moving an aircraft to another location to accommodate a customer’s need and for demonstration flights for sales purposes), maintenance, charters and insurance. To finance its growth strategy, the Company will continue to actively pursue additional funds through some or a combination of equity financing, including the sale of additional shares of common and preferred stock, asset sales, promotional sales incentives, accelerated payments of management and maintenance fees or debt financing.

At September 30, 2010 and June 30, 2010, Avantair had assets of approximately $124.2 million and $131.6 million, respectively. For the three months ended September 30, 2010 and the fiscal year ended June 30, 2010, the Company had revenue of approximately $35.8 million and $143.0 million, respectively, and net losses of approximately $4.8 million and $4.0 million, respectively. Avantair has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. At September 30, 2010, the Company had approximately $6.9 million of unrestricted cash on hand and assuming there is no change in sales and expense trends experienced since the fourth quarter of fiscal 2010, the Company believes that its cash position will be sufficient to continue operations for the foreseeable future.

Critical Accounting Policies and Estimates

As discussed in our Form 10-K for the fiscal year ended June 30, 2010, the discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and estimation. The judgments, or the methodology on which the judgments are made, are reviewed with the Audit Committee.

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

Fractional Aircraft Shares

Prior to the first quarter of fiscal year 2011, the Company did not have the objective evidence specified by Accounting Standards Codification (“ASC”) 605-25 “Multiple-Element Arrangements” to determine the fair value of fractional shares sold independent of the fair value of the management and maintenance agreement entered into by the purchaser of the fractional share. Therefore, the Company had adopted the provisions of ASC 605-25 to account for the sale of fractional shares of aircraft under which fractional share sale revenue and related costs of sales were deferred at the time of sale and are being recognized ratably over the five-year life of the management and maintenance agreement.

Effective July 1, 2010, the Company adopted the guidance of ASU 2009-13, which updates ASC 605-25, to value its management and maintenance agreements independent of the sale of a new fractional aircraft share and will recognize fractional aircraft share sale revenue and related costs at the time of the fractional aircraft share sale.  The Company will report adoption of ASU 2009-13 prospectively to sales beginning in fiscal year 2011 without reflecting the impact of the new accounting principles on fractional aircraft share sales made prior to July 1, 2010.  There were no fractional aircraft shares sold during the three months ended September 30, 2010 requiring recognition under this new guidance.  However, the adoption of ASU 2009-13 is expected to have a material effect on the financial statements issued in periods after July 1, 2010 at the time that the sale of new fractional aircraft shares increases.

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

In July 2010, the Company initiated a promotion on select fractional aircraft shares that offers customers a discount on the share purchase price and a guarantee to repurchase the fractional aircraft share at the expiration of the term, at the customers’ discretion, for a percent of the original purchase price less the specified remarketing fee.  The program requires that the owners of the select shares enter into a seven year management and maintenance agreement. The sale of the select fractional aircraft shares have been accounted for as operating leases in accordance with ASC 840 “Accounting for Leases” and the revenue earned (less the guaranteed residual value) in connection with the select fractional share owners is recognized ratably over the term of the agreement, usually seven years. At September 30, 2010, guarantees under this program totaled approximately $780,000.

Aircraft Costs Related To Fractional Sales

The Company reflects aircraft costs related to the sale of fractional aircraft shares. As a result of the initial adoption of ASC 605-25, the Company recognized revenue from the sale of fractional shares as income over the five-year period. The aircraft costs related to sales of fractional shares consist of the cost of the aircraft and were recorded as an asset and recognized as the cost of aircraft shares sold over the five-year period. In connection with its adoption, the Company established the specific objective evidence required by ASC 605-25 as updated by ASU 2009-13 for arrangements with multiple-deliverables. Management adopted ASU 2009-13 on a prospective basis effective July 1, 2010 and will apply the separation accounting to new share sales contracts. Fractional share sale costs will be recognized at the time of a fractional share sale, rather than over the five-year period.

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

Results of Operations

Three Months Ended September 30, 2010 Compared With Three Months Ended September 30, 2009

Revenues for the three months ended September 30, 2010 were $35.8 million, an increase of 1.6% from $35.2 million for the three months ended September 30, 2009. This increase was the result of an increase of 2.5% in management and maintenance fees to $18.4 million for the three months ended September 30, 2010 from $18.0 million for the comparable 2009 period, an increase of 59.6% in flight hour card and Axis Club Membership revenue to $6.2 million for the three months ended September 30, 2010 from $3.9 million for the comparable 2009 period, and an increase of 44.2% in other revenue to $2.0 million for the three months ended September  30, 2010 from $1.4 million for the comparable 2009 period.  These increases were partially offset by a 23.2% decrease in the revenue generated from the sale of fractional aircraft shares to $9.2 million for the three months ended September 30, 2010 from $12.0 million for the comparable 2009 period.

Revenue from the sale of fractional aircraft shares decreased due to the full amortization of revenue from shares sold in prior periods, partially offset by amortization of revenue from shares sold from October 1, 2009 through June 30, 2010.

Revenue from management and maintenance fees increased $0.4 million primarily due to the higher average number of fractional shares through September 30, 2010 from the comparable 2009 period, coupled with an increase in the average monthly management fee per shareowner.

Flight hour card revenue and Axis Club Membership revenue increased $2.3 million primarily due to an increase in flight hour card sales and the resulting increase in flight hour card utilization by owners during the three months ended September 30, 2010 from the comparable 2009 period. Partially offsetting this increase is a decrease in the per hour revenue rate recognized as a result of a greater number of lower priced Axis cards.

Other revenue increased 44.2% to $2.0 million for the three months ended September 30, 2010 from $1.4 million for the three months ended September 30, 2009, due to increased fuel, remarketing and engine rental revenue and revenue from acquired existing fractional aircraft shares that were subsequently sold.

Operating expenses for the three months ended September 30, 2010 were 12.6% higher than the three months ended September 30, 2009, with total operating expenses of $39.4 million compared to $35.0 million, respectively. The cost of fractional aircraft shares sold decreased to $8.1 million for the three months ended September 30, 2010 from $10.2 million for the three months ended September 30, 2009, due to the full amortization of costs that had been deferred from shares sold in prior periods, partially offset by amortization of costs from shares sold from October 1, 2009 through June 30, 2010.

The cost of flight operations, together with the cost of fuel, increased 34.5% to $21.6 million for the three months ended September 30, 2010 from $16.1 million for the three months ended September 30, 2009, primarily due to:

•
a $2.7 million increase in maintenance expense as a result of an increase in fleet size, flight hours and aircraft maintenance management from the acceleration of required fleet maintenance to occur during the first quarter of fiscal year 2011 so as to prepare for peak travel season;

•	a $1.3 million increase in aircraft lease expense as a result of the addition of four leased aircraft to the fleet in the second quarter of fiscal year 2010;
•
a $0.7 million increase in chartering expense due to aircraft availability, partially offset by decreases by use of enhanced flight optimization software and flight staff training and a decrease in insurance expense;

•	a $0.5 million increase in pilot expense due primarily to the increase in fleet size; and
•	a $0.3 million increase in cost of fuel due to an increase in flight hours and an increase in the per gallon cost of fuel.

General and administrative expenses increased 10.0% to $6.9 million for the three months ended September 30, 2010 from $6.3 million for the three months ended September 30, 2009, primarily due to increases in the costs related to reacquired fractional aircraft shares subsequently sold, expenses related to fixed based operations primarily as a result of an increased volume of fuel sales, payroll and related expenses, and shipping expenses.

Selling expenses increased 54.1% to $1.5 million for the three months ended September 30, 2010 from $1.0 million for the three months ended September 30, 2009 due to an increase in commission expenses as a result of increased flight hour card sales and an increase in marketing expenses due to increased advertising and participation in static displays and target-focused marketing events.

Loss from operations was $3.6 million for the three months ended September 30, 2010, a decrease from $0.2 million income from operations for the three months ended September 30, 2009, for the reasons set forth above.

Interest expense decreased 23.1% to $1.2 million for the three months ended September 30, 2010 from $1.6 million for the three months ended September 30, 2009 due to decreases in the short-term and long-term debt obligations between the two periods as a result of maturity and repayment of loan amounts.

Net loss increased to $4.8 million for the three months ended September 30, 2010 compared to $1.4 million for the three months ended September 30, 2009 due to the decrease in income from operations partially offset by the decrease in total other expenses discussed above.

Liquidity and Capital Resources

Avantair’s primary sources of liquidity have been cash provided by operations, cash raised from its equity offering as Ardent Acquisition Corp., cash provided from its debt facilities, cash raised in the preferred and common stock offerings, and other asset- based borrowing. The Company uses its cash primarily to fund losses from operations, deposits made on aircraft, leasehold improvements, and to fund the purchase of core aircraft and aircraft which are to be fractionalized. Cash generated from operations has not been sufficient to provide for all the working capital needed to meet Avantair’s requirements. At September 30, 2010 and June 30, 2010, Avantair had a working capital deficit of approximately $47.8 million and $43.9 million, respectively, and a stockholders’ deficit of approximately $37.3 million and $32.2 million, respectively. As of September 30, 2010, cash and cash equivalents amounted to approximately $6.9 million and total assets to $124.2 million. The cash and cash equivalent balance decreased $2.5 million from June 30, 2010 and total assets decreased $7.4 million. The decrease in cash and cash equivalents occurred primarily as a result of movement of the Company’s routine maintenance schedule to accelerate the required fleet maintenance to occur during the first quarter of fiscal year 2011 so as to prepare for peak travel season and due to expenditures for the cost of operations, including amounts accrued for at June 30, 2010, capital and leasehold improvements, and general timing differences in cash receipts during the period. In addition, accounts receivable increased $3.5 million primarily as a result of use of payment plans by purchasers of flight hour time cards.

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

Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and aircraft under management as well as increase the number of flight hour cards and Axis Club Memberships sold. At September 30, 2010, the Company had 25.5 fractional aircraft shares available for sale. In addition to the cost of acquiring aircraft, Avantair’s primary expenses are related to fuel, aircraft repositioning (i.e., moving an aircraft to another location to accommodate a customer’s need and for demonstration flights for sales purposes), maintenance, charters and insurance. To finance its growth strategy, the Company will continue to actively pursue additional funds through equity financing, including the sale of additional shares of common and preferred stock, asset sales, promotional sales incentives, accelerated payments of management and maintenance fees, debt financing, or a combination thereof.

At September 30, 2010 and June 30, 2010, Avantair had assets of approximately $124.2 million and $131.6 million, respectively. For the three months ended September 30, 2010 and the fiscal year ended June 30, 2010, the Company had revenue of approximately $35.8 million and $143.0 million, respectively, and net losses of approximately $4.8 million and $4.0 million, respectively. Avantair has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. At September 30, 2010, the Company had approximately $6.9 million of unrestricted cash on hand and assuming there is no change in sales and expense trends experienced since the fourth quarter of fiscal 2010, the Company believes that its cash position will be sufficient to continue operations for the foreseeable future.

Financing Arrangements

Avantair’s financing arrangements at September 30, 2010 are described below:

Wells Fargo Equipment Finance, Inc.	$2,573,215
Jet Support Services, Inc.	1,253,753
Iberia Bank	1,708,978
Wachovia Bank	1,941,871
Other long-term debt	23,014
Midsouth Services, Inc.	11,323,868
$18,824,699

Wells Fargo Equipment Finance, Inc.: In February 2005, the Company entered into financing arrangements for the purchase of core aircraft under various notes payable with Wells Fargo Equipment Finance, Inc. The notes outstanding at September 30, 2010 totaled approximately $2.6 million and are payable in monthly installments ranging from $10,644 to $38,480 with interest ranging from 5.96% to 6.12% per annum through 2012. The notes are collateralized by the aircraft.

Jet Support Services, Inc.: On April 24, 2006, Avantair financed an aircraft maintenance program contract with Jet Support Services, Inc. (“JSSI”) in the amount of $3.4 million. The promissory note provided for seven monthly installments of $145,867 and 53 monthly installments of $45,867, respectively, including interest at 7.0% per year. On April 15, 2008, the Company entered into a financing arrangement with JSSI by means of a $5.5 million promissory note. The new note matures on April 1, 2011 and bears interest at 10.0% per annum, with 35 monthly payments of principal and interest in an amount of $185,127 beginning on June 2, 2008. The new note covered the remaining balance of $0.4 million of the aforementioned promissory note, other costs and fees to be paid by the Company under service agreements with JSSI and related deferred financing costs of approximately $1.0 million which will be amortized over the life of the note using the effective interest method. Upon entering into this payment arrangement and the $5.5 million promissory note, the parties terminated the airframe maintenance contract and agreed to apply the unamortized prepayment under the airframe maintenance contract to the engine maintenance program and will amortize this amount over the remaining 35 month term of that program.  Borrowings outstanding under this arrangement at September 30, 2010 totaled approximately $1.3 million.

Iberia Bank: In August 2007, the Company and Iberia Bank (formerly Century Bank F.S.B.) executed a $2.2 million note agreement for the purchase of one aircraft. The note outstanding at September 30, 2010 totaled approximately $1.7 million and is payable in monthly installments of $27,175 with interest of 8.25% per annum through August 3, 2012. The note is collateralized by the aircraft.

Wachovia Bank: On October 31, 2007, the Company entered into a financing arrangement for the purchase of one used aircraft at a total purchase price of approximately $4.5 million (inclusive of the value of a flight hour card of 100 hours). Financing was obtained from Wachovia through a note payable of $3.9 million. This debt will be repaid monthly over 7 years at an interest rate of the LIBOR rate plus 4.0%. Borrowings outstanding under this arrangement at September 30, 2010 totaled approximately $1.9 million. In September 2009 and September 2010, the Company received waivers of compliance for financial covenants in connection with the note.

Other long-term debt: In October 2009, the Company and Kevco Aviation Inc. executed a $56,614 note agreement for the purchase of equipment. The note outstanding at September 30, 2010 totaled $23,014 and is payable in monthly installments of $2,912 with interest of 3.25% per annum through May 2011. The agreement with Kevco has been included in the current portion of long-term debt on the accompanying condensed consolidated balance sheet.

Midsouth Services, Inc.: The Company has three separate lease agreements with Midsouth.

On October 10, 2007, Avantair acquired a core aircraft under a capital lease obligation with Midsouth.  Under the lease agreement, Midsouth provided funding for the $4.7 million purchase of a pre-owned Piaggio P-180 aircraft and holds title to the aircraft.  Midsouth leases the aircraft exclusively to Avantair on a five year lease at 15.0% interest per annum.  The monthly lease payments for the term of the lease are $89,000.  At the end of the five year lease, Avantair shall purchase the aircraft from Midsouth at the guaranteed residual value in the amount of approximately $2.3 million.  Avantair also has the option to purchase the aircraft anytime during the lease term at the then current guaranteed residual value as set forth on the amortization schedule without penalty.  The obligation outstanding at September 30, 2010 totaled approximately $3.6 million.

In April 2009, the Company amended the Lease Agreement previously accounted for as an operating lease under ASC Topic 840 “Leases,” dated as of July 31, 2006 between the Company and Midsouth. Pursuant to the amendment, the Company is required to pay $74,900 monthly, at 11.0% interest per annum until August 2011, the expiration of the Lease Agreement. In addition, the Company has agreed to purchase the leased aircraft for approximately $3.0 million from Midsouth within sixty days following the expiration of the term of the Lease Agreement. The lease, as amended, has been classified as a capital lease in the accompanying condensed consolidated balance sheet. The obligation outstanding at September 30, 2010 totaled approximately $3.0 million, net of deferred interest of $0.4 million.

In April 2009, the Company entered into a Lease Agreement, effective April 6, 2009, pursuant to which Midsouth leases a Piaggio P-180 aircraft to the Company for a ten year lease term at $75,000 per month, at 15.0% interest per annum, plus taxes if applicable. The Company is required to provide Midsouth with 100 hours of flight time per year during the lease term. Hours have been accounted for at their fair value and are liquidated as hours are flown.  Midsouth has the sole option to terminate the lease at the end of the fifth year of the term and to require the Company to purchase the leased aircraft for approximately $3.8 million within ninety days of that date.  If this option is not exercised by Midsouth, the lease will continue for the remaining five years of the term and, at the end of the ten year lease, the Company will be required to purchase the aircraft from Midsouth for $0.3 million. The obligation outstanding at September 30, 2010 totaled approximately $4.7 million.

For additional information regarding these financing arrangements, see Note 3 to the Company’s condensed consolidated financial statements.

Off-Balance Sheet Arrangements

At September 30, 2010, the Company did not have any material commercial commitments (except for those noted in Note 3 “Purchase Commitments” in the accompanying Condensed Consolidated Financial Statements), including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures about Market Risk

Avantair's primary exposure to market risks results from changes in interest rates. Avantair does not enter into derivatives or other financial instruments for trading or speculative purposes. Avantair has also not entered into financial instruments to manage and reduce the impact of changes in interest rates and foreign currency exchange rates, although Avantair may enter into such transactions in the future.

Interest Rate Risk

Avantair is subject to market risk from exposure to changes in interest rates associated with its debt facility with Wachovia Bank. The current liability, pursuant to which Avantair is obligated to pay Wachovia Bank, has an interest rate that is equal to the LIBOR rate plus 4.0%. At September 30, 2010, the liabilities of Avantair with exposure to interest rate risk were approximately $1.9 million. The Company has not historically used derivative instruments to manage exposure to changes in interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation, it was concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures are effective at a reasonable assurance level and are designed to ensure that the information required to be disclosed in SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls and Other Matters

Management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Because of its inherent limitations, disclosure controls and procedures and internal control over financial reporting may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

Changes to Internal Control over Financial Reporting

In July 2010, the Company began its utilization of Astro Operations Manager application in certain processes which impact financial reporting. Until all required FAA approvals are received, the Company will continue to run the Astro software application parallel with the FlightOps software application. The Company is currently integrating policies, processes and people, for the combined applications. Management will continue to evaluate its internal controls over financial reporting as integration activities are executed.

There has been no change, other than those noted above, in the internal controls over financial reporting during the three months ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is party to various legal proceedings in the normal course of business. It is expected that these claims would be covered by insurance subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. As of September 30, 2010, there were no legal proceedings which the Company would anticipate having a material adverse effect on its financial position, results of operations or cash flows.

Item 1A. Risk Factors.

There have been no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Item 6. Exhibits.

See exhibit index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 12, 2010

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