Form 10-Q
period 2010-12-31
Avantair, Inc
filed 2011-02-11
CIK 1303849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2010

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

As of February 11, 2011, there were 26,393,592 shares of the Company’s common stock, $.0001 par value per share, outstanding.

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

Table of Contents

i

PART I

Item 1. Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS

	December 31,	June 30,
	2010	2010
	(Unaudited)	(Note 2)
CURRENT ASSETS
Cash and cash equivalents	$3,940,614	$9,446,619
Accounts receivable, net of allowance for doubtful accounts of $201,888 at December 31, 2010 and $208,065 at June 30, 2010	15,390,129	10,976,129
Inventory	206,478	181,782
Current portion of aircraft costs related to fractional share sales	25,097,877	26,680,081
Prepaid expenses and other current assets	3,933,731	2,979,055

Total current assets	48,568,829	50,263,666

Aircraft costs related to fractional share sales, net of current portion	29,481,257	43,461,597

Property and equipment, at cost, net of accumulated depreciation and amortization of $18,339,948 at December 31, 2010 and $15,821,591 at June 30, 2010	20,156,336	22,583,073

OTHER ASSETS
Cash - restricted	2,360,251	2,358,558
Deposits on aircraft	7,883,834	7,883,834
Deferred maintenance on aircraft engines	1,722,511	603,515
Goodwill	1,141,159	1,141,159
Other assets	3,500,751	3,342,198

Total other assets	16,608,506	15,329,264

Total assets	$114,814,928	$131,637,600

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' DEFICIT

	December 31,	June 30,
	2010	2010
	(Unaudited)	(Note 2)
CURRENT LIABILITIES
Accounts payable	$4,460,739	$4,723,718
Accrued liabilities	7,082,776	5,000,249
Customer deposits	2,673,675	1,358,988
Short-term debt	5,200,000	11,000,000
Current portion of long-term debt	6,022,436	4,202,726
Current portion of deferred revenue related to fractional aircraft share sales	27,981,223	32,770,605
Unearned management fee, flight hour card and Axis Club Membership revenues	46,612,083	35,126,401

Total current liabilities	100,032,932	94,182,687

Long-term debt, net of current portion	11,777,353	15,620,479
Deferred revenue related to fractional aircraft share sales, net of current portion	25,363,129	35,085,148
Deferred revenue related to Axis Club Membership sales, net of current portion	2,015,459	1,773,943
Other liabilities	2,578,393	2,520,537

Total long-term liabilities	41,734,334	55,000,107

Total liabilities	141,767,266	149,182,794

COMMITMENTS AND CONTINGENCIES

Series A convertible preferred stock, $.0001 par value, authorized 300,000 shares; 152,000 shares issued and outstanding	14,663,320	14,617,958

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, authorized 700,000 shares; none issued	-	-
Common stock, Class A, $.0001 par value, 75,000,000 shares authorized, 26,388,619 shares issued and outstanding at December 31, 2010 and 26,353,201 shares issued and outstanding at June 30, 2010	2,639	2,635
Additional paid-in capital	57,024,361	56,896,831
Accumulated deficit	(98,642,658)	(89,062,618)

Total stockholders' deficit	(41,615,658)	(32,163,152)

Total liabilities and stockholders' deficit	$114,814,928	$131,637,600

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31, 2010		Six Months Ended December 31, 2010
	2010	2009	2010	2009

Revenue
Fractional aircraft sold	$8,778,578	$11,227,309	$17,976,401	$23,206,145
Management and maintenance fees	18,813,477	18,290,025	37,232,183	36,264,594
Flight hour card and Axis Club membership revenue	7,257,098	4,976,763	13,414,493	8,835,234
Other revenue	1,735,386	1,270,860	3,743,578	2,663,868

Total revenue	36,584,539	35,764,957	72,366,655	70,969,841

Operating expenses
Cost of fractional aircraft shares sold	7,526,245	9,476,794	15,637,690	19,677,397
Cost of flight operations	17,689,159	13,304,306	35,342,272	25,724,544
Cost of fuel	4,597,316	3,413,770	8,535,888	7,052,671
Gain on sale of assets	-	(849,584)	-	(897,594)
General and administrative expenses	6,674,368	6,234,754	13,554,219	12,535,145
Selling expenses	1,707,771	1,381,180	3,226,525	2,366,945
Depreciation and amortization	1,261,559	1,408,874	2,518,356	2,866,791
Total operating expenses	39,456,418	34,370,094	78,814,950	69,325,899

Income (loss) from operations	(2,871,879)	1,394,863	(6,448,295)	1,643,942

Other income (expenses)
Interest and other income	23,031	10,372	34,153	17,784
Interest expense	(1,217,517)	(1,587,319)	(2,466,531)	(3,210,773)
Total other expenses	(1,194,486)	(1,576,947)	(2,432,378)	(3,192,989)

Net loss	(4,066,365)	(182,084)	(8,880,673)	(1,549,047)

Preferred stock dividend and accretion of expenses	(372,383)	(372,243)	(744,729)	(774,358)
Net loss attributable to common stockholders	$(4,438,748)	$(554,327)	$(9,625,402)	$(2,323,405)

Loss per common share:
Basic and diluted	$(0.17)	$(0.02)	$(0.37)	$(0.11)

Weighted-average common shares outstanding:
Basic and diluted	26,381,664	24,583,880	26,368,084	20,528,498

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders' Deficit
Six Months Ended December 31, 2010
(Unaudited)

	Class A		Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2010	26,353,201	$2,635	$56,896,831	$(89,062,618)	$(32,163,152)
Stock-based compensation			189,880		189,880
Dividend on Series A convertible preferred stock				(699,367)	(699,367)
Accretion of preferred stock issuance costs			(45,362)		(45,362)
Issuance of shares in connection with vested restricted stock, net of shares surrendered in lieu of payroll taxes	24,731	3	(16,987)		(16,984)
Issuance of shares in connection with exercise of warrants	10,687	1	(1)		-
Net loss				(8,880,673)	(8,880,673)
Balance at December 31, 2010	26,388,619	$2,639	$57,024,361	$(98,642,658)	$(41,615,658)

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months Ended December 31, 2010 and 2009
(Unaudited)

	2010	2009
OPERATING ACTIVITIES:
Net loss	$(8,880,673)	$(1,549,047)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,518,356	2,866,791
Amortization of deferred interest related to capital lease obligation	210,655	188,326
Stock-based compensation	189,880	190,046
Gain on sale of assets	-	(897,594)
Bad debt (recoveries) expense	(6,177)	61,359

Changes in operating assets and liabilities:
Accounts receivable	(4,407,823)	(2,598,965)
Inventory	(24,696)	(4,604)
Deposits on aircraft	-	1,196,274
Deferred maintenance agreement on aircraft engines	(1,118,996)	218,807
Prepaid expenses and other current assets	(954,676)	(2,197,842)
Notes receivable	-	264,398
Aircraft costs related to fractional shares	15,562,544	19,502,809
Other assets	(158,553)	(142,368)
Accounts payable	(262,979)	(2,518,895)
Accrued liabilities	2,050,176	141,149
Unearned management fee, flight hour card and Axis Club Membership revenue	11,363,298	7,933,599
Cash-restricted	(1,693)	(4,358)
Customer deposits	1,314,687	(188,279)
Deferred revenue related to fractional aircraft share sales	(14,511,401)	(20,243,645)
Deferred revenue related to Axis Club Membership sales	363,900	1,223,767
Other liabilities	57,856	31,635
Net cash provided by operating activities	3,303,685	3,473,363

INVESTING ACTIVITIES:
Proceeds from the sale of asset	-	2,900,000
Capital expenditures	(91,619)	(28,559)
Net cash (used in) provided by investing activities	(91,619)	2,871,441

FINANCING ACTIVITIES:
Borrowings under long-term debt	-	56,614
Dividends paid	(684,000)	(1,773,225)
Principal payments on long-term debt	(2,234,071)	(9,425,749)
Principal payments on short-term debt	(5,800,000)	(500,000)
Proceeds from issuance of stock, net of cost of stock redemption/registration	-	8,369,570
Net cash used in financing activities	(8,718,071)	(3,272,790)

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months Ended December 31, 2010 and 2009
(Unaudited)

	2010	2009
Net (decrease) increase in cash and cash equivalents	$(5,506,005)	$3,072,014
Cash and cash equivalents, beginning of the period	9,446,619	3,773,789
Cash and cash equivalents, end of the period	$3,940,614	$6,845,803

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2,466,531	$3,210,773

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Accretion of Series A convertible preferred stock	$45,362	$45,083
Dividends payable on Series A convertible preferred stock	$699,367	$729,275
Flight hour cards issued in consideration for equipment	$-	$139,750
Common shares surrendered in lieu of payroll taxes	$16,984	$10,025
Issuance of warrants to underwriter in connection with private sale of common stock	$-	$209,708
Issuance of warrants to Lorne Weil in connection with aircraft agreement	$-	$807,031
Reversal of accrued expense	$-	$44,100

See Notes to Condensed Consolidated Financial Statements.

Avantair, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – OPERATIONS AND MANAGEMENT’S PLANS

Avantair, Inc. (“Avantair” or the “Company”) is engaged in the sale of fractional ownership interests in, and flight hour card usage of, professionally piloted aircraft for personal and business use, and the management of its aircraft fleet. According to AvData, Avantair is the fifth largest company in the North American fractional aircraft industry. As of December 31, 2010, Avantair operated 55 aircraft within its fleet, which is comprised of 46 aircraft for fractional ownership, 5 company owned core aircraft and 4 leased and company managed aircraft. Avantair also operates FBOs in Camarillo, California and in Caldwell, New Jersey. Through these FBOs and its headquarters in Clearwater, Florida, Avantair provides aircraft maintenance, concierge and other services to its customers as well as to the Avantair fleet.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Reporting

The accompanying unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the interim condensed financial statement rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial statements. The interim condensed operating results are not necessarily indicative of the results for a full year or any interim period. The June 30, 2010 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the successful recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. As of December 31, 2010, the Company’s recurring losses resulted in a working capital deficit of approximately $51.5 million and a stockholders’ deficit of approximately $41.6 million. The Company’s primary sources of operating funds are the collection of management and maintenance fees from fractional share owners as well as the sale of fractional ownership shares, flight hour cards and, effective January 2009, Axis Club Memberships. Revenue for the sales by product category can be found in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2010. Sales by product category follow:

	Unit Sales for the Three Months Ended
	December 31, 2010	December 31, 2009	September 30, 2010	September 30, 2009
New Fractional shares	6	5	3	2
Flight hour cards	162	100	104	86
Axis Club Memberships	14	21	11	3

Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and aircraft under management as well as increase the number of flight hour cards and Axis Club Memberships sold. At December 31, 2010, the Company had 19.5 fractional aircraft shares available for sale. In addition to the cost of acquiring aircraft, Avantair’s primary expenses are related to fuel, aircraft repositioning (i.e., moving an aircraft to another location to accommodate a customer’s need and for demonstration flights for sales purposes), maintenance, charters and insurance. To finance its growth strategy, the Company will continue to actively pursue additional funds through equity financing, including the sale of additional shares of common and preferred stock, asset sales, promotional sales incentives, accelerated payments of management and maintenance fees, debt financing, or a combination thereof. At December 31, 2010 and June 30, 2010, Avantair had assets of approximately $114.8 million and $131.6 million, respectively. For the three and six months ended December 31, 2010, the Company had revenue of approximately $36.6 million and $72.4 million, respectively, and net losses of approximately $4.1 million and $8.9 million, respectively. Avantair has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. At December 31, 2010, the Company had approximately $3.9 million of unrestricted cash on hand and assuming there is no change in recent sales and expense trends, the Company believes that its cash position will be sufficient to continue operations for the foreseeable future.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying disclosures. These estimates and assumptions are based upon management’s best knowledge of current events and actions that the Company may take in the future. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s condensed consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the condensed consolidated financial statements. Significant estimates and assumptions by management affect: the proper recording of revenue arrangements with multiple deliverables, the allowance for doubtful accounts, the carrying value of long-lived assets, the amortization period of long-lived assets, the provision for (benefit of) income taxes and related deferred tax accounts, certain accrued expenses and contingencies, warrant valuations and management’s assessment of its ability to continue as a going concern.

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

Effective July 1, 2010, the Company adopted the guidance of Accounting Standards Update (“ASU”) 2009-13, which updates ASC 605-25, to value its management and maintenance agreements independent of the sale of a new fractional aircraft share and will recognize fractional aircraft share sale revenue and related costs at the time of the fractional aircraft share sale.  The Company will report adoption of ASU 2009-13 prospectively to sales beginning in fiscal year 2011 without reflecting the impact of the new accounting principles on fractional aircraft share sales made prior to July 1, 2010. There were no fractional aircraft shares sold during the six months ended December 31, 2010 requiring recognition under this new guidance. However, see the discussion in the paragraph immediately following concerning the accounting for the sale of select fractional aircraft shares with a repurchase guarantee.  The adoption of ASU 2009-13 is expected to have a material effect on the financial statements issued in periods after July 1, 2010 at the time that the sale of new fractional aircraft shares without residual guarantees.

In July 2010, the Company initiated a promotion on select fractional aircraft shares that offers customers a discount on the share purchase price and a guarantee to repurchase the fractional aircraft share at the expiration of the term, at the customers’ discretion, for a percent of the original purchase price less the specified remarketing fee.  The program requires that the owners of the select shares enter into a seven year management and maintenance agreement. The sale of the select fractional aircraft shares have been accounted for as operating leases in accordance with ASC 840 “Accounting for Leases” and the revenue earned (less the guaranteed residual value) in connection with the select fractional share owners is recognized ratably over the term of the agreement, usually seven years.  During the three months ended December 31, 2010, the Company sold six select fractional shares under this program.  At December 31, 2010, guarantees under this program totaled approximately $2.4 million and are included in deferred revenue related to fractional aircraft share sales.

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

Axis Club Membership revenue. In January 2009, the Company initiated the Axis Club Membership program that offers customers access to blocks of flight time at a discount from standard flight hour card rates for a set, three year membership fee. The program requires that Axis Club members purchase a minimum of three 25 hour blocks of flight hour cards over the three year membership term. Axis Club Membership fees are paid in advance, deferred and recognized over the three year membership term. Similar to standard flight hour card sales, payment for flight hour cards sold through the Axis Club Membership program are collected in advance of access to the aircraft fleet, deferred and recognized as revenue on an incremental basis over the three year membership term.

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

Aircraft Costs Related To Fractional Sales

The Company reflects aircraft costs related to the sale of fractional aircraft shares. As a result of the initial adoption of ASC 605-25, the Company recognized revenue from the sale of fractional shares as income over the five-year period. The aircraft costs related to sales of fractional shares consist of the cost of the aircraft and were recorded as an asset and recognized as the cost of aircraft shares sold over the five-year period. In connection with its adoption, the Company established the specific objective evidence required by ASC 605-25, as updated by ASU 2009-13, for arrangements with multiple-deliverables. Management adopted ASU 2009-13 on a prospective basis effective July 1, 2010 and will apply the separation accounting to new share sales contracts. Fractional share sale costs will be recognized at the time of a fractional share sale, rather than over the five-year period.

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

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740 “Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets to the amounts expected to be realized. The Company calculated an annual effective tax rate to determine the interim period income tax provisions; however, no tax liability was accrued for the three and six months ended December 31, 2010, as the Company expects to have sufficient operating loss and tax credit carryforwards to cover any taxable income.

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

Stock-based compensation expense related to these plans, which is included in “General and administrative expenses” in the accompanying Condensed Consolidated Statements of Operations, was $94,116 and $189,880 for the three and six months ended December 31, 2010 and was $98,346 and $190,046 for the three and six months ended December 31, 2009, respectively. There were no related income tax benefits recognized in the accompanying Condensed Consolidated Statements of Operations for the three or six months ended December 31, 2010 or for the comparable 2009 period. As of December 31, 2010, the Company had 188,750 shares of restricted stock and 951,100 stock options outstanding.

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with ASC 815 “Derivatives and Hedging,” which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts. The Company also considers ASC 815, which provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under ASC 815. The Company evaluates the conversion feature embedded in its Series A Convertible Preferred Stock based on the criteria of ASC 815 to determine whether the conversion feature would be required to be bifurcated from the Preferred Stock and accounted for separately as a derivative. Based on management’s evaluation, the embedded conversion feature did not require bifurcation and derivative accounting as of December 31, 2010.

Goodwill and Long-lived Assets

The Company accounts for goodwill and other intangible assets under ASC 350 "Intangibles — Goodwill and Other."  ASC 350 eliminates the amortization of goodwill and certain other intangible assets and requires an evaluation of impairment by applying a fair-value based test. The goodwill impairment test is a two-step process which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company’s reporting units based on discounted cash flow models using revenue and profit forecasts and comparing the estimated fair values with the carrying values of the Company’s reporting units which include the goodwill. If the estimated fair values are less than the carrying values, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of the Company’s “implied fair value” requires the Company to allocate the estimated fair value to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value.

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

•
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes goodwill and other items.

During the three months ended December 31, 2010, the Company has elected not to use the fair value option permitted under ASC 820 for any of its financial assets and financial liabilities that are not already recorded at fair value.

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

For the three and six months ended December 31, 2010, a total of 8,203,214 share-equivalents of potentially dilutive securities were excluded from the calculation of diluted earnings per share. These securities were comprised of 2,373,620 warrants issued to Lorne Weil in conjunction with the LW Air transactions; 437,887 warrants issued to EBC in consideration for services rendered as placement agent for the Company’s June, September and October 2009 private placements; 951,100 options to purchase shares of common stock were outstanding during the periods but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive as calculated under the treasury method promulgated by ASC 260 “Earnings Per Share;” and 4,251,857 shares of common stock reserved for issuance upon the conversion of the outstanding Series A Preferred Shares.  In accordance with ASC 260’s contingently issuable shares provision, 188,750 shares of unvested common stock awards (“restricted stock”) granted were not included in the calculation because all the necessary conditions for vesting had not been satisfied.

For the three and six months ended December 31, 2009, a total of 8,270,749 share-equivalents of potentially dilutive securities were excluded from the calculation of diluted earnings per share. These securities were comprised of 2,373,620 warrants issued to Lorne Weil in conjunction with the LW Air transactions; 455,887 warrants issued to EarlyBirdCapital in consideration for services rendered as placement agent for the Company’s June, September and October 2009 private placements; 150,000 options to purchase shares of common stock and 300,000 unit purchase options (with each unit consisting of one share and two warrants that expired February 23, 2010) which were outstanding during the periods but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive as calculated under the treasury method promulgated by ASC 260  “Earnings Per Share;” and 4,251,857 shares of common stock reserved for issuance upon the conversion of the outstanding Series A Preferred Shares. In accordance with ASC 260’s contingently issuable shares provision, 139,385 shares of unvested common stock awards (“restricted stock”) granted were not included in the calculation because all the necessary conditions for vesting had not been satisfied.

Recently Issued Pronouncements

In June 2009, the FASB issued additional guidance related to financial instrument transfers ASU 2009-16, Transfers and Servicing and evaluation of Variable Interest Entities (“VIEs”) for consolidation ASU 2009-17, Consolidations. The guidance was effective for the first quarter of calendar year 2010. The consolidation guidance relating to VIEs changes the determination of the primary beneficiary of a VIE from a quantitative model to a qualitative model. Under the new qualitative model, the primary beneficiary must have both the ability to direct the activities of the VIE and the obligation to absorb either losses or gains that could be significant to the VIE. The guidance also changes when reassessment is needed, as well as requires enhanced disclosures, including the effects of a company’s involvement with the VIEs on its financial statements. The adoption of this guidance did not have a significant impact on the Company’s condensed consolidated financial condition, results of operations and cash flows.

In January 2010, the FASB issued new guidance that requires new disclosures about significant transfers in and/or out of Levels 1 and 2 of the fair value hierarchy and activity in Level 3 ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements). In addition, this guidance provides clarification of existing disclosure requirements about (a) level of disaggregation and (b) inputs and valuation techniques. The update was effective for the first quarter of calendar year 2010. The adoption of this guidance did not have a significant impact on the Company’s condensed consolidated financial condition, results of operations and cash flows.

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

As of December 31, 2010, Avantair had contractual commitments to purchase 52 additional Piaggio Avanti II aircraft through 2013. The total commitment, including a proposed price escalation, is valued at approximately $330 million.

Financing Commitments- Short-term

Short-term debt consists of the following as of December 31, 2010:

Midsouth Services, Inc.	$5,200,000

On April 2, 2009, Avantair entered into two Floor Plan Agreements with Midsouth to replace Midsouth’s existing Floor Plan Agreements dated July 31, 2008.  The new Floor Plan Agreements extended credit to Avantair in an increased amount of $11.6 million to be used towards the purchase of new Piaggio P-180 aircraft.  Each of the new Floor Plan Agreements are similar to the prior Floor Plan Agreements and cover an amount not to exceed $5.8 million for a term of twelve months.  The Company has the sole option to terminate one of the Agreements during the term with ninety days written notice. The Company has agreed to pay Midsouth a monthly fee of $82,500 for each Floor Plan Agreement during the term. During December 2010, the Company repaid one of the new Floor Plan Agreements in the amount of $5.8 million. Borrowings outstanding under the remaining Floor Plan Agreement arrangement at December 31, 2010 totaled $5.2 million.

Financing Commitments- Long-term

Long-term debt consists of the following as of December 31, 2010:

Wells Fargo Equipment Finance, Inc.	$2,463,994
Jet Support Services, Inc.	725,337
Iberia Bank	1,662,811
Wachovia Bank	1,802,339
Other long-term debt	14,442
Midsouth Services, Inc.	11,130,866
17,799,789
Less current portion	(6,022,436)
Long-term debt	$11,777,353

Wells Fargo Equipment Finance, Inc.

In February 2005, the Company entered into financing arrangements for the purchase of core aircraft under various notes payable with Wells Fargo Equipment Finance, Inc. The notes outstanding at December 31, 2010 totaled approximately $2.5 million and are payable in monthly installments ranging from $10,644 to $38,480 with interest ranging from 5.96% to 6.12% per annum through 2012. The notes are collateralized by the aircraft.

Jet Support Services, Inc.

On April 24, 2006, Avantair financed an aircraft maintenance program contract with Jet Support Services, Inc. (“JSSI”) in the amount of $3.4 million. The promissory note provided for seven monthly installments of $145,867 and 53 monthly installments of $45,867, respectively, including interest at 7.0% per year. On April 15, 2008, the Company entered into a financing arrangement with JSSI by means of a $5.5 million promissory note. The new note matures on April 1, 2011 and bears interest at 10.0% per annum, with 35 monthly payments of principal and interest in an amount of $185,127 beginning on June 2, 2008. The new note covered the remaining balance of $0.4 million of the aforementioned promissory note, other costs and fees to be paid by the Company under service agreements with JSSI and related deferred financing costs of approximately $1.0 million which will be amortized over the life of the note using the effective interest method. Upon entering into this payment arrangement and the $5.5 million promissory note, the parties terminated the airframe maintenance contract and agreed to apply the unamortized prepayment under the airframe maintenance contract to the engine maintenance program and to amortize this amount over the remaining 35 month term of that program.  Borrowings outstanding under this arrangement at December 31, 2010 totaled approximately $0.7 million and have been included in the current portion of long-term debt on the accompanying condensed consolidated balance sheets.

Iberia Bank

In August 2007, the Company and Iberia Bank (formerly Century Bank F.S.B.) executed a $2.2 million note agreement for the purchase of one aircraft. The note outstanding at December 31, 2010 totaled approximately $1.7 million and is payable in monthly installments of $27,175 with interest of 8.25% per annum through August 3, 2012. The note is collateralized by the aircraft.

Wachovia Bank

On October 31, 2007, the Company entered into a financing arrangement for the purchase of one used aircraft at a total purchase price of approximately $4.5 million (inclusive of the value of a flight hour card of 100 hours). Financing was obtained from Wachovia through a note payable of $3.9 million. This debt will be repaid monthly over 7 years at an interest rate of the LIBOR rate plus 4.0%. Borrowings outstanding under this arrangement at December 31, 2010 totaled approximately $1.8 million. In September 2009 and September 2010, the Company received waivers of compliance for financial covenants in connection with the note.

Other long-term debt

In October 2009, the Company and Kevco Aviation Inc. executed a $56,614 note agreement for the purchase of equipment. The note outstanding at December 31, 2010 totaled $14,442 and is payable in monthly installments of $2,912 with interest of 3.25% per annum through May 2011. The agreement with Kevco has been included in the current portion of long-term debt on the accompanying condensed consolidated balance sheets.

Capital Lease Transactions

Midsouth Services, Inc. (“Midsouth”)

The Company has three separate lease agreements with Midsouth.

On October 10, 2007, Avantair acquired a core aircraft under a capital lease obligation with Midsouth.  Under the lease agreement, Midsouth provided funding for the $4.7 million purchase of a pre-owned Piaggio P-180 aircraft and holds title to the aircraft.  Midsouth leases the aircraft exclusively to Avantair on a five year lease at 15.0% interest per annum.  The monthly lease payments for the term of the lease are $89,000.  At the end of the five year lease, Avantair shall purchase the aircraft from Midsouth at the guaranteed residual value in the amount of approximately $2.3 million.  Avantair also has the option to purchase the aircraft anytime during the lease term at the then current guaranteed residual value as set forth on the amortization schedule without penalty.  The obligation outstanding at December 31, 2010 totaled approximately $3.5 million.

In April 2009, the Company amended a lease agreement previously accounted for as an operating lease under ASC Topic 840 “Leases,” dated as of July 31, 2006 between the Company and Midsouth. Pursuant to the amendment, the Company is required to pay $74,900 monthly, at 11.0% interest per annum until August 2011, the expiration of the Lease Agreement. In addition, the Company has agreed to purchase the leased aircraft for approximately $3.0 million from Midsouth within sixty days following the expiration of the term of the Lease Agreement. The lease, as amended, has been classified as a capital lease in the accompanying condensed consolidated balance sheets. The obligation outstanding at December 31, 2010 totaled approximately $3.0 million, net of deferred interest of $0.3 million.

In April 2009, the Company entered into a lease agreement, effective April 6, 2009, pursuant to which Midsouth leases a Piaggio P-180 aircraft to the Company for a ten year lease term at $75,000 per month, at 15.0% interest per annum, plus taxes if applicable. The Company is required to provide Midsouth with 100 hours of flight time per year during the lease term. Hours have been accounted for at their fair value and are liquidated as hours are flown.  Midsouth has the sole option to terminate the lease at the end of the fifth year of the term and to require the Company to purchase the leased aircraft for approximately $3.8 million within ninety days of that date.  If this option is not exercised by Midsouth, the lease will continue for the remaining five years of the term and, at the end of the ten year lease, the Company will be required to purchase the aircraft from Midsouth for $0.3 million. The obligation outstanding at December 31, 2010 totaled approximately $4.6 million.

The capital lease obligations are included in long-term debt in the accompanying condensed consolidated balance sheets.

NOTE 4 – EQUITY TRANSACTIONS

As of December 31, 2010, the Company had 26,388,619 shares of its common stock outstanding and 139,066 shares of common stock available for future issuance under the Company’s 2006 Long-Term Stock Incentive Plan. As of December 31, 2010, the Company has 152,000 shares of Series A Preferred Shares outstanding. The Company has 4,251,857 shares of common stock reserved on its books and records for issuance upon the conversion of the outstanding Series A Preferred Shares. As a result of the sales of shares consummated on June 30, September 25, and October 16, 2009, the conversion price of the Series A Preferred Shares was reduced from $5.15 to $3.57.

By recommendation of the Compensation Committee and approval by the Board of Directors, 175,000, stock options were granted to the Company’s three named executive officers, effective October 1, 2010, pursuant to the Company's Long-Term Incentive Plan. One-third of the shares will vest one year following the grant date, and one-twelfth of the shares will vest every three months thereafter. All options granted under the Plan are accounted for in accordance with ASC 718 and will be included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

NOTE 5 – SUBSEQUENT EVENTS

In January 2011, Avantair granted 10,000 shares of restricted stock to each of its seven non-employee directors of the Company’s Board of Directors. The shares of restricted stock granted to the directors’ vest one third upon each of the next three successive annual meetings of stockholders, subject to the grantee’s continued service on the Board of Directors, and the dollar amount recognized for financial statement reporting purposes in respect of the restricted stock awards will be determined on each vesting date.

In January 2011, the Company’s 2006 Long-Term Stock Incentive Plan was amended to increase the number of shares available to be awarded thereunder by 2 million shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Avantair is engaged in the sale of fractional ownership interests in, and flight hour card usage of, professionally piloted aircraft for personal and business use, and the management of its aircraft fleet. According to AvData, Avantair is the fifth largest company in the North American fractional aircraft industry. As of December 31, 2010, Avantair operated 55 aircraft within its fleet, which is comprised of 46 aircraft for fractional ownership, 5 company owned core aircraft and 4 leased and company managed aircraft.

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

In January 2009, Avantair initiated the Axis Club Membership program. This product offers access to blocks of flight hours for a three year membership fee of $75,000. The program requires Axis Club members to purchase a minimum of three 25 hour flight hour cards for $80,000 or less, dependent upon the type of membership purchased, over a three year period. The program also allows for the conversion of club membership into fractional ownership. Members are not charged a management fee until they are fractional owners.

Avantair presently sources all of its aircraft from a single manufacturer, Piaggio America, Inc. (“Piaggio”). As of December 31, 2010, Avantair had contractual commitments to purchase 52 additional Piaggio Avanti II aircraft through 2013 with a mutual understanding that the aircraft delivery dates can be extended. The total commitment, including a proposed price escalation, is valued at approximately $330 million. The Company’s agreement with Piaggio permits it some flexibility to defer a portion of the aircraft deliveries and the Company has exercised this flexibility at certain times in order to take deliveries in line with the Company’s sales expectations. Avantair believes that the pricing structure afforded by utilizing the Piaggio Avanti allows Avantair to attract a customer desiring quality at a lower price point. Offering the cabin cross section of a mid-size aircraft and fuel efficiency of a turboprop, along with no hourly fees, allows Avantair to lower the cost of private air travel for a broader range of consumers.

The Company’s primary sources of operating funds are the collection of management and maintenance fees from fractional share owners as well as the sale of fractional ownership shares, flight hour cards and, effective January 2009, Axis Club Memberships. Revenue for the sales by product category can be found in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2010. Sales by product category follow:

	Unit Sales for the Three Months Ended
	December 31, 2010	December 31, 2009	September 30, 2010	September 30, 2009
New Fractional shares	6	5	3	2
Flight hour cards	162	100	104	86
Axis Club Memberships	14	21	11	3

Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and aircraft under management as well as increase the number of flight hour cards and Axis Club Memberships sold. At December 31, 2010, the Company had 19.5 fractional aircraft shares available for sale. In addition to the cost of acquiring aircraft, Avantair’s primary expenses are related to fuel, aircraft repositioning (i.e., moving an aircraft to another location to accommodate a customer’s need and for demonstration flights for sales purposes), maintenance, charters and insurance. To finance its growth strategy, the Company will continue to actively pursue additional funds through equity financing, including the sale of additional shares of common and preferred stock, asset sales, promotional sales incentives, accelerated payments of management and maintenance fees, debt financing, or a combination thereof.

At December 31, 2010 and June 30, 2010, Avantair had assets of approximately $114.8 million and $131.6 million, respectively. For the three and six months ended December 31, 2010, the Company had revenue of approximately $36.6 million and $72.4 million, respectively, and net losses of approximately $4.1 million and $8.9 million, respectively. Avantair has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. At December 31, 2010, the Company had approximately $3.9 million of unrestricted cash on hand and assuming there is no change in recent sales and expense trends, the Company believes that its cash position will be sufficient to continue operations for the foreseeable future.

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

Effective July 1, 2010, the Company adopted the guidance of ASU 2009-13, which updates ASC 605-25, to value its management and maintenance agreements independent of the sale of a new fractional aircraft share and will recognize fractional aircraft share sale revenue and related costs at the time of the fractional aircraft share sale.  The Company will report adoption of ASU 2009-13 prospectively to sales beginning in fiscal year 2011 without reflecting the impact of the new accounting principles on fractional aircraft share sales made prior to July 1, 2010. There were no fractional aircraft shares sold during the six months ended December 31, 2010 requiring recognition under this new guidance. However, see the discussion in the paragraph immediately following concerning the accounting for the sale of select fractional aircraft shares with a repurchase guarantee.  The adoption of ASU 2009-13 is expected to have a material effect on the financial statements issued in periods after July 1, 2010 at the time that the sale of new fractional aircraft shares without residual guarantees.

In July 2010, the Company initiated a promotion on select fractional aircraft shares that offers customers a discount on the share purchase price and a guarantee to repurchase the fractional aircraft share at the expiration of the term, at the customers’ discretion, for a percent of the original purchase price less the specified remarketing fee.  The program requires that the owners of the select shares enter into a seven year management and maintenance agreement. The sale of the select fractional aircraft shares have been accounted for as operating leases in accordance with ASC 840 “Accounting for Leases” and the revenue earned (less the guaranteed residual value) in connection with the select fractional share owners is recognized ratably over the term of the agreement, usually seven years.  During the three months ended December 31, 2010, the Company sold six select fractional shares under this program.  At December 31, 2010, guarantees under this program totaled approximately $2.4 million and are included in deferred revenue related to fractional aircraft share sales.

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

Aircraft Costs Related To Fractional Sales

The Company reflects aircraft costs related to the sale of fractional aircraft shares. As a result of the initial adoption of ASC 605-25, the Company recognized revenue from the sale of fractional shares as income over the five-year period. The aircraft costs related to sales of fractional shares consist of the cost of the aircraft and were recorded as an asset and recognized as the cost of aircraft shares sold over the five-year period. In connection with its adoption, the Company established the specific objective evidence required by ASC 605-25, as updated by ASU 2009-13, for arrangements with multiple-deliverables. Management adopted ASU 2009-13 on a prospective basis effective July 1, 2010 and will apply the separation accounting to new share sales contracts. Fractional share sale costs will be recognized at the time of a fractional share sale, rather than over the five-year period.

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

Goodwill and Long-lived Assets

The Company accounts for goodwill and other intangible assets under ASC 350 "Intangibles — Goodwill and Other."  ASC 350 eliminates the amortization of goodwill and certain other intangible assets and requires an evaluation of impairment by applying a fair-value based test. The goodwill impairment test is a two-step process which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company’s reporting units based on discounted cash flow models using revenue and profit forecasts and comparing the estimated fair values with the carrying values of the Company’s reporting units which include the goodwill. If the estimated fair values are less than the carrying values, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of the Company’s “implied fair value” requires the Company to allocate the estimated fair value to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value.

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

Results of Operations

Three Months Ended December 31, 2010 Compared With Three Months Ended December 31, 2009

Revenues for the three months ended December 31, 2010 were $36.6 million, an increase of 2.3% from $35.8 million for the three months ended December 31, 2009. This increase was the result of an increase of 2.9% in management and maintenance fees to $18.8 million for the three months ended December 31, 2010 from $18.3 million for the comparable 2009 period, an increase of 45.8% in flight hour card and Axis Club Membership revenue to $7.3 million for the three months ended December 31, 2010 from $5.0 million for the comparable 2009 period, and an increase of 36.6% in other revenue to $1.7 million for the three months ended December 31, 2010 from $1.3 million for the comparable 2009 period.  These increases were partially offset by a 21.8% decrease in the revenue generated from the sale of fractional aircraft shares to $8.8 million for the three months ended December 31, 2010 from $11.2 million for the comparable 2009 period.

Revenue from the sale of fractional aircraft shares decreased $2.4 million primarily due to the full amortization of revenue from shares sold in prior periods, partially offset by amortization of revenue from shares sold from January 1, 2010 through December 31, 2010.

Revenue from management and maintenance fees increased $0.5 million primarily due to the higher average number of fractional shares through December 31, 2010 from the comparable 2009 period, coupled with an increase in the average monthly management fee per shareowner.

Flight hour card revenue and Axis Club Membership revenue increased $2.3 million primarily due to an increase in flight hour card sales and the resulting increase in flight hour card utilization by owners during the three months ended December 31, 2010 from the comparable 2009 period. Partially offsetting this increase is a decrease in the per hour revenue rate recognized as a result of a greater number of lower priced Axis cards.

Other revenue increased 36.6% to $1.7 million for the three months ended December 31, 2010 from $1.3 million for the three months ended December 31, 2009, due to increased demonstration flights, fuel, remarketing and engine rental revenue.

Operating expenses for the three months ended December 31, 2010 were 14.8% higher than the three months ended December 31, 2009, with total operating expenses of $39.5 million compared to $34.4 million, respectively. The cost of fractional aircraft shares sold decreased to $7.5 million for the three months ended December 31, 2010 from $9.5 million for the three months ended December 31, 2009, due to the full amortization of costs that had been deferred from shares sold in prior periods, partially offset by amortization of costs from shares sold from January 1, 2010 through December 31, 2010.  In fiscal year 2010, the Company recognized a nonrecurring gain on the sale of one of the Company’s core aircraft; no such gain was recorded in fiscal year 2011.

The cost of flight operations, together with the cost of fuel, increased 33.3% to $22.3 million for the three months ended December 31, 2010 from $16.7 million for the three months ended December 31, 2009, primarily due to:

☐
a $2.8 million increase in maintenance expense as a result of an increase in fleet size, flight hours and completion of the aircraft maintenance management acceleration of required fleet maintenance during the second quarter of fiscal year 2011 so as to prepare for peak travel season;

☐	a $1.3 million increase in aircraft lease expense as a result of the addition of four leased aircraft to the fleet in the second quarter of fiscal year 2010;
☐	a $1.2 million increase in cost of fuel due to an increase in flight hours and an increase in the per gallon cost of fuel; and
☐	a $0.2 million increase in pilot expense due primarily to the increase in fleet size.

General and administrative expenses increased 7.1% to $6.7 million for the three months ended December 31, 2010 from $6.2 million for the three months ended December 31, 2009, primarily due to increases in expenses related to flight scheduling and maintenance related administrative costs relating to shipment of parts.

Selling expenses increased 23.6% to $1.7 million for the three months ended December 31, 2010 from $1.4 million for the three months ended December 31, 2009 due to an increase in commission expenses as a result of increased flight hour card sales and an increase in marketing expenses due to increased advertising and target-focused marketing events.

           Loss from operations was $2.9 million for the three months ended December 31, 2010 compared to income from operations of $1.4 million for the three months ended December 31, 2009, for the reasons set forth above.

Interest expense decreased 23.3% to $1.2 million for the three months ended December 31, 2010 from $1.6 million for the three months ended December 31, 2009 due to decreases in the short-term and long-term debt obligations between the two periods as a result of maturity and repayment of loan amounts.

Net loss increased to $4.1 million for the three months ended December 31, 2010 compared to $0.2 million for the three months ended December 31, 2009 due to the decrease in income from operations partially offset by the decrease in total other expenses discussed above.

Six Months Ended December 31, 2010 Compared With Six Months Ended December 31, 2009

Revenues for the six months ended December 31, 2010 were $72.4 million, an increase of 2.0% from $71.0 million for the six months ended December 31, 2009. This increase was the result of an increase of 2.7% in management and maintenance fees to $37.2 million for the six months ended December 31, 2010 from $36.3 million for the comparable 2009 period, an increase of 51.8% in flight hour card and Axis Club Membership revenue to $13.4 million for the six months ended December 31, 2010 from $8.8 million for the comparable 2009 period, and an increase of 40.5% in other revenue to $3.7 million for the six months ended December 31, 2010 from $2.7 million for the comparable 2009 period.  These increases were partially offset by a 22.5% decrease in the revenue generated from the sale of fractional aircraft shares to $18.0 million for the six months ended December 31, 2010 from $23.2 million for the comparable 2009 period.

Revenue from the sale of fractional aircraft shares decreased $5.2 million due to the full amortization of revenue from shares sold in prior periods, partially offset by amortization of revenue from new shares sold from January 1, 2010 through December 31, 2010.

Revenue from management and maintenance fees increased $1.0 million primarily due to the higher average number of fractional shares through December 31, 2010 from the comparable 2009 period, coupled with an increase in the average monthly management fee per shareowner.

Flight hour card revenue and Axis Club Membership revenue increased $4.6 million primarily due to an increase in flight hour card sales and the resulting increase in flight hour card utilization by owners during the six months ended December 31, 2010 from the comparable 2009 period. Partially offsetting this increase is a decrease in the per hour revenue rate recognized as a result of a greater number of lower priced Axis cards.

Other revenue increased 40.5% to $3.7 million for the six months ended December 31, 2010 from $2.7 million for the six months ended December 31, 2009, due to increased demonstration flights, fuel, remarketing and engine rental revenue and revenue from acquired existing fractional aircraft shares that were subsequently sold.

Operating expenses for the six months ended December 31, 2010 were 13.7% higher than the six months ended December 31, 2009, with total operating expenses of $78.8 million compared to $69.3 million, respectively. The cost of fractional aircraft shares sold decreased to $15.6 million for the six months ended December 31, 2010 from $19.7 million for the six months ended December 31, 2009, due to the full amortization of costs that had been deferred from shares sold in prior periods, partially offset by amortization of costs from shares sold from January 1, 2010 through December 31, 2010.  The Company did not recognize a gain on the sale of assets during the six months ended December 31, 2010, and the comparable 2009 gain related to a nonrecurring gain recognized on the sale of one of the Company’s core aircraft.

The cost of flight operations, together with the cost of fuel, increased 33.9% to $43.9 million for the six months ended December 31, 2010 from $32.8 million for the six months ended December 31, 2009, primarily due to:

☐
a $5.4 million increase in maintenance expense as a result of an increase in fleet size, flight hours and completion of the aircraft maintenance management acceleration of required fleet maintenance during the first and second quarters of fiscal year 2011 so as to prepare for peak travel season;

☐	a $2.5 million increase in aircraft lease expense as a result of the addition of four leased aircraft to the fleet in the second quarter of fiscal year 2010;
☐	a $1.5 million increase in cost of fuel due to an increase in flight hours and an increase in the per gallon cost of fuel;

☐	a $0.7 million increase in pilot expense, including training costs, due primarily to the increase in fleet size; and

☐
a $0.6 million increase in chartering expense due to aircraft availability, partially offset by decreases by use of enhanced flight optimization software and flight staff training and a decrease in insurance expense.

General and administrative expenses increased 8.1% to $13.6 million for the six months ended December 31, 2010 from $12.5 million for the six months ended December 31, 2009, primarily due to increases in the costs related to reacquired fractional aircraft shares subsequently sold, expenses related to flight scheduling and maintenance related administrative costs relating to shipment of parts.

Selling expenses increased 36.3% to $3.2 million for the six months ended December 31, 2010 from $2.4 million for the six months ended December 31, 2009 due to an increase in commission expenses as a result of increased flight hour card sales and an increase in marketing expenses due to increased advertising and target-focused marketing events.

Loss from operations was $6.5 million for the six months ended December 31, 2010 compared to income from operations of $1.6 million for the six months ended December 31, 2009, for the reasons set forth above.

Interest expense decreased 23.2% to $2.5 million for the six months ended December 31, 2010 from $3.2 million for the six months ended December 31, 2009 due to decreases in the short-term and long-term debt obligations between the two periods as a result of maturity and repayment of loan amounts.

Net loss increased to $8.9 million for the six months ended December 31, 2010 compared to $1.5 million for the six months ended December 31, 2009 due to the decrease in income from operations partially offset by the decrease in total other expenses discussed above.

Liquidity and Capital Resources

Avantair’s primary sources of liquidity have been cash provided by operations, cash raised from its equity offering as Ardent Acquisition Corp., cash provided from its debt facilities, cash raised in the preferred and common stock offerings, and other asset-based borrowing. The Company uses its cash primarily to fund losses from operations, deposits made on aircraft, leasehold improvements, and to fund the purchase of core aircraft and aircraft which are to be fractionalized. Cash generated from operations has not been sufficient to provide for all the working capital needed to meet Avantair’s requirements. At December 31, 2010 and June 30, 2010, Avantair had a working capital deficit of approximately $51.5 million and $43.9 million, respectively, and a stockholders’ deficit of approximately $41.6 million and $32.2 million, respectively. As of December 31, 2010, cash and cash equivalents amounted to approximately $3.9 million and total assets to $114.8 million. The cash and cash equivalent balance decreased $5.5 million from June 30, 2010 and total assets decreased $16.8 million. The decrease in cash and cash equivalents occurred primarily as a result of the repayment of $2.2 million of long-term debt and $5.8 million of short-term debt, including amounts that had financed the remaining 3.5 fractional aircraft shares available for sale under this Floor Plan Agreement, and expenditures related to the movement of the Company’s routine maintenance schedule to accelerate the required fleet maintenance to occur during the first and second quarters of fiscal year 2011 so as to prepare for peak travel season and due to expenditures for the cost of operations, including amounts accrued for at June 30, 2010, partially offset by cash generated from operations and general timing differences in cash receipts during the period. In addition, accounts receivable increased $4.4 million primarily as a result of use of payment plans by purchasers of flight hour time cards.

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

Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and aircraft under management as well as increase the number of flight hour cards and Axis Club Memberships sold. At December 31, 2010, the Company had 19.5 fractional aircraft shares available for sale. In addition to the cost of acquiring aircraft, Avantair’s primary expenses are related to fuel, aircraft repositioning (i.e., moving an aircraft to another location to accommodate a customer’s need and for demonstration flights for sales purposes), maintenance, charters and insurance. To finance its growth strategy, the Company will continue to actively pursue additional funds through equity financing, including the sale of additional shares of common and preferred stock, asset sales, promotional sales incentives, accelerated payments of management and maintenance fees, debt financing, or a combination thereof.

At December 31, 2010 and June 30, 2010, Avantair had assets of approximately $114.8 million and $131.6 million, respectively. For the three and six months ended December 31, 2010, the Company had revenue of approximately $36.6 million and $72.4 million, respectively, and net losses of approximately $4.1 million and $8.9 million, respectively. Avantair has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. At December 31, 2010, the Company had approximately $3.9 million of unrestricted cash on hand and assuming there is no change in sales and expense trends experienced since the fourth quarter of fiscal 2010, the Company believes that its cash position will be sufficient to continue operations for the foreseeable future.

Financing Arrangements

Avantair’s financing arrangements at December 31, 2010 are described below:

Wells Fargo Equipment Finance, Inc.	$2,463,994
Jet Support Services, Inc.	725,337
Iberia Bank	1,662,811
Wachovia Bank	1,802,339
Other long-term debt	14,442
Midsouth Services, Inc.	11,130,866
$17,799,789

Wells Fargo Equipment Finance, Inc.: In February 2005, the Company entered into financing arrangements for the purchase of core aircraft under various notes payable with Wells Fargo Equipment Finance, Inc. The notes outstanding at December 31, 2010 totaled approximately $2.5 million and are payable in monthly installments ranging from $10,644 to $38,480 with interest ranging from 5.96% to 6.12% per annum through 2012. The notes are collateralized by the aircraft.

Jet Support Services, Inc.: On April 24, 2006, Avantair financed an aircraft maintenance program contract with Jet Support Services, Inc. (“JSSI”) in the amount of $3.4 million. The promissory note provided for seven monthly installments of $145,867 and 53 monthly installments of $45,867, respectively, including interest at 7.0% per year. On April 15, 2008, the Company entered into a financing arrangement with JSSI by means of a $5.5 million promissory note. The new note matures on April 1, 2011 and bears interest at 10.0% per annum, with 35 monthly payments of principal and interest in an amount of $185,127 beginning on June 2, 2008. The new note covered the remaining balance of $0.4 million of the aforementioned promissory note, other costs and fees to be paid by the Company under service agreements with JSSI and related deferred financing costs of approximately $1.0 million which will be amortized over the life of the note using the effective interest method. Upon entering into this payment arrangement and the $5.5 million promissory note, the parties terminated the airframe maintenance contract and agreed to apply the unamortized prepayment under the airframe maintenance contract to the engine maintenance program and will amortize this amount over the remaining 35 month term of that program.  Borrowings outstanding under this arrangement at December 31, 2010 totaled approximately $0.7 million and have been included in the current portion of long-term debt on the accompanying condensed consolidated balance sheets.

Iberia Bank: In August 2007, the Company and Iberia Bank (formerly Century Bank F.S.B.) executed a $2.2 million note agreement for the purchase of one aircraft. The note outstanding at December 31, 2010 totaled approximately $1.7 million and is payable in monthly installments of $27,175 with interest of 8.25% per annum through August 3, 2012. The note is collateralized by the aircraft.

Wachovia Bank: On October 31, 2007, the Company entered into a financing arrangement for the purchase of one used aircraft at a total purchase price of approximately $4.5 million (inclusive of the value of a flight hour card of 100 hours). Financing was obtained from Wachovia through a note payable of $3.9 million. This debt will be repaid monthly over 7 years at an interest rate of the LIBOR rate plus 4.0%. Borrowings outstanding under this arrangement at December 31, 2010 totaled approximately $1.8 million. In September 2009 and September 2010, the Company received waivers of compliance for financial covenants in connection with the note.

Other long-term debt: In October 2009, the Company and Kevco Aviation Inc. executed a $56,614 note agreement for the purchase of equipment. The note outstanding at December 31, 2010 totaled $14,442 and is payable in monthly installments of $2,912 with interest of 3.25% per annum through May 2011. The agreement with Kevco has been included in the current portion of long-term debt on the accompanying condensed consolidated balance sheets.

Midsouth Services, Inc.: The Company has three separate lease agreements with Midsouth.

On October 10, 2007, Avantair acquired a core aircraft under a capital lease obligation with Midsouth.  Under the lease agreement, Midsouth provided funding for the $4.7 million purchase of a pre-owned Piaggio P-180 aircraft and holds title to the aircraft.  Midsouth leases the aircraft exclusively to Avantair on a five year lease at 15.0% interest per annum.  The monthly lease payments for the term of the lease are $89,000.  At the end of the five year lease, Avantair shall purchase the aircraft from Midsouth at the guaranteed residual value in the amount of approximately $2.3 million.  Avantair also has the option to purchase the aircraft anytime during the lease term at the then current guaranteed residual value as set forth on the amortization schedule without penalty.  The obligation outstanding at December 31, 2010 totaled approximately $3.5 million.

In April 2009, the Company amended a lease agreement previously accounted for as an operating lease under ASC Topic 840 “Leases,” dated as of July 31, 2006 between the Company and Midsouth. Pursuant to the amendment, the Company is required to pay $74,900 monthly, at 11.0% interest per annum until August 2011, the expiration of the Lease Agreement. In addition, the Company has agreed to purchase the leased aircraft for approximately $3.0 million from Midsouth within sixty days following the expiration of the term of the Lease Agreement. The lease, as amended, has been classified as a capital lease in the accompanying condensed consolidated balance sheets. The obligation outstanding at December 31, 2010 totaled approximately $3.0 million, net of deferred interest of $0.3 million.

In April 2009, the Company entered into a lease agreement, effective April 6, 2009, pursuant to which Midsouth leases a Piaggio P-180 aircraft to the Company for a ten year lease term at $75,000 per month, at 15.0% interest per annum, plus taxes if applicable. The Company is required to provide Midsouth with 100 hours of flight time per year during the lease term. Hours have been accounted for at their fair value and are liquidated as hours are flown.  Midsouth has the sole option to terminate the lease at the end of the fifth year of the term and to require the Company to purchase the leased aircraft for approximately $3.8 million within ninety days of that date.  If this option is not exercised by Midsouth, the lease will continue for the remaining five years of the term and, at the end of the ten year lease, the Company will be required to purchase the aircraft from Midsouth for $0.3 million. The obligation outstanding at December 31, 2010 totaled approximately $4.6 million.

For additional information regarding these financing arrangements, see Note 3 to the Company’s condensed consolidated financial statements.

Off-Balance Sheet Arrangements

At December 31, 2010, the Company did not have any material commercial commitments (except for those noted in Note 3 “Purchase Commitments” in the accompanying Condensed Consolidated Financial Statements), including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures about Market Risk

Avantair’s primary exposure to market risk results from changes in interest rates. Avantair does not enter into derivatives or other financial instruments for trading or speculative purposes. Avantair has also not entered into financial instruments to manage and reduce the impact of changes in interest rates and foreign currency exchange rates, although Avantair may enter into such transactions in the future.

Interest Rate Risk

Avantair is subject to market risk from exposure to changes in interest rates associated with its debt facility with Wachovia Bank. The current liability, pursuant to which Avantair is obligated to pay Wachovia Bank, has an interest rate that is equal to the LIBOR rate plus 4.0%. At December 31, 2010, the liabilities of Avantair with exposure to interest rate risk were approximately $1.9 million. The Company has not historically used derivative instruments to manage exposure to changes in interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation, it was concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures are effective at a reasonable assurance level and are designed to ensure that the information required to be disclosed in SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There has been no change, other than those noted above, in the internal controls over financial reporting during the three months ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is party to various legal proceedings in the normal course of business. It is expected that these claims would be covered by insurance subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. As of December 31, 2010, there were no legal proceedings which the Company would anticipate having a material adverse effect on its financial position, results of operations or cash flows.

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

February 11, 2011

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