Form 10-Q
period 2011-03-31
Avantair, Inc
filed 2011-05-13
CIK 1303849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2011

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

As of May 11, 2011, there were 26,416,866 shares of the Company’s common stock, $.0001 par value per share, outstanding.

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

The risks described above and in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.  We do not undertake, and expressly disclaim, any obligation to update this forward-looking information, except as required by applicable law.

i

PART I

Item 1. Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2011	2010
	(Unaudited)	(Note 2)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,958,187	$9,446,619
Accounts receivable, net of allowance for doubtful accounts of $201,245 at March 31, 2011 and $208,065 at June 30, 2010	14,384,378	10,976,129
Inventory	384,005	181,782
Current portion of aircraft costs related to fractional share sales	22,996,202	26,680,081
Prepaid expenses and other current assets	4,774,586	2,979,055

Total current assets	46,497,358	50,263,666

Aircraft costs related to fractional share sales, net of current portion	14,112,081	43,461,597

Property and equipment, at cost, net of accumulated depreciation and amortization of $19,074,243 at March 31, 2011 and $15,821,591 at June 30, 2010	36,653,432	22,583,073

OTHER ASSETS
Cash - restricted	2,361,079	2,358,558
Deposits on aircraft	7,693,032	7,883,834
Deferred maintenance on aircraft engines	1,615,958	603,515
Goodwill	1,141,159	1,141,159
Other assets	3,473,503	3,342,198

Total other assets	16,284,731	15,329,264

Total assets	$113,547,602	$131,637,600

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2011	2010
	(Unaudited)	(Note 2)
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$4,963,097	$4,723,718
Accrued liabilities	8,464,828	5,000,249
Customer deposits	1,560,951	1,358,988
Short-term debt	11,200,000	11,000,000
Current portion of long-term debt	7,281,601	4,202,726
Current portion of deferred revenue related to fractional aircraft share sales	25,670,512	32,770,605
Unearned management fee, flight hour card and Axis Club Membership revenues	45,445,104	35,126,401

Total current liabilities	104,586,093	94,182,687

Long-term debt, net of current portion	9,465,962	15,620,479
Deferred revenue related to fractional aircraft share sales, net of current portion	23,120,282	35,085,148
Deferred revenue related to Axis Club Membership sales, net of current portion	1,811,039	1,773,943
Other liabilities	2,741,724	2,520,537

Total long-term liabilities	37,139,007	55,000,107

Total liabilities	141,725,100	149,182,794

COMMITMENTS AND CONTINGENCIES

Series A convertible preferred stock, $.0001 par value, authorized 300,000 shares; 152,000 shares issued and outstanding	14,685,564	14,617,958

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, authorized 700,000 shares; none issued	-	-
Common stock, Class A, $.0001 par value, 75,000,000 shares authorized, 26,411,893 shares issued and outstanding at March 31, 2011 and 26,353,201 shares issued and outstanding at June 30, 2010	2,642	2,635
Additional paid-in capital	57,075,601	56,896,831
Accumulated deficit	(99,941,305)	(89,062,618)

Total stockholders' deficit	(42,863,062)	(32,163,152)

Total liabilities and stockholders' deficit	$113,547,602	$131,637,600

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010

Revenue
Fractional aircraft sold	$7,720,559	$10,458,376	$25,696,960	$33,664,521
Management and maintenance fees	18,713,993	18,329,491	55,946,175	54,594,085
Flight hour card and Axis Club membership revenue	8,029,167	5,683,548	21,443,660	14,518,782
Other revenue	2,024,874	1,538,020	5,768,452	4,201,888

Total revenue	36,488,593	36,009,435	108,855,247	106,979,276

Operating expenses
Cost of fractional aircraft shares sold	6,618,110	8,958,823	22,255,800	28,636,220
Cost of flight operations	16,328,921	13,884,386	51,671,193	39,608,930
Cost of fuel	4,112,436	3,558,323	12,648,324	10,610,995
Gain on sale of assets	-	-	-	(897,595)
General and administrative expenses	7,244,888	6,443,599	20,799,106	18,978,745
Selling expenses	1,327,143	1,348,546	4,553,668	3,715,491
Depreciation and amortization	794,941	1,314,870	3,313,297	4,181,661
Total operating expenses	36,426,439	35,508,547	115,241,388	104,834,447

Income (loss) from operations	62,154	500,888	(6,386,141)	2,144,829

Other income (expenses)
Interest and other income	15,763	7,234	49,916	25,019
Interest expense	(1,034,484)	(1,281,626)	(3,501,015)	(4,492,399)
Total other expenses	(1,018,721)	(1,274,392)	(3,451,099)	(4,467,380)

Net loss	(956,567)	(773,504)	(9,837,240)	(2,322,551)

Preferred stock dividend and accretion of expenses	(364,326)	(364,189)	(1,109,054)	(1,138,547)
Net loss attributable to common stockholders	$(1,320,893)	$(1,137,693)	$(10,946,294)	$(3,461,098)

Loss per common share:
Basic and diluted	$(0.05)	$(0.04)	$(0.41)	$(0.15)

Weighted-average common shares outstanding:
Basic and diluted	26,406,574	26,327,827	26,380,798	22,457,292

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders' Deficit
Nine Months Ended March 31, 2011
(Unaudited)

	Class A		Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2010	26,353,201	$2,635	$56,896,831	$(89,062,618)	$(32,163,152)
Stock-based compensation			272,327		272,327
Dividend on Series A convertible preferred stock				(1,041,447)	(1,041,447)
Accretion of preferred stock issuance costs			(67,607)		(67,607)
Issuance of shares in connection with vested restricted stock, net of shares surrendered in lieu of payroll taxes	48,005	6	(25,949)		(25,943)
Issuance of shares in connection with exercise of warrants	10,687	1	(1)		-
Net loss				(9,837,240)	(9,837,240)
Balance at March 31, 2011	26,411,893	$2,642	$57,075,601	$(99,941,305)	$(42,863,062)

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
OPERATING ACTIVITIES:
Net loss	$(9,837,240)	$(2,322,551)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,313,297	4,181,661
Amortization of deferred interest related to capital lease obligation	318,579	286,426
Stock-based compensation	272,327	287,902
Gain on sale of assets	-	(897,595)
Bad debt (recoveries) expense	(6,820)	33,696

Changes in operating assets and liabilities:
Accounts receivable	(3,401,429)	(4,373,252)
Inventory	(202,223)	(1,674)
Deposits on aircraft	(9,198)	1,189,040
Deferred maintenance agreement on aircraft engines	(1,012,443)	842,025
Prepaid expenses and other current assets	(1,485,531)	(1,471,768)
Notes receivable	-	272,731
Aircraft costs related to fractional shares	22,066,296	28,374,336
Other assets	(131,305)	(422,721)
Accounts payable	239,379	(2,072,980)
Accrued liabilities	3,423,189	(1,394,330)
Unearned management fee, flight hour card and Axis Club Membership revenue	10,605,295	8,677,905
Cash - restricted	(2,521)	(5,384)
Customer deposits	201,963	1,377,067
Deferred revenue related to fractional aircraft share sales	(19,064,959)	(30,702,026)
Deferred revenue related to Axis Club Membership sales	(559,496)	1,573,188
Other liabilities	221,187	20,915
Net cash provided by operating activities	4,948,347	3,452,611

INVESTING ACTIVITIES:
Proceeds from the sale of asset	-	2,900,000
Capital expenditures	(216,557)	(151,015)
Net cash (used in) provided by investing activities	(216,557)	2,748,985

FINANCING ACTIVITIES:
Borrowings under long-term debt	-	56,614
Dividends paid	(1,026,000)	-
Principal payments on long-term debt	(3,394,222)	(10,471,257)
Principal payments on short-term debt	(5,800,000)	(500,000)
Proceeds from issuance of stock, net of cost of stock redemption/registration	-	8,234,374
Net cash used in financing activities	(10,220,222)	(2,680,269)

AVANTAIR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
Net (decrease) increase in cash and cash equivalents	$(5,488,432)	$3,521,327
Cash and cash equivalents, beginning of the period	9,446,619	3,773,789
Cash and cash equivalents, end of the period	$3,958,187	$7,295,116

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$3,501,015	$4,492,399

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Accretion of Series A convertible preferred stock	$67,607	$67,191
Dividends payable on Series A convertible preferred stock	$342,000	$1,071,356
Flight hour cards issued in consideration for equipment	$-	$139,570
Common shares surrendered in lieu of payroll taxes	$25,943	$15,810
Issuance of warrants to underwriter in connection with private sale of common stock	$-	$209,708
Issuance of warrants to Lorne Weil in connection with aircraft agreement	$-	$807,031
Reversal of accrued expense	$-	$44,100
Aicraft purchased under short-term notes payable, net of $0.2 million aircraft deposit	$6,000,000	$-
Flight hour cards issued in consideration for repurchase of fractional aircraft shares	$310,000	$-
Fractional aircraft shares held for lease transferred to fixed assets	$10,940,036	$-

See Notes to Condensed Consolidated Financial Statements.

Avantair, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – OPERATIONS AND MANAGEMENT’S PLANS

Avantair, Inc. (“Avantair” or the “Company”) is engaged in the sale of fractional ownership interests in, and flight hour card usage of, professionally piloted aircraft for personal and business use, and the management of its aircraft fleet.  According to AvData, Avantair is the fifth largest company in the North American fractional aircraft industry.  As of March 31, 2011, Avantair operated 56 aircraft within its fleet, which is comprised of 47 aircraft for fractional ownership, 5 company-owned core aircraft and 4 leased and company-managed aircraft.  Avantair also operates fixed flight-based operations (“FBOs”) in Camarillo, California and Caldwell, New Jersey.  Through these FBOs and its headquarters in Clearwater, Florida, Avantair provides aircraft maintenance, concierge and other services to its customers as well as to the Avantair fleet. In January 2011, the Company opened a maintenance facility in Dallas, Texas.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Reporting

The accompanying unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the interim condensed financial statement rules and regulations of the Securities and Exchange Commission.  In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial statements.  The interim condensed consolidated operating results are not necessarily indicative of the results for a full year or any interim period.  The June 30, 2010 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.  These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Basis of Presentation

All material intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the successful recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business.  As of March 31, 2011, the Company’s recurring losses resulted in a working capital deficit of approximately $58.1 million and a stockholders’ deficit of approximately $42.9 million.  The Company’s primary sources of operating funds are the collection of management and maintenance fees from fractional share owners, and effective February 2011, from lessees through the Axis Lease Program, as well as the sale of fractional ownership shares, flight hour cards, and Axis Club Memberships.  Revenue for the sales by product category can be found in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2011 and 2010, respectively.  Sales by product category follow:

	FY 2011 Unit Sales for the Three Months Ended				FY 2010 Unit Sales for the Nine Months Ended
	September 30, 2010	December 31, 2010	March 31, 2011	Total	March 31, 2010
New fractional shares	3	6	9	18	7
Flight hour cards	104	162	102	368	268
Axis Club Memberships	11	14	6	31	33
Axis Lease Program shares leased	N/A	N/A	5.5	5.5	N/A

Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and aircraft under management as well as increase the number of flight hour cards sold.  At March 31, 2011, the Company had 26.5 fractional aircraft shares available for sale.  In addition to the cost of acquiring aircraft, Avantair’s primary expenses are related to fuel, aircraft repositioning (i.e., moving an aircraft to another location to accommodate a customer’s need and for demonstration flights for sales purposes), maintenance, charters and insurance.  To finance its growth strategy, the Company will continue to actively pursue additional funds through equity financing, including the sale of additional shares of common and preferred stock, asset sales, promotional sales incentives, accelerated payments of management and maintenance fees, debt financing, or a combination thereof.  At March 31, 2011 and June 30, 2010, Avantair had assets of approximately $113.5 million and $131.6 million, respectively.  For the three and nine months ended March 31, 2011, the Company had revenue of approximately $36.5 million and $108.9 million, respectively, and net losses of approximately $1.0 million and $9.8 million, respectively.  Avantair has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability.  At March 31, 2011, the Company had approximately $4.0 million of unrestricted cash on hand and assuming there is no change in recent sales and expense trends, the Company believes that its cash position will be sufficient to continue operations for the foreseeable future.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying disclosures.  These estimates and assumptions are based upon management’s best knowledge of current events and actions that the Company may take in the future.  The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates.  Accordingly, the accounting estimates used in the preparation of the Company’s condensed consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes.  Changes in estimates are made when circumstances warrant.  Such changes in estimates and refinements in estimation methodologies are reflected in the reported financial condition and results of operations; if material, the effects of changes in estimates are disclosed in the notes to the condensed consolidated financial statements.  Significant estimates and assumptions by management affect: the proper recording of revenue arrangements with multiple deliverables, the allowance for doubtful accounts, the carrying value of long-lived assets, the amortization period of long-lived assets, the provision for (benefit of) income taxes and related deferred tax accounts, certain accrued expenses and contingencies, warrant valuations and management’s assessment of its ability to continue as a going concern.

In January 2011, the Company changed its estimate of its depreciable life of its core aircraft to 20 years from an original seven year life. This change in estimate was based upon an evaluation of the aircrafts’ actual service life. This change in estimate will be adopted prospectively and resulted in a $0.5 million reduction in depreciation expense recognized during the three months ended March 31, 2011.

Revenue Recognition

Avantair is engaged in the sale, lease and management of fractional ownership interests of professionally piloted aircraft for personal and business use and access to its aircraft fleet through either 15 or 25 hour flight hour cards (either individually or through the Company’s Axis Club Membership program).  In the case of fractional ownership sales, the aircraft are sold in one-sixteenth shares or multiples thereof.  The purchase agreement grants the customer an undivided interest in a specified aircraft.  When a customer purchases a fractional share or enters into a lease of a fractional share, they are also required to enter into a management and maintenance agreement which grants the customer the right to the use of the aircraft for a specified number of hours each year.  Under the terms of the management and maintenance agreement, the Company agrees to manage, operate and maintain the aircraft on behalf of the customer in exchange for a fixed monthly fee which is recognized ratably over the term of the agreement, usually five years.  If a customer prepays its management and maintenance fee, the prepayment is recorded as unearned revenue and is recognized as revenue on a monthly basis in accordance with the schedule provided for within each agreement.  Flight hour cards provide customers with a fixed number of flight hours for a fixed fee.  The Company defers the entire amount paid by the customer and recognizes revenue on an incremental basis as aircraft hours are flown.  Axis Club Membership fees are paid by the customer in advance, deferred and recognized as revenue over the three year membership term.  Similar to standard flight hour card sales, payment for flight hour cards sold through the Axis Club Membership program are collected in advance of access to the aircraft fleet, deferred and recognized as revenue on an incremental basis as aircraft hours are flown over the three year membership term.

Fractional Aircraft Shares

Prior to the first quarter of fiscal year 2011, the Company did not have the objective evidence specified by Accounting Standards Codification (“ASC”) 605-25 “Multiple-Element Arrangements” to determine the fair value of fractional aircraft shares sold independent of the fair value of the management and maintenance agreement entered into by the purchaser of the fractional aircraft share.  Therefore, the Company adopted the provisions of ASC 605-25 to account for the sale of fractional aircraft shares under which fractional aircraft share sales revenue and related costs of fractional aircraft shares sold were deferred at the time of sale and were recognized ratably over the five-year life of the management and maintenance agreement.

Effective July 1, 2010, the Company adopted the guidance of Accounting Standards Update (“ASU”) 2009-13, which updates ASC 605-25, to value its management and maintenance agreements independent of the sale of a new fractional aircraft share and will recognize fractional aircraft share sales revenue and related costs of fractional aircraft shares sold at the time of the fractional aircraft share sale.  The Company will report the adoption of ASU 2009-13 prospectively to sales beginning in fiscal year 2011 without reflecting the impact of the new accounting guidance on fractional aircraft share sales made prior to July 1, 2010.  There were no fractional aircraft shares sold during the nine months ended March 31, 2011 requiring recognition under this new guidance.  However, see the discussion in the paragraph immediately following concerning the accounting for the sale of select fractional aircraft shares with a repurchase guarantee.  The adoption of ASU 2009-13 is expected to have a material effect on the financial statements issued in periods after July 1, 2010 with respect to the sale of new fractional aircraft shares without residual guarantees.

In July 2010, the Company initiated a promotion on select fractional aircraft shares that offer customers a discount on the fractional aircraft share purchase price and a guarantee to repurchase the fractional aircraft share at the expiration of the related management and maintenance agreement, at the customers’ option, at a determined percent of the original purchase price less the specified remarketing fee.  The program requires that the owners of the select fractional aircraft shares enter into a seven year management and maintenance agreement.  The sale of the select fractional aircraft shares have been accounted for as operating leases in accordance with ASC 840 “Leases” and the revenue earned (less the guaranteed residual value) in connection with the select fractional aircraft shares is recognized ratably over the term of the management and maintenance agreement, usually seven years.  During the three and nine months ended March 31, 2011, the Company sold nine and eighteen select fractional aircraft shares under this program, respectively.  At March 31, 2011, guarantees under this program totaled approximately $4.6 million and are included in deferred revenue related to fractional aircraft share sales.

Management and Maintenance Agreement

Revenue earned in connection with the management and maintenance agreements with fractional aircraft share owners and Axis Lease Program lessees is recognized ratably over the term of the agreement, ranging from two to seven years.  If a customer prepays its management and maintenance fee for a period of one year or longer, the prepayment is recorded as unearned revenue and is recognized as revenue on a monthly basis in accordance with the schedule provided for within each agreement.

Flight hour card and Axis Club Membership Revenue

Flight hour card revenue.  The Company sells access to its aircraft fleet through either a 15 or 25 hour flight hour card for flight time without the requirement to purchase an ownership share in an aircraft.  The card holder pays the Company the entire amount in advance of access to the aircraft fleet.  The Company defers the entire amount paid by the customer and recognizes revenue on an incremental basis as aircraft hours are flown.

Axis Club Membership revenue.  In January 2009, the Company initiated the Axis Club Membership program that offers customers access to blocks of flight time at a discount from the standard flight hour card rates for a set, three year membership fee.  The program requires that Axis Club members purchase a minimum of three 25 hour blocks of flight hour cards over the three year membership term.  Axis Club Membership fees are paid by the customer in advance, deferred and recognized as revenue over the three year membership term.  Similar to standard flight hour card sales, payment for flight hour cards sold through the Axis Club Membership program are collected in advance of access to the aircraft fleet, deferred and recognized as revenue on an incremental basis as aircraft hours are flown over the three year membership term.

Other Revenues

Other revenues are comprised primarily of revenue from demonstration flights, revenue from the sale of fuel at the Company’s FBO facilities and revenue from the rental of hangar space at the Company’s operating locations.  Revenue from fuel sales and hangar rentals are recorded when goods are delivered or services are rendered.  Demonstration flight revenue is earned as the Company charges prospective fractional aircraft share owners on an hourly basis for each hour the prospective fractional aircraft share owners are flown to demonstrate the quality and capabilities of the aircraft.  The Company recognizes revenue related to these demonstration flights when the flight is completed.

Aircraft Costs Related To Fractional Aircraft Sales

As a result of the initial adoption of ASC 605-25, the Company recognized revenue from the sale of fractional aircraft shares as income over the five-year period of the management and maintenance agreement.  The aircraft costs related to sales of fractional aircraft shares consist of the cost of the aircraft which is recorded as an asset and recognized as the cost of fractional aircraft shares sold over the five-year period of the management and maintenance agreement.  In connection with its adoption of ASU 2009-13, the Company established the specific objective evidence required by ASC 605-25 for arrangements with multiple-deliverables.  Management adopted ASU 2009-13 on a prospective basis effective July 1, 2010 and will apply the separation accounting to new fractional aircraft share sales contracts.  Fractional aircraft share costs are recognized at the time of a fractional aircraft share sale, rather than over the five-year period of the management and maintenance agreement.

Maintenance Expense Policy

The Company uses the direct expense method of accounting for non-refurbishment aircraft maintenance.  Engine maintenance is performed by third parties under contract which transfer risk, and related costs are expensed as incurred.  Airframe maintenance is performed in-house and related costs are expensed as incurred.  Refurbishments of the interiors of the aircraft, which extend the life of the aircraft, are capitalized and depreciated over the estimated useful life of three years.

Prepaid Pilot Training

The costs related to the training of pilots as required by Federal Aeronautic Regulations are capitalized and amortized over the twelve month certification period.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740 “Income Taxes.”  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established to reduce deferred tax assets to the amounts expected to be realized.  The Company calculated an annual effective tax rate to determine the interim period income tax provisions; however, no tax liability was accrued for the three and nine months ended March 31, 2011, as the Company expects to have sufficient operating loss and tax credit carryforwards to cover any taxable income.

Effective July 1, 2007, the Company adopted the provisions of ASC 740 relating to uncertain tax positions.  ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The Company has identified its federal tax return and State of Florida tax return as “major” tax jurisdictions, as defined in ASC 740.  The Company evaluations were performed for the tax years ended 2005 through 2010.  The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

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

The Company accounts for stock-based compensation to employees and directors in accordance with ASC 718 “Compensation-Stock Compensation,” which requires the recognition of compensation expense for employee stock options and other share-based payments.  Under ASC 718, expense related to employee stock options and other share-based payments is recognized over the relevant service period based on the fair value of each stock option grant.  In addition, the Company recognizes in its Condensed Consolidated Statements of Operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors.  Compensation expense for equity-based awards is recognized over the requisite service period, usually the vesting period on a straight-line basis, while compensation expense for liability-based awards (those usually settled in cash rather than stock) is measured at fair-value at each balance sheet date until the award is settled.

Stock-based compensation expense related to this plan, which is included in “General and administrative expenses” in the accompanying Condensed Consolidated Statements of Operations, was $82,447 and $272,327 for the three and nine months ended March 31, 2011 and was $97,856 and $287,902 for the three and nine months ended March 31, 2010, respectively.  There were no related income tax benefits recognized in the accompanying Condensed Consolidated Statements of Operations for the three or nine months ended March 31, 2011 or for the comparable 2010 period.  As of March 31, 2011, the Company had 239,625 shares of restricted stock and 951,100 stock options outstanding.

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with ASC 815 “Derivatives and Hedging,” which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts.  The Company also considers ASC 815 in determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as an equity instrument, an asset or a liability.  The Company evaluates the conversion feature embedded in its Series A Convertible Preferred Stock based on the criteria of ASC 815 to determine whether the conversion feature is required to be bifurcated from the Preferred Stock and accounted for separately as a derivative.  Based on management’s evaluation, the embedded conversion feature did not require bifurcation and derivative accounting as of March 31, 2011.

Goodwill and Long-lived Assets

The Company accounts for goodwill and other intangible assets under ASC 350 "Intangibles — Goodwill and Other." ASC 350 eliminates the amortization of goodwill and certain other intangible assets and requires an evaluation of impairment by applying a fair-value based test.  The goodwill impairment test is a two-step process which requires management to make judgments in determining the assumptions to use in the calculation.  The first step of the process consists of estimating the fair value of the Company’s reporting units based on discounted cash flow models using revenue and profit forecasts and comparing the estimated fair values with the carrying values of the Company’s reporting units which include the goodwill.  If the estimated fair values are less than the carrying values, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill.  The determination of the Company’s “implied fair value” requires the Company to allocate the estimated fair value to the assets and liabilities of the reporting unit.  Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value.

The Company performs its annual goodwill impairment testing in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired.  Application of the goodwill impairment test requires significant judgments, including the estimation of future cash flows, which is dependent on internal forecasts; the estimation of the long-term rate of growth for the Company; the estimation of aircraft in use; the useful life over which cash flows will occur; and the determination of cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment.

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

The fair value of the Company’s assets and liabilities that qualify as financial instruments under ASC 820, including cash and cash equivalents, cash-restricted, accounts receivable, accounts payable, accrued liabilities, unearned management fees and flight hour card revenues and short-term debt, are carried at cost, which approximates fair value due to the short-term maturity of these instruments.  Long-term obligations approximate fair value, given management’s evaluation of the instruments’ current rates compared to market rates of interest and other factors.

The Company measures fair value based on the following key objectives:

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

During the three and nine months ended March 31, 2011, the Company has elected not to use the fair value option permitted under ASC 820 for any of its financial assets and financial liabilities that are not already recorded at fair value.

Loss Per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding for the period.  Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted into common stock, or resulted in the issuance of common stock that then shared in the earnings of the entity.

For the three and nine months ended March 31, 2011, a total of 8,254,089 share-equivalents of potentially dilutive securities were excluded from the calculation of diluted earnings per common share.  These securities were comprised of 2,373,620 warrants issued to Lorne Weil in conjunction with the LW Air transactions; 437,887 warrants issued to EarlyBirdCapital  (“EBC”) in consideration for services rendered as placement agent for the Company’s June, September and October 2009 private placements; 951,100 options to purchase shares of common stock were outstanding during the periods but were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive as calculated under the treasury method promulgated by ASC 260 “Earnings Per Share;” and 4,251,857 shares of common stock reserved for issuance upon the conversion of the outstanding Series A Preferred Shares.  In accordance with ASC 260’s contingently issuable shares provision, 239,625 shares of unvested common stock awards (“restricted stock”) granted were not included in the calculation because all the necessary conditions for vesting had not been satisfied.

For the three and nine months ended March 31, 2010, a total of 7,355,295 share-equivalents of potentially dilutive securities were excluded from the calculation of diluted earnings per common share.  These securities were comprised of 2,373,620 warrants issued to Lorne Weil in conjunction with the LW Air transactions; 455,887 warrants issued to EBC in consideration for services rendered as placement agent for the Company’s June, September and October 2009 private placements; 150,000 options to purchase shares of common stock were outstanding during the periods but were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive as calculated under the treasury method promulgated by ASC 260; and 4,251,857 shares of common stock reserved for issuance upon the conversion of the outstanding Series A Preferred Shares.  In accordance with ASC 260’s contingently issuable shares provision, 123,931 shares of unvested common stock awards (“restricted stock”) granted were not included in the calculation because all the necessary conditions for vesting had not been satisfied.

Recently Issued Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company conducts a major part of its operations from leased facilities, which include airplane hangars and administrative offices.  The 15 year hangar lease in Clearwater, Florida expiring in 2020 is classified as an operating lease.  The lease provides for rent allocation credits for the first three years.  These credits have been netted in rental expense on a straight-line basis over the term of the lease.  The Company also has a 15 year lease for its fixed flight-based operation in Camarillo, California expiring in 2021 and a 10 year lease for its fixed flight-based operation in Caldwell, New Jersey expiring in 2018, which are classified as operating leases. In January 2011, the Company entered into a 3 year operating lease agreement for a maintenance facility in Dallas, Texas.

Most of the Company’s facilities operating leases contain an option to renew at the then fair rental value for periods of five to ten years.  These options enable the Company to retain the use of facilities in desirable operating areas.

During the second quarter of fiscal 2010, the Company, through an arms-length transaction, transferred its rights to purchase four Piaggio Avanti II aircraft to LW Air pursuant to the existing aircraft purchase agreement between the Company and Piaggio America, Inc.  Simultaneous with this transaction, the Company entered into an eight-year management agreement for those aircraft.  Pursuant to the agreement between the parties, the Company will manage each aircraft for a monthly fee, which is variable based upon aircraft flight hours, but will not exceed $56,500 per month.  The agreement also allows the Company to enter into short-term leases for the use of the aircraft at a specified dry lease rate per flight hour.  Effective July 1, 2010, the terms of the management agreement were amended to reduce the maximum management fee to be charged to $44,000 per month for each aircraft for the eight months ended February 28, 2011, after which the maximum management fee to be charged will continue to be $56,500 per month for each aircraft.  The Company accounts for the management agreement as an operating lease.  The Company accrued $375,000 for services rendered by a third party in connection with this transaction.  The fee is being amortized to aircraft lease expense over the term of the agreement.

In addition, the Company leases transportation equipment and data processing equipment under operating leases expiring during the next three years.

Purchase Commitments

On June 20, 2008, Avantair assigned its rights and obligations to purchase twenty Embraer Phenom 100 (“Phenom 100”) aircraft positions to Share 100 Holding Co., LLC (“Share 100”), a wholly-owned subsidiary of Avantair.  On the same date, Avantair entered into a membership interest purchase agreement with Executive Air Shares Corporation (“EAS”), in which EAS purchased the Class A membership of Share 100 and Avantair retained the Class B membership.  EAS, as Class A member, has the rights and obligations to purchase the Phenom 100 aircraft with positions one through eighteen and to fund payment due in connection with these aircraft.  EAS paid Share 100 approximately $2.47 million in connection with these transactions and made an additional $750,000 capital contribution to Share 100 in December 2008, all of which was, immediately distributed to Avantair.  Avantair, as Class B member, has the rights and obligations to purchase the Phenom 100 aircraft with positions nineteen and twenty and to fund payment due in connection with these aircraft.  EAS had the option to purchase aircraft nineteen and twenty which was to have been exercised by October 1, 2010; if exercised, EAS would reimburse Avantair for all payments made relative to these aircraft and provide all remaining funds required.  In the event that EAS did not exercise the option to purchase aircrafts nineteen and twenty by October 1, 2010, Avantair would have the right and obligation to purchase the nineteenth and twentieth aircraft.  During November 2010, the Company and EAS entered into an agreement to extend the exercise requirement date to April 1, 2011.  In April 2011, the Company further extended the exercise requirement date with EAS to December 1, 2011. If EAS defaults under its obligations to purchase the aircraft positions, EAS will forfeit all deposits paid for the undelivered aircraft, including the funds distributed to Avantair.  Avantair will then be responsible for the rights and obligations of the remaining undelivered aircraft.  If Avantair defaults under its obligations to purchase the last two aircraft positions, any deposits paid by Avantair in connection with the undelivered Class B aircraft will be forfeited.

As of March 31, 2011, Avantair had contractual commitments to purchase 51 additional Piaggio Avanti II aircraft through 2013 with a mutual understanding that the aircraft delivery dates can be extended.  The total commitment, including a proposed price escalation, is valued at approximately $323 million.

Financing Commitments- Short-term

Short-term debt consists of the following as of March 31, 2011:

Midsouth Services, Inc.	$11,200,000

On April 2, 2009, Avantair entered into two Floor Plan Agreements with Midsouth Services, Inc. (“Midsouth”) to replace Midsouth’s existing Floor Plan Agreements dated July 31, 2008.  The new Floor Plan Agreements extended credit to Avantair in an increased amount of $11.6 million to be used towards the purchase of new Piaggio P-180 aircraft.  The Floor Plan Agreements cover an amount not to exceed $5.8 million for a term of twelve months.  The Company has the sole option to terminate one of the Floor Plan Agreements during the term with ninety days written notice.  The Company has agreed to pay Midsouth a monthly fee of $82,500 for each Floor Plan Agreement during the term.  During December 2010, the Company repaid one of the new Floor Plan Agreements in the amount of $5.8 million.  Borrowings outstanding under the remaining new Floor Plan Agreement at March 31, 2011 totaled $5.2 million.

In March 2011, the Company negotiated financing terms pursuant to a Floor Plan Financing Agreement with Midsouth which shall be used towards the purchase of new Piaggio P-180 aircraft for resale in the fractional program.   The most recent agreement is similar to the previous arrangements between Midsouth and Avantair in that Midsouth agrees to extend credit to Avantair for the purchase of fractional aircraft for a term of the later of: (1) twelve months or (2) until the date on which the net purchase price for the aircraft financed pursuant to the Floor Plan Agreement is paid.  The Company has agreed to pay Midsouth a monthly fee of $65,000 following the commencement of the term pursuant to the Floor Plan Agreement. Borrowings outstanding under the new Floor Plan Agreement at March 31, 2011 totaled $6.0 million.

Financing Commitments - Long-term

Long-term debt consists of the following as of March 31, 2011:

Wells Fargo Equipment Finance, Inc.	$2,353,131
Jet Support Services, Inc.	183,599
Iberia Bank	1,615,349
Wachovia Bank	1,662,807
Other long-term debt	5,800
Midsouth Services, Inc.	10,926,877
16,747,563
Less current portion	(7,281,601)
Long-term debt	$9,465,962

Wells Fargo Equipment Finance, Inc.

In February 2005, the Company entered into financing arrangements for the purchase of core aircraft under various notes payable with Wells Fargo Equipment Finance, Inc.  The notes outstanding at March 31, 2011 totaled approximately $2.4 million and are payable in monthly installments ranging from $10,644 to $38,480 with interest ranging from 5.96% to 6.12% per annum through 2012.  The notes are collateralized by the aircraft.

Jet Support Services, Inc.

On April 24, 2006, Avantair financed an aircraft maintenance program contract with Jet Support Services, Inc. (“JSSI”) in the amount of $3.4 million.  The promissory note provided for seven monthly installments of $145,867 and 53 monthly installments of $45,867, respectively, including interest at 7.0% per year.  On April 15, 2008, the Company entered into a financing arrangement with JSSI by means of a $5.5 million promissory note.  The new note matures on April 1, 2011 and bears interest at 10.0% per annum, with 35 monthly payments of principal and interest in an amount of $185,127 beginning on June 2, 2008.  The new note covered the remaining balance of $0.4 million of the aforementioned promissory note, other costs and fees to be paid by the Company under service agreements with JSSI and related deferred financing costs of approximately $1.0 million which will be amortized over the life of the note using the effective interest method.  Upon entering into this payment arrangement and the $5.5 million promissory note, the parties terminated the aircraft maintenance program contract and agreed to apply the unamortized prepayment under the aircraft maintenance program contract to the engine maintenance program and to amortize this amount over the remaining 35 month term of that program.  Borrowings outstanding under this arrangement at March 31, 2011 totaled approximately $0.2 million and have been included in the current portion of long-term debt on the accompanying condensed consolidated balance sheets.

Iberia Bank

In August 2007, the Company and Iberia Bank (formerly Century Bank F.S.B.) executed a $2.2 million note agreement for the purchase of one aircraft.  The note outstanding at March 31, 2011 totaled approximately $1.6 million and is payable in monthly installments of $27,175 with interest of 8.25% per annum through August 3, 2012.  The note is collateralized by the aircraft.

Wachovia Bank

On October 31, 2007, the Company entered into a financing arrangement for the purchase of one used aircraft at a total purchase price of approximately $4.5 million (inclusive of the value of a flight hour card of 100 hours).  Financing was obtained from Wachovia through a note payable of $3.9 million.  This debt will be repaid on a monthly basis over 7 years at an interest rate of LIBOR plus 4.0%.  Borrowings outstanding under this arrangement at March 31, 2011 totaled approximately $1.7 million.  In September 2009 and September 2010, the Company received waivers of compliance for financial covenants in connection with the note.

Other long-term debt

In October 2009, the Company and Kevco Aviation Inc. executed a $56,614 note agreement for the purchase of equipment.  The note outstanding at March 31, 2011 totaled $5,800 and is payable in monthly installments of $2,912 with interest of 3.25% per annum through May 2011.  The agreement with Kevco has been included in the current portion of long-term debt on the accompanying condensed consolidated balance sheets.

Capital Lease Transactions

Midsouth Services, Inc.

The Company has three separate lease agreements with Midsouth.

On October 10, 2007, Avantair acquired a core aircraft under a capital lease obligation with Midsouth.  Under the lease agreement, Midsouth provided funding for the $4.7 million purchase of a pre-owned Piaggio P-180 aircraft and holds title to the aircraft.  Midsouth leases the aircraft exclusively to Avantair on a five year lease at 15.0% interest per annum.  The monthly lease payments for the term of the lease are $89,000.  At the end of the five year lease, Avantair shall purchase the aircraft from Midsouth at the guaranteed residual value in the amount of approximately $2.3 million.  Avantair also has the option to purchase the aircraft anytime during the lease term at the then current guaranteed residual value as set forth on the amortization schedule without penalty.  The obligation outstanding at March 31, 2011 totaled approximately $3.4 million.

In April 2009, the Company amended a lease agreement previously accounted for as an operating lease under ASC 840 “Leases,” dated as of July 31, 2006 between the Company and Midsouth.  Pursuant to the amendment, the Company is required to pay $74,900 per month, at 11.0% interest per annum until August 2011, the expiration of the lease agreement.  In addition, the Company has agreed to purchase the leased aircraft for approximately $3.0 million from Midsouth within sixty days following the expiration of the lease agreement. The lease, as amended, has been classified as a capital lease in the accompanying condensed consolidated balance sheets. The obligation outstanding at March 31, 2011 totaled approximately $2.9 million, net of deferred interest of $0.2 million.

In April 2009, the Company entered into a lease agreement, effective April 6, 2009, pursuant to which Midsouth leases a Piaggio P-180 aircraft to the Company for a ten year lease term at $75,000 per month, at 15.0% interest per annum, plus taxes if applicable.  The Company is required to provide Midsouth with 100 hours of flight time per year during the lease term.  Hours have been accounted for at their fair value and are liquidated as hours are flown.  Midsouth has the sole option to terminate the lease at the end of the fifth year of the lease term and require the Company to purchase the leased aircraft for approximately $3.8 million within ninety days of that date.  If this option is not exercised by Midsouth, the lease will continue for the remaining five years of the lease term and, at the end of the ten year lease, the Company will be required to purchase the aircraft from Midsouth for $0.3 million.  The obligation outstanding at March 31, 2011 totaled approximately $4.6 million.

The capital lease obligations are included in long-term debt in the accompanying condensed consolidated balance sheets.

NOTE 4 – EQUITY TRANSACTIONS

As of March 31, 2011, the Company had 26,411,893 shares of its common stock outstanding and 2,069,066 shares of common stock available for future issuance under the Company’s 2006 Long-Term Incentive Plan.  As of March 31, 2011, the Company had 152,000 shares of Series A Preferred Shares outstanding.  The Company has 4,251,857 shares of common stock reserved on its books and records for issuance upon the conversion of the outstanding Series A Preferred Shares.  As a result of the sales of shares consummated on June 30, September 25, and October 16, 2009, the conversion price of the Series A Preferred Shares was reduced from $5.15 to $3.57.

By recommendation of the Compensation Committee and approval by the Board of Directors, 175,000 stock options were granted to the Company’s three named executive officers, effective October 1, 2010, pursuant to the Company's 2006 Long-Term Incentive Plan.  One-third of the shares will vest one year following the grant date, and one-twelfth of the shares will vest every three months thereafter.  All options granted under the 2006 Long-Term Incentive Plan are accounted for in accordance with ASC 718 and will be included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

In January 2011, Avantair granted 10,000 shares of restricted stock to each of its seven non-employee directors of the Company’s Board of Directors.  One-third of the shares of restricted stock granted to the directors will vest upon each of the next three successive annual meetings of stockholders, subject to the grantee’s continued service on the Board of Directors. Compensation expense related to this restricted stock is recognized ratably over the three years based on the fair value of the shares at date of grant.

In January 2011, the Company’s 2006 Long-Term Incentive Plan was amended to increase the number of shares available to be awarded thereunder by 2 million shares for a total of 3.5 million shares of common stock reserved for issuance under the Plan.

NOTE 5 – SUBSEQUENT EVENTS

Subsequent to March 31, 2011, the Company entered into three short-term notes payable with third parties to finance three $0.6 million deposits on three new aircraft. The interest rates of the agreements range from 9.67% to 12.0% annually and the terms range from three to five months or until the Company takes delivery of the aircraft.

Also subsequent to March 31, 2011, the Company entered into a ten year sale and leaseback agreement with a third party on a future aircraft delivery. Under this agreement, the Company will pay $50,000 monthly, and provide 125 flight hours annually to the lessor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Avantair is engaged in the sale of fractional ownership interests in, and flight hour card usage of, professionally piloted aircraft for personal and business use, and the management of its aircraft fleet.  According to AvData, Avantair is the fifth largest company in the North American fractional aircraft industry.  As of March 31, 2011, Avantair operated 56 aircraft within its fleet, which is comprised of 47 aircraft for fractional ownership, 5 company-owned core aircraft and 4 leased and company-managed aircraft.  Avantair also operates fixed flight-based operations (“FBOs”) in Camarillo, California and Caldwell, New Jersey.  Through these FBOs and its headquarters in Clearwater, Florida, Avantair provides aircraft maintenance, concierge and other services to its customers as well as to the Avantair fleet. In January 2011, the Company opened a maintenance facility in Dallas, Texas.

Avantair generates revenues primarily through the sale and lease of fractional ownership shares of aircraft, by providing management and maintenance services related to those aircraft, and by providing access to its aircraft fleet through the sale of flight hour cards providing either 15 or 25 hours of flight time per year (either individually or through the Company’s Axis Club Membership program).  The Company markets and sells fractional ownership interests to individuals and businesses with a minimum share size of a one-sixteenth ownership interest.  Under management and maintenance agreements with fractional owners, Avantair provides pilots, maintenance, fuel and hangar space for the aircraft.

In January 2009, Avantair initiated the Axis Club Membership program.  This product offers access to blocks of flight hours for a three year membership fee of $75,000.  The program requires Axis Club members to purchase a minimum of three 25 hour flight hour cards for $80,000 or less, dependent upon the type of membership purchased, over a three year period.  The program also allows for the conversion of club membership into fractional ownership.  Members are not charged a management and maintenance fee until they are fractional owners.

Avantair presently sources all of its aircraft from a single manufacturer, Piaggio America, Inc. (“Piaggio”).  As of March 31, 2011, Avantair had contractual commitments to purchase 51 additional Piaggio Avanti II aircraft through 2013 with a mutual understanding that the aircraft delivery dates can be extended.  The total commitment, including a proposed price escalation, is valued at approximately $323 million.  The Company’s agreement with Piaggio permits it some flexibility to defer a portion of the aircraft deliveries and the Company has exercised this flexibility at certain times in order to take deliveries in line with the Company’s sales expectations.  Avantair believes that the pricing structure afforded by utilizing the Piaggio Avanti aircraft allows Avantair to attract a customer desiring quality at a lower price point.  Offering the cabin cross section of a mid-size aircraft and the fuel efficiency of a turboprop, along with no hourly fees, allows Avantair to lower the cost of private air travel for a broader range of consumers.

The Company’s primary sources of operating funds are the collection of management and maintenance fees from fractional share owners, and effective February 2011, from lessees through the Axis Lease Program, as well as the sale of fractional ownership shares, flight hour cards, and Axis Club Memberships.  Revenue for the sales by product category can be found in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2011 and 2010, respectively.  Sales by product category follow:

	FY 2011 Unit Sales for the Three Months Ended				FY 2010 Unit Sales for the Nine Months Ended
	September 30, 2010	December 31, 2010	March 31, 2011	Total	March 31, 2010
New fractional shares	3	6	9	18	7
Flight hour cards	104	162	102	368	268
Axis Club Memberships	11	14	6	31	33
Axis Lease Program shares leased	N/A	N/A	5.5	5.5	N/A

Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and aircraft under management as well as increase the number of flight hour cards and Axis Club Memberships sold.  At March 31, 2011, the Company had 26.5 fractional aircraft shares available for sale.  In addition to the cost of acquiring aircraft, Avantair’s primary expenses are related to fuel, aircraft repositioning (i.e., moving an aircraft to another location to accommodate a customer’s need and for demonstration flights for sales purposes), maintenance, charters and insurance.  To finance its growth strategy, the Company will continue to actively pursue additional funds through equity financing, including the sale of additional shares of common and preferred stock, asset sales, promotional sales incentives, accelerated payments of management and maintenance fees, debt financing, or a combination thereof.  At March 31, 2011 and June 30, 2010, Avantair had assets of approximately $113.5 million and $131.6 million, respectively.  For the three and nine months ended March 31, 2011, the Company had revenue of approximately $36.5 million and $108.9 million, respectively, and net losses of approximately $1.0 million and $9.8 million, respectively.  Avantair has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability.  At March 31, 2011, the Company had approximately $4.0 million of unrestricted cash on hand and assuming there is no change in recent sales and expense trends, the Company believes that its cash position will be sufficient to continue operations for the foreseeable future.

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

In January 2011, the Company changed its estimate of its depreciable life of its core aircraft to 20 years from an original seven year life. This change in estimate was based upon an evaluation of the aircrafts’ actual service life. This change in estimate will be adopted prospectively and resulted in a $0.5 million reduction in depreciation expense recognized during the three months ended March 31, 2011.

Revenue Recognition

Avantair is engaged in the sale, lease and management of fractional ownership interests of professionally piloted aircraft for personal and business use and access to its aircraft fleet through either 15 or 25 hour flight hour cards (either individually or through the Company’s Axis Club Membership program).  In the case of fractional ownership sales, the aircraft are sold in one-sixteenth shares or multiples thereof.  The purchase agreement grants the customer an undivided interest in a specified aircraft.  When a customer purchases a fractional share or enters into a lease of a fractional share, they are also required to enter into a management and maintenance agreement which grants the customer the right to the use of the aircraft for a specified number of hours each year.  Under the terms of the management and maintenance agreement, the Company agrees to manage, operate and maintain the aircraft on behalf of the customer in exchange for a fixed monthly fee which is recognized ratably over the term of the agreement, usually five years.  If a customer prepays its management and maintenance fee, the prepayment is recorded as unearned revenue and is recognized as revenue on a monthly basis in accordance with the schedule provided for within each agreement.  Flight hour cards provide customers with a fixed number of flight hours for a fixed fee.  The Company defers the entire amount paid by the customer and recognizes revenue on an incremental basis as aircraft hours are flown.  Axis Club Membership fees are paid by the customer in advance, deferred and recognized as revenue over the three year membership term.  Similar to standard flight hour card sales, payment for flight hour cards sold through the Axis Club Membership program are collected in advance of access to the aircraft fleet, deferred and recognized as revenue on an incremental basis as aircraft hours are flown over the three year membership term.

Fractional Aircraft Shares

Prior to the first quarter of fiscal year 2011, the Company did not have the objective evidence specified by ASC 605-25 to determine the fair value of fractional aircraft shares sold independent of the fair value of the management and maintenance agreement entered into by the purchaser of the fractional aircraft share.  Therefore, the Company adopted the provisions of ASC 605-25 to account for the sale of fractional aircraft shares under which fractional aircraft share sales revenue and related costs of fractional aircraft shares sold were deferred at the time of sale and were recognized ratably over the five-year life of the management and maintenance agreement.

Effective July 1, 2010, the Company adopted the guidance of ASU 2009-13, which updates ASC 605-25, to value its management and maintenance agreements independent of the sale of a new fractional aircraft share and will recognize fractional aircraft share sales revenue and related costs of fractional aircraft shares sold at the time of the fractional aircraft share sale.  The Company will report the adoption of ASU 2009-13 prospectively to sales beginning in fiscal year 2011 without reflecting the impact of the new accounting guidance on fractional aircraft share sales made prior to July 1, 2010.  There were no fractional aircraft shares sold during the nine months ended March 31, 2011 requiring recognition under this new guidance.  However, see the discussion in the paragraph immediately following concerning the accounting for the sale of select fractional aircraft shares with a repurchase guarantee.  The adoption of ASU 2009-13 is expected to have a material effect on the financial statements issued in periods after July 1, 2010 with respect to the sale of new fractional aircraft shares without residual guarantees.

In July 2010, the Company initiated a promotion on select fractional aircraft shares that offer customers a discount on the fractional aircraft share purchase price and a guarantee to repurchase the fractional aircraft share at the expiration of the related management and maintenance agreement, at the customers’ option, at a determined percent of the original purchase price less the specified remarketing fee.  The program requires that the owners of the select fractional aircraft shares enter into a seven year management and maintenance agreement.  The sale of the select fractional aircraft shares have been accounted for as operating leases in accordance with ASC 840 and the revenue earned (less the guaranteed residual value) in connection with the select fractional aircraft shares is recognized ratably over the term of the management and maintenance agreement, usually seven years.  During the three and nine months ended March 31, 2011, the Company sold nine and eighteen select fractional aircraft shares under this program, respectively.  At March 31, 2011, guarantees under this program totaled approximately $4.6 million and are included in deferred revenue related to fractional aircraft share sales.

Other Revenues

Other revenues are comprised primarily of revenue from demonstration flights, revenue from the sale of fuel at the Company’s FBO facilities and revenue from the rental of hangar space at the Company’s operating locations.  Revenue from fuel sales and hangar rentals are recorded when goods are delivered or services are rendered.  Demonstration flight revenue is earned as the Company charges prospective fractional aircraft share owners on an hourly basis for each hour the prospective fractional aircraft share owners are flown to demonstrate the quality and capabilities of the aircraft.  The Company recognizes revenue related to these demonstration flights when the flight is completed.

Aircraft Costs Related To Fractional Aircraft Sales

As a result of the initial adoption of ASC 605-25, the Company recognized revenue from the sale of fractional aircraft shares as income over the five-year period of the management and maintenance agreement.  The aircraft costs related to sales of fractional aircraft shares consist of the cost of the aircraft which is recorded as an asset and recognized as the cost of fractional aircraft shares sold over the five-year period of the management and maintenance agreement.  In connection with its adoption of ASU 2009-13, the Company established the specific objective evidence required by ASC 605-25 for arrangements with multiple-deliverables.  Management adopted ASU 2009-13 on a prospective basis effective July 1, 2010 and will apply the separation accounting to new fractional aircraft share sales contracts.  Fractional aircraft share sale costs are recognized at the time of a fractional aircraft share sale, rather than over the five-year period of the management and maintenance agreement.

Maintenance Expense Policy

The Company uses the direct expense method of accounting for non-refurbishment aircraft maintenance.  Engine maintenance is performed by third parties under contract which transfer risk, and related costs are expensed as incurred.  Airframe maintenance is performed in-house and related costs are expensed as incurred.  Refurbishments of the interiors of the aircraft, which extend the life of the aircraft, are capitalized and depreciated over the estimated useful life of three years.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees and directors in accordance with ASC 718 which requires the recognition of compensation expense for employee stock options and other share-based payments.  Under ASC 718, expense related to employee stock options and other share-based payments is recognized over the relevant service period based on the fair value of each stock option grant.  In addition, the Company recognizes in its Condensed Consolidated Statements of Operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors.  Compensation expense for equity-based awards is recognized over the requisite service period, usually the vesting period on a straight line basis, while compensation expense for liability-based awards (those usually settled in cash rather than stock) is measured at fair-value at each balance sheet date until the award is settled.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established to reduce deferred tax assets to the amounts expected to be realized.

Goodwill and Long-lived Assets

The Company accounts for goodwill and other intangible assets under ASC 350.  ASC 350 eliminates the amortization of goodwill and certain other intangible assets and requires an evaluation of impairment by applying a fair-value based test.  The goodwill impairment test is a two-step process which requires management to make judgments in determining the assumptions to use in the calculation.  The first step of the process consists of estimating the fair value of the Company’s reporting units based on discounted cash flow models using revenue and profit forecasts and comparing the estimated fair values with the carrying values of the Company’s reporting units which include the goodwill.  If the estimated fair values are less than the carrying values, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill.  The determination of the Company’s “implied fair value” requires the Company to allocate the estimated fair value to the assets and liabilities of the reporting unit.  Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value.

The Company performs its annual goodwill impairment testing in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired.  Application of the goodwill impairment test requires significant judgments, including the estimation of future cash flows, which is dependent on internal forecasts; the estimation of the long-term rate of growth for the Company; the estimation of aircraft in use; the useful life over which cash flows will occur; and the determination of cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment.

Results of Operations

Three Months Ended March 31, 2011 Compared With Three Months Ended March 31, 2010

Revenues for the three months ended March 31, 2011 were $36.5 million, an increase of 1.3% from $36.0 million for the three months ended March 31, 2010.  This increase in revenues was the result of an increase of 2.1% in management and maintenance fees to $18.7 million for the three months ended March 31, 2011 from $18.3 million for the comparable 2010 period, an increase of 41.3% in flight hour card and Axis Club membership revenue to $8.0 million for the three months ended March 31, 2011 from $5.7 million for the comparable 2010 period, and an increase of 31.7% in other revenue to $2.0 million for the three months ended March 31, 2011 from $1.5 million for the comparable 2010 period.  These increases were partially offset by a 26.2% decrease in the revenue generated from the sale of fractional aircraft shares to $7.7 million for the three months ended March 31, 2011 from $10.5 million for the comparable 2010 period.

Revenue from the sale of fractional aircraft shares decreased $2.7 million primarily due to the full amortization of revenue from shares sold in prior periods, partially offset by amortization of revenue from shares sold from April 1, 2010 through March 31, 2011.

Revenue from management and maintenance fees increased $0.4 million primarily due to the higher average number of fractional shares through March 31, 2011 from the comparable 2010 period, coupled with an increase in the average monthly management fee per share.

Flight hour card revenue and Axis Club membership revenue increased $2.3 million primarily due to an increase in flight hour card sales and the resulting increase in flight hour card utilization by owners during the three months ended March 31, 2011 from the comparable 2010 period.  Partially offsetting this increase is a decrease in the per hour revenue rate recognized as a result of a greater number of lower priced Axis cards.

Other revenue increased 31.7% to $2.0 million for the three months ended March 31, 2011 from $1.5 million for the three months ended March 31, 2010, due to increased demonstration flights, fuel, remarketing and engine rental revenue.

Operating expenses for the three months ended March 31, 2011 were 2.6% higher than the three months ended March 31, 2010, with total operating expenses of $36.4 million compared to $35.5 million, respectively.  The cost of fractional aircraft shares sold decreased to $6.6 million for the three months ended March 31, 2011 from $9.0 million for the three months ended March 31, 2010, due to the full amortization of costs that had been deferred from shares sold in prior periods, partially offset by amortization of costs from shares sold from April 1, 2010 through March 31, 2011.

The cost of flight operations, together with the cost of fuel, increased 17.2% to $20.4 million for the three months ended March 31, 2011 from $17.4 million for the three months ended March 31, 2010, primarily due to:

☐	a $1.1 million increase in maintenance expense as a result of an increase in flight hours and fleet size;
☐	a $0.7 million increase in pilot expense, including training costs due primarily to the increase in fleet size;
☐
a $0.6 million increase in aircraft lease expense as a result of the addition of four leased aircraft conformed and made available to the Company’s fleet operations in the third quarter of fiscal year 2010; and

☐	a $0.5 million increase in cost of fuel due to an increase in flight hours and an increase in the per gallon cost of fuel.

General and administrative expenses increased 12.4% to $7.2 million for the three months ended March 31, 2011 from $6.4 million for the three months ended March 31, 2010, primarily due to increases in expenses related to flight scheduling, pilot training administrative costs, purchasing, insurance, and payroll related costs. In addition, depreciation expense decreased $0.5 million, or 39.5%, for the three months ended March 31, 2011 from $1.3 million for the comparable 2010 period, primarily due to the change in estimated useful lives of the Company’s core aircraft in January 2011. (See also Critical Accounting Policies and Estimates above.)

Selling expenses remained relatively consistent at $1.3 million during the three months ended March 31, 2011 and 2010 due to the consistency of the Company’s marketing and sales strategy.

            Income from operations decreased 87.5% to $62,154 for the three months ended March 31, 2011 compared to $0.5 million for the three months ended March 31, 2010, for the reasons set forth above.

Interest expense decreased 19.3% to $1.0 million for the three months ended March 31, 2011 from $1.3 million for the three months ended March 31, 2010 due to decreases in the short-term and long-term debt obligations between the two periods as a result of maturity and repayment of loan amounts.

Net loss increased to $1.0 million for the three months ended March 31, 2011 compared to $0.8 million for the three months ended March 31, 2010 due to the decrease in income from operations partially offset by the decrease in total other expenses discussed above.

Nine Months Ended March 31, 2011 Compared With Nine Months Ended March 31, 2010

Revenues for the nine months ended March 31, 2011 were $108.9 million, an increase of 1.8% from $107.0 million for the nine months ended March 31, 2010.  This increase in revenues was the result of an increase of 2.5% in management and maintenance fees to $55.9 million for the nine months ended March 31, 2011 from $54.6 million for the comparable 2010 period, an increase of 47.7% in flight hour card and Axis Club membership revenue to $21.4 million for the nine months ended March 31, 2011 from $14.5 million for the comparable 2010 period, and an increase of 37.3% in other revenue to $5.8 million for the nine months ended March 31, 2011 from $4.2 million for the comparable 2010 period.  These increases were partially offset by a 23.7% decrease in the revenue generated from the sale of fractional aircraft shares to $25.7 million for the nine months ended March 31, 2011 from $33.7 million for the comparable 2010 period.

Revenue from the sale of fractional aircraft shares decreased $8.0 million due to the full amortization of revenue from shares sold in prior periods, partially offset by amortization of revenue from new shares sold from April 1, 2010 through March 31, 2011.

Revenue from management and maintenance fees increased $1.4 million primarily due to the higher average number of fractional shares through March 31, 2011 from the comparable 2010 period, coupled with an increase in the average monthly management fee per shareowner.

Flight hour card revenue and Axis Club membership revenue increased $6.9 million primarily due to an increase in flight hour card sales and the resulting increase in flight hour card utilization by owners during the nine months ended March 31, 2011 from the comparable 2010 period.  Partially offsetting this increase is a decrease in the per hour revenue rate recognized as a result of a greater number of lower priced Axis cards.

Other revenue increased 37.3% to $5.8 million for the nine months ended March 31, 2011 from $4.2 million for the nine months ended March 31, 2010, due to increased demonstration flights, fuel, remarketing and engine rental revenue and revenue from acquired existing fractional aircraft shares that were subsequently sold.

Operating expenses for the nine months ended March 31, 2011 were 9.9% higher than the nine months ended March 31, 2010, with total operating expenses of $115.2 million compared to $104.8 million, respectively.  The cost of fractional aircraft shares sold decreased to $22.3 million for the nine months ended March 31, 2011 from $28.6 million for the nine months ended March 31, 2010, due to the full amortization of costs that had been deferred from shares sold in prior periods, partially offset by amortization of costs from shares sold from April 1, 2010 through March 31, 2011.  The Company did not recognize a gain on the sale of assets during the nine months ended March 31, 2011, and the comparable 2010 gain related to a nonrecurring gain recognized on the sale of one of the Company’s core aircraft.

The cost of flight operations, together with the cost of fuel, increased 28.1% to $64.3 million for the nine months ended March 31, 2011 from $50.2 million for the nine months ended March 31, 2010, primarily due to:

☐
a $6.6 million increase in maintenance expense as a result of an increase in fleet size, flight hours and completion of the aircraft maintenance management acceleration of required fleet maintenance during the first and second quarters of fiscal year 2011 so as to prepare for peak travel season;

☐	a $3.1 million increase in aircraft lease expense as a result of the addition of four leased aircraft to the fleet in the second quarter of fiscal year 2010;

☐	a $2.0 million increase in cost of fuel due to an increase in flight hours and an increase in the per gallon cost of fuel;

☐	a $1.4 million increase in pilot expense, including training costs, due primarily to the increase in fleet size; and

☐
a $0.5 million increase in chartering expense due to aircraft availability, partially offset by decreases by use of enhanced flight optimization software and flight staff training and a decrease in insurance expense.

General and administrative expenses increased 9.6% to $20.8 million for the nine months ended March 31, 2011 from $19.0 million for the nine months ended March 31, 2010, primarily due to increases in the costs related pilot training, administrative costs, payroll, compliance advisory costs, expenses related to flight scheduling and maintenance related administrative costs relating to shipment of parts, and especially costs related to reacquire fractional aircraft shares subsequently sold.

Selling expenses increased 22.6% to $4.5 million for the nine months ended March 31, 2011 from $3.7 million for the nine months ended March 31, 2010 due to an increase in commission expenses as a result of increased flight hour card sales and an increase in marketing expenses due to increased advertising and target-focused marketing events.

            Loss from operations was $6.4 million for the nine months ended March 31, 2011 compared to income from operations of $2.1 million for the nine months ended March 31, 2010, for the reasons set forth above.

Interest expense decreased 22.1% to $3.5 million for the nine months ended March 31, 2011 from $4.5 million for the nine months ended March 31, 2010 due to decreases in the short-term and long-term debt obligations between the two periods as a result of maturity and repayment of loan amounts.

Net loss increased to $9.8 million for the nine months ended March 31, 2011 compared to $2.3 million for the nine months ended March 31, 2010 due to the decrease in income from operations partially offset by the decrease in total other expenses discussed above.

Liquidity and Capital Resources

Avantair’s primary sources of liquidity have been cash provided by operations, cash raised from its equity offering as Ardent Acquisition Corp., cash provided from its debt facilities, cash raised from the preferred and common stock offerings, and other asset- based borrowing.  The Company uses its cash primarily to fund losses from operations, to make deposits on aircraft, to fund leasehold improvements, and to fund the purchase of core aircraft and aircraft which are to be fractionalized.  Cash generated from operations has not been sufficient to provide for all the working capital needed to meet Avantair’s requirements.  At March 31, 2011 and June 30, 2010, Avantair had a working capital deficit of approximately $58.1 million and $43.9 million, respectively, and a stockholders’ deficit of approximately $42.9 million and $32.2 million, respectively.  As of March 31, 2011, cash and cash equivalents amounted to approximately $4.0 million and total assets to $113.5 million.  The cash and cash equivalent balance decreased $5.5 million from June 30, 2010 and total assets decreased $18.1 million.  The decrease in cash and cash equivalents occurred primarily as a result of the repayment of $3.4 million of long-term debt and $5.8 million of short-term debt, and expenditures related to the acceleration of the Company’s routine maintenance schedule to occur during the first and second quarters of fiscal year 2011 so as to prepare for the peak travel season, partially offset by cash generated from operations and general timing differences in cash receipts and payments during the period.  In addition, accounts receivable increased $3.4 million primarily as a result of the use of payment plans by purchasers of flight hour time cards.

            In January 2009, the Company introduced the Axis Club Membership program and in February 2011 introduced the Axis Lease Program, both with programs designed to bridge the gap between the financial commitment of a fractional aircraft share ownership and flight hour card.  The current rate of flight hour card sales, including those through the Axis Club Membership program and Axis Lease Program lessees, will require the Company to acquire aircraft to satisfy the increased flight hour demands on its core aircraft fleet if its core utility is strained.

Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and lessees and aircraft under management as well as increase the number of flight hour cards sold.  At March 31, 2011, the Company had 26.5 fractional aircraft shares available for sale.  In addition to the cost of acquiring aircraft, Avantair’s primary expenses are related to fuel, aircraft repositioning (i.e., moving an aircraft to another location to accommodate a customer’s need and for demonstration flights for sales purposes), maintenance, charters and insurance.  To finance its growth strategy, the Company will continue to actively pursue additional funds through equity financing, including the sale of additional shares of common and preferred stock, asset sales, promotional sales incentives, accelerated payments of management and maintenance fees, debt financing, or a combination thereof.  At March 31, 2011 and June 30, 2010, Avantair had assets of approximately $113.5 million and $131.6 million, respectively.  For the three and nine months ended March 31, 2011, the Company had revenue of approximately $36.5 million and $108.9 million, respectively, and net losses of approximately $1.0 million and $9.8 million, respectively.  Avantair has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability.  At March 31, 2011, the Company had approximately $4.0 million of unrestricted cash on hand and assuming there is no change in recent sales and expense trends, the Company believes that its cash position will be sufficient to continue operations for the foreseeable future.

Financing Arrangements

Avantair’s financing arrangements at March 31, 2011 are described below:

Wells Fargo Equipment Finance, Inc.	$2,353,131
Jet Support Services, Inc.	183,599
Iberia Bank	1,615,349
Wachovia Bank	1,662,807
Other long-term debt	5,800
Midsouth Services, Inc.	10,926,877
$16,747,563

Wells Fargo Equipment Finance, Inc.: In February 2005, the Company entered into financing arrangements for the purchase of core aircraft under various notes payable with Wells Fargo Equipment Finance, Inc.  The notes outstanding at March 31, 2011 totaled approximately $2.4 million and are payable in monthly installments ranging from $10,644 to $38,480 with interest ranging from 5.96% to 6.12% per annum through 2012.  The notes are collateralized by the aircraft.

Jet Support Services, Inc.: On April 24, 2006, Avantair financed an aircraft maintenance program contract with Jet Support Services, Inc. (“JSSI”) in the amount of $3.4 million.  The promissory note provided for seven monthly installments of $145,867 and 53 monthly installments of $45,867, respectively, including interest at 7.0% per year.  On April 15, 2008, the Company entered into a financing arrangement with JSSI by means of a $5.5 million promissory note.  The new note matures on April 1, 2011 and bears interest at 10.0% per annum, with 35 monthly payments of principal and interest in an amount of $185,127 beginning on June 2, 2008.  The new note covered the remaining balance of $0.4 million of the aforementioned promissory note, other costs and fees to be paid by the Company under service agreements with JSSI and related deferred financing costs of approximately $1.0 million which will be amortized over the life of the note using the effective interest method.  Upon entering into this payment arrangement and the $5.5 million promissory note, the parties terminated the aircraft maintenance program contract and agreed to apply the unamortized prepayment under the aircraft maintenance program contract to the engine maintenance program and will amortize this amount over the remaining 35 month term of that program.  Borrowings outstanding under this arrangement at March 31, 2011 totaled approximately $0.2 million and have been included in the current portion of long-term debt on the accompanying condensed consolidated balance sheets.

Iberia Bank: In August 2007, the Company and Iberia Bank (formerly Century Bank F.S.B.) executed a $2.2 million note agreement for the purchase of one aircraft.  The note outstanding at March 31, 2011 totaled approximately $1.6 million and is payable in monthly installments of $27,175 with interest of 8.25% per annum through August 3, 2012.  The note is collateralized by the aircraft.

Wachovia Bank: On October 31, 2007, the Company entered into a financing arrangement for the purchase of one used aircraft at a total purchase price of approximately $4.5 million (inclusive of the value of a flight hour card of 100 hours).  Financing was obtained from Wachovia through a note payable of $3.9 million.  This debt will be repaid on a monthly basis over 7 years at an interest rate LIBOR plus 4.0%.  Borrowings outstanding under this arrangement at March 31, 2011 totaled approximately $1.7 million.  In September 2009 and September 2010, the Company received waivers of compliance for financial covenants in connection with the note.

Other long-term debt: In October 2009, the Company and Kevco Aviation Inc. executed a $56,614 note agreement for the purchase of equipment.  The note outstanding at March 31, 2011 totaled $5,800 and is payable in monthly installments of $2,912 with interest of 3.25% per annum through May 2011.  The agreement with Kevco has been included in the current portion of long-term debt on the accompanying condensed consolidated balance sheets.

Midsouth Services, Inc.: The Company has three separate lease agreements with Midsouth.

On October 10, 2007, Avantair acquired a core aircraft under a capital lease obligation with Midsouth.  Under the lease agreement, Midsouth provided funding for the $4.7 million purchase of a pre-owned Piaggio P-180 aircraft and holds title to the aircraft.  Midsouth leases the aircraft exclusively to Avantair on a five year lease at 15.0% interest per annum.  The monthly lease payments for the term of the lease are $89,000.  At the end of the five year lease, Avantair shall purchase the aircraft from Midsouth at the guaranteed residual value in the amount of approximately $2.3 million.  Avantair also has the option to purchase the aircraft anytime during the lease term at the then current guaranteed residual value as set forth on the amortization schedule without penalty.   The obligation outstanding at March 31, 2011 totaled approximately $3.4 million.

In April 2009, the Company amended a lease agreement previously accounted for as an operating lease under ASC 840 dated as of July 31, 2006 between the Company and Midsouth.  Pursuant to the amendment, the Company is required to pay $74,900 per month, at 11.0% interest per annum until August 2011, the expiration of the lease agreement.  In addition, the Company has agreed to purchase the leased aircraft for approximately $3.0 million from Midsouth within sixty days following the expiration of the lease agreement.  The lease, as amended, has been classified as a capital lease in the accompanying condensed consolidated balance sheets.  The obligation outstanding at March 31, 2011 totaled approximately $2.9 million, net of deferred interest of $0.2 million.

In April 2009, the Company entered into a lease agreement, effective April 6, 2009, pursuant to which Midsouth leases a Piaggio P-180 aircraft to the Company for a ten year lease term at $75,000 per month, at 15.0% interest per annum, plus taxes if applicable.  The Company is required to provide Midsouth with 100 hours of flight time per year during the lease term.  Hours have been accounted for at their fair value and are liquidated as hours are flown.  Midsouth has the sole option to terminate the lease at the end of the fifth year of the lease term and to require the Company to purchase the leased aircraft for approximately $3.8 million within ninety days of that date.  If this option is not exercised by Midsouth, the lease will continue for the remaining five years of the lease term and, at the end of the ten year lease, the Company will be required to purchase the aircraft from Midsouth for $0.3 million.  The obligation outstanding at March 31, 2011 totaled approximately $4.6 million.

For additional information regarding these financing arrangements, see Note 3 to the Company’s condensed consolidated financial statements.

Off-Balance Sheet Arrangements

At March 31, 2011, the Company did not have any material commercial commitments (except for those noted in Note 3 “Purchase Commitments” in the accompanying condensed consolidated financial statements), including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

From time to time, during the normal course of business, the Company may make certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions.  These include, but are not limited to: (i) indemnities to clients, vendors and service providers pertaining to claims based on negligence or willful misconduct and (ii) indemnities involving breach of contract, the accuracy of representations and warranties, or other liabilities assumed by us in certain contracts.  In addition, the Company has agreements whereby we will indemnify certain officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity.  The indemnification period covers all pertinent events and occurrences during the officer's or director's lifetime.  The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, the Company has director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid.  The Company believes the applicable insurance coverage is generally adequate to cover any estimated potential liability under these indemnification agreements.  The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum potential for future payments the Company could be obligated to make.

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

Interest Rate Risk

Avantair is subject to market risk from exposure to changes in interest rates associated with its debt facility with Wachovia Bank.  The current liability, pursuant to which Avantair is obligated to pay Wachovia Bank, has an interest rate that is equal to LIBOR plus 4.0%.  At March 31, 2011, the liabilities of Avantair with exposure to interest rate risk were approximately $1.7 million.  The Company has not historically used derivative instruments to manage exposure to changes in interest rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation, it was concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures are effective at a reasonable assurance level and are designed to ensure that the information required to be disclosed in SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

There has been no change, other than those noted above, in the internal controls over financial reporting during the three months ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is party to various legal proceedings in the normal course of business.  It is expected that these claims would be covered by insurance subject to customary deductibles.  Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  As of March 31, 2011, there were no legal proceedings which the Company would anticipate having a material adverse effect on its financial position, results of operations or cash flows.

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

May 13, 2011

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