Form 10-K
period 2011-06-30
Avantair, Inc
filed 2011-09-23
CIK 1303849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of the end of the Registrant’s second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the Registrant was $49,777,274. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of September 22, 2011 there were 26,422,845 shares of Common Stock, $.0001 par value per share, outstanding.

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

We believe it is important to communicate our expectations to the Avantair stockholders. However, there may be events in the future that we are not able to accurately predict or over which we have no control and which could cause our actual results to differ materially from the information contained in the forward-looking statements contained in this document. The risk factors and cautionary language discussed in this document provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by Avantair in its forward-looking statements, including among other things:

(1)	our inability to generate sufficient net revenue in the future;

(2)	our inability to fund our operations and capital expenditures;

(3)	our inability to generate sufficient cash flows to meet our debt service obligations;

(4)	our inability to obtain acceptable customer contracts;

(5)	the loss of key personnel;

(6)	our inability to effectively manage our growth;

(7)	our inability to acquire additional aircraft and parts from our single manufacturer;

(8)	competitive conditions in the fractional aircraft industry;

(9)	extensive government regulation;

(10)	the failure or disruption of our computer, communications or other technology systems;

(11)	changing economic conditions;

(12)	increases in fuel costs; and

(13)	our failure to attract and retain qualified pilots and other operations personnel.

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

You should be aware that the occurrence of the events described in the “Risk Factors” section, “Management’s Discussion & Analysis” section and elsewhere in this document could have a material adverse effect on Avantair.

i

PART I

Item 1. BUSINESS

Overview

Avantair, Inc. and subsidiaries (the “Company” or “Avantair”) are in the business of providing private aviation services through three primary flight service programs (i) the sale of fractional ownership interests (Fractional Ownership program): (ii) the lease of fight hours (Axis Lease program); and (iii) the sale of flight hour cards (Edge Card program and Axis Club Membership program). These services are provided on the Company’s managed aircraft fleet by professionally piloted aircraft for business and personal use. Avantair’s core strategic focus is providing our customers with the highest level of safety, service and satisfaction. According to AvData, Avantair is the fifth largest company in the North American fractional aircraft industry based on aircraft fleet size. As of June 30, 2011, Avantair operated 56 aircraft within its fleet, which is comprised of 47 aircraft for fractional ownership, 5 company-owned core aircraft and 4 leased and company-managed aircraft. In addition, Avantair provides limited fixed based operation (“FBO”) services in Clearwater, FL, Camarillo, CA and Caldwell, NJ. In January 2011, the Company opened a maintenance facility in Dallas, Texas.

Avantair generates revenues primarily through the sale and lease of fractional ownership shares of aircraft, by providing management and maintenance services related to those aircraft, and by providing access to its aircraft fleet through the sale of flight hour cards providing either 15 or 25 hours of flight time per year. The Company markets and sells fractional ownership interests to individuals and businesses with a minimum share size of a one-sixteenth ownership interest. Under management and maintenance agreements with fractional owners and lessees, Avantair provides pilots, maintenance, fuel and hangar space for the aircraft.

In response to market conditions and to provide further alternatives for private air travel the Company initiated the Axis Lease program effective February 2011, which offers many of the same benefits as the Fractional Ownership program with a minimum two-year lease and is available in 25 hour increments, starting at 50 hours per year. The Axis Lease program requires a monthly management fee and lease payment.

Separate from the Axis Lease program, Avantair’s Axis Club Membership program, which was initiated in January 2009, offers access to blocks of flight hours for a three year membership fee of $75,000. The program requires Axis Club members to purchase a minimum of three 25 hour flight hour cards over a three year period. The program also allows for the conversion of club membership into fractional ownership. Members are not charged a management and maintenance fee until they are fractional owners. The Axis Club Membership program was suspended effective March 2011.

Avantair presently sources all of its aircraft from a single manufacturer, Piaggio America, Inc. (“Piaggio”). As of June 30, 2011, Avantair had contractual commitments to purchase 51 additional Piaggio Avanti II aircraft through 2013 with a mutual understanding that the aircraft delivery dates can be extended. The total commitment, including a proposed price escalation, is valued at approximately $323 million. Avantair believes that the pricing structure afforded by utilizing the Piaggio Avanti aircraft allows Avantair to attract a customer desiring quality at a lower price point than its competitors. Offering the cabin cross section of a mid-size aircraft and the fuel efficiency of a turboprop, along with no hourly fees, allows Avantair to lower the cost of private air travel for a broader range of individuals and businesses.

The Company’s primary sources of operating funds are the collection of management and maintenance fees from fractional share owners, and lessees through the Axis Lease Program, as well as the sale of fractional ownership shares, Axis Club Memberships and flight hour cards. Revenue for sales by product category can be found in the accompanying Consolidated Statements of Operations for the fiscal year ended June 30, 2011. Sales by product category are as follows:

	FY 2011 Unit Sales for the Three Months Ended				FY 2011	FY 2010
	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	Total	Total
New Fractional shares	3	6	9	1	19	7.5
Axis Lease Program shares leased	N/A	N/A	5.5	25	30.5	N/A
Axis Club Memberships	11	14	6	0	31	51
Flight hour cards	104	162	102	93	461	388

Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and lessees and aircraft under management, as well as increase the number of flight hour cards. At June 30, 2011, the Company had 25.5 fractional aircraft shares available for sale. In addition to the cost of acquiring aircraft, Avantair’s primary expenses are related to fuel, aircraft repositioning (i.e., moving an aircraft to another location to accommodate a customer’s need and for demonstration flights for sales purposes), flight operations and pilot expenses, maintenance, charters, insurance and sales general and administrative expenses. To finance its growth strategy, the Company will continue to actively pursue additional funds through equity financing, including the sale of additional shares of common and preferred stock, asset sales, promotional sales incentives, cash receipts associated with accelerated payments of management and maintenance fees, debt financing, or a combination thereof. At June 30, 2011 and 2010, Avantair had assets of approximately $110.9 million and $131.6 million, respectively. For the fiscal years ended June 30, 2011 and 2010, the Company had revenue of approximately $149.0 million and $143.0 million, respectively, and net losses of approximately $10.8 million and $4.0 million, respectively. Avantair has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability and positive cash flows. At August 31, 2011, the Company had approximately $4.0 million of unrestricted cash on hand. Assuming cash flows and sales remain consistent with recent operating activity and expenses remain at or below recent levels, the Company believes that its cash position will be sufficient to continue operations for at least the next twelve months.

Recent Developments

During July 2011, the Company entered into an Aircraft Lease Agreement with three third parties for the Company to lease one Piaggio Avanti II aircraft. Pursuant to the agreement between the parties, the Company will pay a total of $50,000 per month for ten years, as well as provide a total of 125 flight hours per year to the three third parties. The Company accounts for the Aircraft Lease Agreement as an operating lease.

In September 2011, simultaneous with the termination of the Floor Plan Finance Renewal Agreement and Renewal Guaranteed Aircraft Purchase Agreement for a Piaggio P-180 aircraft, the Company entered into a Lease Agreement, pursuant to which Midsouth Services, Inc. (“Midsouth”) leases a Piaggio P-180 aircraft to the Company for a five year lease term at $75,000 per month, at 15.0% interest per annum, plus taxes if applicable. Following the expiration of the term of the Lease Agreement, the Company has agreed to purchase the leased aircraft for approximately $3.4 million from Midsouth. The Company will account for the lease as a capital lease.

In September 2011, the Company took delivery of a new Piaggio Avanti P-180 aircraft, for resale in the Fractional Ownership program, financed through a Floor Plan Financing Agreement with Midsouth. The financing agreement is similar to the previous arrangements between Midsouth and Avantair with a term of the later of: (1) twelve months or (2) until the date on which the net purchase price for the aircraft financed pursuant to the Floor Plan Agreement is paid. The Company has agreed to pay Midsouth a monthly fee of $72,500 following the commencement of the term pursuant to the Floor Plan Agreement. Borrowings outstanding under the Floor Plan Agreement totaled $6.0 million.

Industry Overview

The Company believes that fractional aircraft ownership and leases and flight hour card ownership provides customers with the convenience and flexibility of private air service without the more significant costs associated with sole ownership of an aircraft. Additionally, fractional aircraft companies generally provide the same conveniences and benefits to individuals and businesses through their various flight hour card programs. Commercial flight delays can be costly and tiresome, commercial hubs are increasingly crowded, major commercial airports may be far from final destinations and commercial air travel is increasingly subject to security-related inconveniences. The Company believes that for high net worth individuals and businesses, fractional ownership and leases and flight hour card programs often offer a balance between convenience and cost.

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

As part of its model, a fractional aircraft company may also own core fleet aircraft which are owned or leased by the Company for the demand and use of its fractional lessees and flight hour card owners. The Company’s various flight hour card products offer access to blocks of flight hours which are purchased through a membership or individually. The Company is currently advising certain international parties on private aviation opportunities, including but not limited to fractional ownership operations and on-demand charter.

According to AvData, the North American fractionally owned fixed-wing aircraft fleet has grown from 8 aircraft in 1986 to an aggregate of 814 aircraft as of July 2011. According to AvData, five companies - NetJets, Flight Options, FlexJet, CitationAir, and Avantair - account for a majority of the total market for fractional aircraft, based on unique owners. Among the five major fractional companies, NetJets has a market share of approximately 54.0% and Flight Options, FlexJet, CitationAir have a combined market share of approximately 34.0%. According to AvData, as of July 2011, Avantair had an overall market share of 12.0%. However, in the light-cabin category in which it competes, Avantair has a market share of approximately 32.0%, the largest among the five major fractional companies.

The general aviation industry builds and sells aircraft ranging from single passenger, single engine propeller planes to transoceanic jets costing $50.0 million or more. The fractional aircraft industry has primarily concentrated on the middle to upper end of that market. Most fractionally owned aircraft have a capacity of between four and seven passengers and a minimum range of 1,250-1,500 nautical miles. The list prices of these types of aircraft are generally $5.0 million to $50.0 million. Avantair’s Piaggio aircraft have a capacity of eight passengers and a maximum range of 1,200-1,500 nautical miles. There are numerous manufacturers and models in most categories of aircraft. Both providers of fractional aircraft shares and purchasers of these shares consider the choice of aircraft based upon a variety of factors including:

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

The current economic climate has made potential fractional owners less incentivized to purchase a fractional share. In addition, the current political environment has created a negative impression concerning the use of private aircraft, including fractional aircraft ownership and flight hour time card use.

The capital requirements for ordering aircraft require the operator to place deposits well in advance of receiving its planes. Progress payments are made as certain milestones are achieved. The amounts of the deposits and progress payments are a function of several factors including the price of the underlying plane, the creditworthiness of the buyer, and the time until delivery. The majority of the payments are generally made upon delivery. As of June 30, 2011, the Company has paid approximately $9.5 million in deposits for future aircraft deliveries and will make additional deposits totaling approximately $30.6 million on future deliveries at various dates throughout the term of the contract.

The Avantair Fractional Ownership Program

Each of Avantair’s current aircraft is available to fractional owners for a total of 800 flight hours per year. Those hours are then divided into blocks of ownership, beginning at fifty hours per year (a one-sixteenth share of the aircraft), and these partial ownership shares are sold to buyers. A share of an aircraft currently can be purchased from Avantair starting at $425,000 for a one-sixteenth share. Purchase prices for larger interests are slightly discounted. Each fractional owner must enter into a Management and Dry Lease Exchange Agreement with Avantair as part of the purchase of shares in an Avantair aircraft. This agreement allows the Company to pass along additional billings to owners based on FAA required maintenance and other improvements performed on the Company’s aircraft. A monthly management and maintenance fee is assessed per 1/16th share owned. This fee covers any direct costs in operating and maintaining the aircraft, other than fuel surcharges which are based on actual aircraft usage. This is unlike most other fractional programs, which generally charge fractional owners an occupied hourly rate for use of the aircraft. All programs have fuel surcharges, but due to the fuel efficiency of the Avanti and the way Avantair calculates its management fee, Avantair believes its surcharges tend to be less than those charged by its competitors. Any landing fees, excess catering fees, applicable international fees and taxes are billed to the owner. Monthly fees are adjusted upwards on each anniversary date by the greater of either the current Consumer Price (“CPI”) Index or 3.75%, but will not exceed the then-current rate offered to new share owners.

Each fractional owner is allocated a certain number of flight hours per year based on the size of their ownership share. The owner may exceed the number of annual allocated hours by up to 20.0%, to the extent that the owner did not use all of their allocated hours in the prior year and/or as an advance use of the next year’s allocated hours.

Each share owner owns an “undivided interest” that cannot be affected or encumbered by the financial actions of other owners. In order to avoid scheduling conflicts, each share owner throughout Avantair’s fleet agrees to exchange use of such owner’s airplane with the other share owners in the fleet. Avantair must move planes to the necessary destinations to meet the fractional owners’ needs. Avantair keeps a certain number of core aircraft in the fleet in order to have enough planes to meet demand. Owners may sell, assign or transfer rights with respect to their undivided interest. Each owner has the right to sell their undivided interest in their aircraft to a third party with the Company’s prior written consent, which cannot be unreasonably withheld. Further, each owner is entitled to assign or transfer their undivided interest in the aircraft, but only to a wholly owned subsidiary, parent or successor in interest with the Company’s prior written consent, which cannot be unreasonably withheld.

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

The Avantair Axis Lease Program

Effective February 2011, the Company introduced the Axis Lease Program to provide a further alternative for private aircraft travel. The Axis Lease Program offers many of the same benefits as the Fractional Ownership Program with a minimum two-year lease and is available in 25 hour increments, starting at 50 hours per year. The new plan requires a monthly management fee and lease payment. The monthly management fee covers any direct costs in operating and maintaining the aircraft, other than fuel surcharges which are based on actual aircraft usage. The service area for the Axis Lease Program is identical to that of the Fractional Ownership Program further below.

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

The Axis Club Membership Program

In January 2009, the Company introduced the Axis Club Membership program, which allows a customer access to flight blocks of 25 hours at a set rate for a three-year term for a one-time membership fee. Tiered membership options are available to fit the flight needs of the customer. Each membership has a minimum required purchase of three 25 hour blocks of flight hours over the three year term. Each block of 25 flight hours is priced depending on the membership level. The cost of each block of flight hours is also subject to an annual CPI increase. In addition, conversion options into a fractional share are also available, should a customer’s needs change throughout the course of the membership term. The Axis Club Membership program was suspended effective March 2011.

Aircraft Usage and Scheduling

A fractional share or flight hour card owner is required to provide a minimum of 24 hours’ notice to Avantair prior to the scheduled take-off time when scheduling the first leg of a trip during non-peak travel times. During peak travel times, requests for use by owner of an aircraft must be made at least 72 hours prior to the scheduled departure date of the first leg. No later than January 1st of each year, Avantair will notify all of its fractional owners and lessees of a list of the year’s peak travel days, which will not exceed 25 days.

For all flights outside of the Primary Service Area (which varies by program and is comprised of the continental United States, as well as certain airports in geographic locations such as the Bahamas, Canada, Mexico and the Caribbean) fractional owners must request an aircraft at least 7 days prior to the scheduled date of the first leg of the trip. All such requests are completed, provided that, for each such request, the fractional owner has provided sufficient information regarding the trip to enable Avantair to schedule the trip.

Avantair currently uses one core software application for operations management, which has been approved by the FAA. The software application is designed for use in Avantair’s Operations Control Center to plan, schedule, and optimize utilization of its aircraft fleet (see “Flight Operations” below).

Chartering

Whenever possible, Avantair will schedule an aircraft from its fleet for each request for use by a fractional or flight hour card owner. In the event that none of Avantair’s aircraft are available, or when circumstances warrant otherwise, Avantair will charter a comparable aircraft for use by the owner, provided that the fractional owner has complied with all applicable notice requirements and all other program provisions. Avantair will only charter aircraft that satisfy the Aviation Research Group US (ARG/US) Gold or Platinum rating.

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

Public relations efforts are driven by editorial opportunities and news pitches to key editors and media constituents. Recent editorial placements include magazines such as WSJ.com, Robb Report, Forbes and Business Jet Traveler, as well as travel and aircraft industry publications. An owner newsletter, Contrails, is published and sent to customers three times per year with pertinent news, purchase reinforcement and any new programs. It is also mailed to potential customers.

An important element of Avantair’s marketing strategy is referral incentives. Under Avantair’s referral incentive program, any owner who refers a customer to Avantair receives a choice, dependent on the number of referrals, of additional allocated hours of flight time or other initiatives. Recognizing that a significant portion of its success is due to referrals from current owners, Avantair launched two owner loyalty programs. Under the new loyalty program, Avantair awards added flight hours or monetary credits to owners who renew their arrangement with Avantair. This in turn assists the Company in solidifying and stabilizing its customer base. Avantair has also launched the Ambassador Program under which owners interested in actively recommending Avantair to prospective customers will receive additional rewards for those that lead to new sales.

One internal measurement used to assess future sales is leads generated by both the sales force and the marketing methods targeting the high net worth demographic, competitive owners and methods described above. While many leads may not turn into sales, they provide the basis for future sales. Another important indicator is demonstration flights. A percentage of potential buyers of shares will request a demonstration flight on one or more aircraft types and on one or more products from different fractional operators. Avantair’s demonstration flight cost is deducted from the purchase only in the event that a share or shares are ultimately purchased or leased.

Avantair’s sales department is comprised of an executive vice president of sales, regional sales directors and regional sales managers supported by a sales department and a marketing department. Avantair’s sales staff is compensated with a base salary plus commissions.

Fleet and Geographic Scope

As of June 30, 2011, Avantair operated 56 aircraft within its fleet which is comprised of 47 aircraft for fractional ownership, 5 company owned core aircraft and 4 leased and company managed aircraft.

At June 30, 2011, Avantair had 51 additional Piaggio aircraft on order. Currently, all of the fractional aircraft in Avantair’s fleet are Piaggio Avanti turboprops. In addition, on October 17, 2006, Avantair announced orders for 20 Embraer Phenom 100 aircraft. The Phenom 100 is in the Very Light Jet category of business jets, with the largest cabin in the category. On June 20, 2008, Avantair assigned its rights and obligations to purchase twenty Embraer Phenom 100 (“Phenom 100”) aircraft positions to Share 100 Holding Co., LLC (“Share 100”), a wholly-owned subsidiary of Avantair. On the same date, Avantair entered into a membership interest purchase agreement with Executive Air Shares Corporation (“EAS”), in which EAS purchased the Class A membership of Share 100 and Avantair retained the Class B membership. EAS, as Class A member, has the rights and obligations to purchase the Phenom 100 aircraft with positions one through eighteen and to fund payment due in connection with these aircraft. EAS paid Share 100 approximately $2.47 million in connection with these transactions and made an additional $750,000 capital contribution to Share 100 in December 2008, all of which was, immediately distributed to Avantair. Avantair, as Class B member, has the rights and obligations to purchase the Phenom 100 aircraft with positions nineteen and twenty and to fund payment due in connection with these aircraft. EAS had the option to purchase aircraft nineteen and twenty which was to have been exercised by October 1, 2010; if exercised, EAS would reimburse Avantair for all payments made relative to these aircraft and provide all remaining funds required. In the event that EAS did not exercise the option to purchase aircrafts nineteen and twenty by October 1, 2010, Avantair would have the right and obligation to purchase the nineteenth and twentieth aircraft. During November 2010, the Company and EAS entered into an agreement to extend the exercise requirement date to April 1, 2011. In April 2011, the Company further extended the exercise requirement date with EAS to December 1, 2011. If EAS defaults under its obligations to purchase the aircraft positions, EAS will forfeit all deposits paid for the undelivered aircraft, including the funds distributed to Avantair. Avantair will then be responsible for the rights and obligations of the remaining undelivered aircraft. If Avantair defaults under its obligations to purchase the last two aircraft positions, any deposits paid by Avantair in connection with the undelivered Class B aircraft will be forfeited.

Avantair has focused its sales efforts to date on a national basis. A fractional owner is entitled to board a plane at the location of his/her choosing. The costs of moving a plane, or repositioning it, are borne by Avantair. These costs have been significant due to fuel, pilots and crew and maintenance costs arising from increased overall usage of the aircraft. As the number of planes in Avantair’s fleet increases, Avantair believes that two of the Company’s key performance indicators, dispatch availability and utility, will increase and the relative amount of repositioning should decline. The Company also expects lower charter expenses as the size of Avantair’s fleet reaches a critical mass, as aircraft will be positioned in strategic locations based on travel patterns. Those locations are frequently determined through the usage of a software optimization program. In addition, Avantair incurs costs associated with pilots and crew, such as transportation to flight departure locations, overtime, per diems, meals and hotel expenses. As Avantair’s fleet expands, it is expected that crews will be domiciled in cities frequented by fractional owner and flight hour card holder flights. This presents an opportunity for Avantair to reduce overtime and to leverage more favorable discounts for air and hotel due to volume, as well as the opportunity for making more efficient use of pilot and crew work hours.

Avantair believes that operating a very limited number of aircraft models provides it with cost and operating advantages relative to other fractional aircraft operators that may operate as many as 14 different aircraft models. Among the advantages of operating a limited number of aircraft models are:

•

Maintenance – Reduces costs of repair and maintenance by enabling nearly every member of Avantair’s maintenance staff to service all of its aircraft, plus reduced repositioning of an aircraft results in fewer flight hours and therefore less frequent maintenance;

•

Pilot Training – Pilots need to be certified for a given aircraft model, therefore the operation of a limited number of models means that nearly all employed pilots are available to operate any aircraft in the fleet.

•

Inventory – Fewer parts need to be inventoried which reduces the overall cost of inventory. Due to the uniformity of the fleet, Avantair is exposed to lower capital investment and inventory due to interchangeability of parts and the greater ease of troubleshooting.

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

The Piaggio Avanti has several features such as:

•	Stand-up Cabin – A stand-up cabin and a private lavatory, which is unique in its category.

•	Flying Capacity – Ability to fly 1,300 nautical miles with five passengers, luggage and a full fuel load.

•	Speed – Fastest turboprop manufactured, with jet-like speed of 458 mph.

•	Runway capability – Ability to land on shorter runways allowing access to a greater number of airports.

•	Comfortable Ride – Sound dampening interior and rear mounted props, which help deliver a quiet ride.

•

Safety – Since its introduction in 1989, there has not been a fatal accident involving a Piaggio Avanti. In addition, the Avanti’s wing design reduces the effects of turbulence and its de-icing system reduces the impact of inclement weather on aircraft operation.

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

The trip request is subject to an approval process with a Flight Specialist. After approval, the trip is entered into Avantair’s flight scheduling and optimization software by Owner Services. The trip request is then delivered to the owner for approval. This is used as a quality control so that Avantair is sure it has all the correct details of the owner’s trip. After a signed confirmation is received from the owner, Owner Services will confirm this trip reservation in the flight scheduling and optimization software. The night before and the morning of the trip, Owner Services reconfirms all ground and/or catering requests for quality control.

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

Flight Following tracks all current flights that are in progress through direct contact with the crew and through the flight scheduling and optimization software. Flight Following monitors weather conditions and other situations which may lead to delays, and works with the flight crews and the Operations Control Center to resolve delays as quickly as possible.

Pilot Recruitment and Training

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

All pilots must complete FAA required and approved ground and flight training prior to flying any flight leg for any of Avantair’s fractional owners. Further, all of Avantair’s pilots must fulfill ongoing training requirements. Actual average experience of pilot hires significantly exceeds these minimum requirements.

Aircraft Maintenance

Avantair aircraft maintenance follows a schedule of inspections based on the numbers of hours flown at the recommendation of the aircraft manufacturer and approval of the FAA. This schedule consists of four levels of inspection - A, B, C and D checks. An A check occurs at every 150 flight hours; a B check at every 600 flight hours; a C check at every 1,500 flight hours; and a D check at every 3,000 flight hours. The scheduled maintenance events, as well as unanticipated events, result in an average downtime of one day for A checks, two days for B checks, five days for C checks and twenty-one days for D checks. As a condition of employment, all of Avantair’s maintenance technicians must have an FAA license and are subject to a background check and drug screening prior to employment. Avantair’s Lead Technicians and Supervisors attend the FAA-approved Piaggio factory training program at Flight Safety. In addition, training is provided at the Rockwell Collins factory school as well as Pratt & Whitney Powerplant (engine) school. Avantair’s main maintenance base and its Maintenance Control Center, which oversees and coordinates all maintenance activity on Avantair’s aircraft, are located in Clearwater, Florida and are staffed 24 hours a day and seven days a week. The average years of experience is over 11 years for Avantair’s maintenance technicians, 14 years for its maintenance controllers and over 17 years for its maintenance quality control staff.

In April 2008, the Company terminated its Airframe Maintenance contract with its third party vendor and began to manage the Airframe Maintenance Program on an internal basis. In January 2009, the Company replaced a former engine service vendor with another nationally recognized, FAA certified engine maintenance vendor.

Competition

Avantair faces competition from other fractional aircraft operations. Avantair’s primary competitors are NetJets (a subsidiary of Berkshire Hathaway), Flight Options, FlexJet (a Bombardier subsidiary), and CitationShares (which is 75.0% owned by Cessna, a wholly-owned Textron subsidiary). None of these competitors are publicly traded stand-alone entities like Avantair and all of these competitors are significantly larger than Avantair and with more resources. Some of these companies are subsidiaries of business jet manufacturers, which Avantair’s management believes may hamper their flexibility in purchasing aircraft. According to AvData, the North American fractionally owned fixed-wing aircraft fleet has grown from 8 aircraft in 1986 to an aggregate of 814 aircraft as of July 2011. According to AvData, five companies - NetJets, Flight Options, FlexJet, CitationAir, and Avantair - account for a majority of the total market for fractional aircraft, based on unique owners. Among the five major fractional companies, NetJets has a market share of approximately 54.0% and Flight Options, FlexJet, CitationAir have a combined market share of approximately 34.0%. According to AvData, as of July 2011, Avantair had an overall market share of 12.0%. However, in the light-cabin category in which it competes, Avantair has a market share of approximately 32.0%, the largest among the five major fractional companies.

Avantair and other fractional airlines also face competition from charter airlines, air taxis and commercial airlines. Some of these competitors offer greater selection of aircraft (including jet aircraft) and some permit owners to fly greater distances or at greater speeds, travel with a greater number of passengers and on shorter advance notice before flying.

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

Risk of Loss and Liability Insurance

The operation of any fractional aircraft business includes risks such as mechanical failure, physical damage, collision, property loss or damage due to events beyond the operator’s control. Avantair carries an all-risk aviation insurance policy (subject to standard aviation exclusions and provisions) which offers protection for physical damage to the hull, bodily injury to passengers, as well as third party bodily injury and property damage. While Avantair believes that its present insurance coverage is adequate, there are dollar limits to its coverage and not all risks can be insured, and there can be no guarantee that any specific claim will be paid, or that Avantair will always be able to obtain adequate insurance coverage at reasonable rates.

Employees

As of June 30, 2011, Avantair had approximately 530 full-time employees, 54 of whom were management and 476 of whom were operational, the majority of which were pilots. Avantair believes that it has good relations with its employees.

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

Risks Related to Our Business

Avantair has a history of losses and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability and positive cash flows.

Avantair’s revenues are largely derived from the sales and leases of fractional interests and flight hour cards in aircraft and monthly management fees. The Company has obtained positive income from operations in certain years such as fiscal years 2010 and 2009, however it has not been sufficient to cover interest expense related to the costs of financing aircraft and therefore, has incurred losses since inception. Avantair’s consolidated financial statements have been prepared assuming that Avantair will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Successful transition to profitable operations is dependent upon obtaining a level of sales adequate to support the Company’s cost structure and an uninterrupted delivery of aircraft. The Company has suffered recurring losses resulting in a stockholders’ deficit of approximately $44.0 million and a working capital deficiency of $63.9 million as of June 30, 2011. As of June 30, 2010 the Company had a stockholders’ deficit of $32.2 million and a working capital deficiency of $43.9 million. Historically, the Company has been able to finance operations from the capital obtained through the Reverse Merger which was completed on February 22, 2007, the November 2007 private placement of Series A Convertible Preferred Stock which raised gross proceeds of $15.2 million and the June, September and October 2009 private placements of Common Stock which raised net proceeds of $1.3 million, $0.6 million and $7.3 million, respectively. Management intends to continue to finance the operations of the Company through future cash flows from operations and future financings. However, Avantair’s expenses are expected to increase as it acquires additional aircraft and expands its operations, and there is no assurance that Avantair will be able to obtain sufficient financing (or financing on acceptable terms) or earn sufficient revenues to generate positive cash flow and attain profitability. The Company is focused on aligning its resources on its core strategy, and has also identified key areas for expense and cost savings that will improve our financial results, but will not impact pilot operations, maintenance or customer service.

While, as discussed above in the “Industry Overview” section, the Company believes that a number of its expenses will decrease (either on an absolute basis or on a relative basis) as its business reaches a critical mass, this belief could prove to be incorrect. In addition, the Company’s business may never reach a critical mass and, therefore, never realize the resulting benefits.

If Avantair is unable to fund its operations and capital expenditures, Avantair may not be able to continue to acquire additional aircraft, which would have a material adverse effect on its business.

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

Avantair’s ability to make payments on its indebtedness and acquire additional aircraft will depend on its ability to generate cash from its future operations. As of June 30, 2011 and 2010, Avantair had incurred an aggregate of approximately $29.1 million and $30.8 million, respectively, in short and long-term indebtedness to third party lenders. Much of this indebtedness is secured by some or all of Avantair’s assets. In addition, as of June 30, 2011, the Company had contractual commitments to purchase 51 additional Piaggio Avanti II aircraft through 2013 with a mutual understanding that the aircraft delivery dates can be extended. The total commitment, including a proposed price escalation, is valued at approximately $323 million. Avantair’s business may not generate sufficient cash flow from operations or from other sources sufficient to enable it to repay its indebtedness and to fund its other liquidity needs, including capital expenditure and aircraft acquisition requirements. Avantair may need to refinance or restructure all or a portion of its indebtedness or other financial obligations on or before maturity. Avantair may not be able to refinance any of its indebtedness on commercially reasonable terms, or at all. If Avantair cannot service or refinance its indebtedness or restructure its other financial obligations, it may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, any of which could have a material adverse effect on our operations. Additionally, Avantair may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.

Avantair has experienced a substantial decrease in the number of fractional aircraft share sales and may not be able to obtain acceptable customer contracts covering all of the fractional interests of its new aircraft, a sufficient number of flight hour cards and/or Axis Club Memberships, or a combination thereof, which could adversely affect our cash flows and profitability and may incur losses by expanding its business during an economic downturn.

Since the beginning of the current economic downturn, the Company has experienced a decrease in the number of fractional aircraft share sales, with fractional aircraft shares sold decreasing 50.0% to 19 during fiscal year 2011 from 38 in fiscal year 2009. At June 30, 2011, the Company has 25.5 fractional aircraft shares available for sale. In fiscal 2011, the Company incurred approximately $1.7 million in interest expense on floor-plan arrangements securing two aircraft underlying the 25.5 fractional aircraft shares available for sale, and will incur approximately $65,000 in interest expense per floor plan per month until the related aircraft are fully fractionalized. The Company believes that the decrease in fractional aircraft share sales is due to capital constraints on, and reluctance to commit to long-term expenditures by, individuals and companies who are potential customers. In contrast, the Company has experienced an increase in fractional leases and flight hour time card sales which allow customers to fly privately without the capital commitment, and in the case of flight hour time cards, without long-term obligations of fractional ownership or leases. This increase in flight hour time card sales requires an increase in the Company’s aircraft fleet in order to meet demand, with the Company bearing all of the financing risk in respect of the additional aircraft. During the current economic downturn, general credit market conditions have tightened, including credit necessary to acquire additional aircraft. The Company may not be able to secure sufficient financing for its fleet expansion due to the current economic downturn and the tightening credit conditions, or generate sufficient revenue from short-term flight hour time card sales to satisfy the cost of financing the acquisition of additional aircraft. If the Company is unable to secure sufficient financing at reasonable terms or to continue to generate sufficient revenue from flight hour time card sales and fractional leases to cover the costs of such additional aircraft, the Company’s financial performance may be adversely affected.

Avantair is dependent upon key personnel whose loss may adversely impact Avantair’s business.

Avantair depends on the expertise, experience and continued services of its senior management employees, especially Steven Santo, its Chief Executive Officer (CEO). Mr. Santo has acquired specialized knowledge and skills with respect to Avantair and its operations and most decisions concerning the business of Avantair will be made or significantly influenced by him. Avantair does not maintain life insurance with respect to Mr. Santo, or any other of its executives. The loss of Mr. Santo, or other senior management employees, or an inability to attract or retain other key individuals, could materially adversely affect the Company. The Company seeks to compensate and incentivize its key executives, as well as other employees, through competitive salaries and bonus plans, but there can be no assurance that these programs will allow Avantair to retain key or hire new employees. As a result, if Mr. Santo, or other senior management were to leave Avantair, the Company could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successors obtain the necessary training and experience. On September 24, 2009, Avantair entered into a three-year employment agreement with Mr. Santo, effective that same day. However, there can be no assurance that a successor employment agreement will be entered into with Mr. Santo following this three year term or that the terms of this employment agreement will be sufficient to retain Mr. Santo.

Avantair’s management systems and personnel may not be sufficient to effectively manage its growth.

Avantair’s growth strategy involves increasing the number of available aircraft, fractional share owners and flight hour card and membership program participants. Achieving Avantair’s growth strategy is critical in order for its business to achieve economies of scale and to achieve profitability. Any condition that would deny, limit or delay its ability to acquire additional aircraft, sell fractional shares and sell flight hour cards or memberships in the future will constrain Avantair’s ability to grow. Acquiring additional aircraft, selling fractional shares and selling flight hour cards or memberships requires Avantair to commit a substantial amount of resources. Expansion is also dependent upon Avantair’s ability to maintain a safe and secure operation and will require additional personnel, equipment and facilities.

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

Avantair’s dependence on Piaggio Avanti aircraft and its manufacturer poses a significant risk to Avantair’s business and prospects.

As part of the Company’s business strategy, Avantair has historically sold and flown only Piaggio Avanti aircraft. The type of aircraft sold and operated by Avantair is the product of a single manufacturer. If the Piaggio Avanti manufacturer faced production delays due to, for example, natural disasters or labor strikes, Avantair may experience a significant delay in the delivery of previously ordered aircraft and parts, which would adversely affect its revenues and profitability and could jeopardize its ability to meet the demands of its customers. Avantair is currently negotiating a Parts Agreement with the Piaggio Avanti aircraft manufacturer which, if completed, will further increase Avantair’s reliance on this manufacturer. This agreement would include exclusivity with respect to certain parts and stipulated service levels, and penalties for the manufacturer’s failure to meet agreed upon service levels. Although Avantair could choose to operate aircraft of other types, such a change would involve substantial expense to the Company and could disrupt the Company’s business activities. Avantair has limited alternatives to find alternate sources of new aircraft.

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

Avantair competes with national airlines, regional airlines, charter carriers, other fractional aircraft ownership operators, and particularly on shorter routes, ground transportation. According to AvData, the North American fractionally owned fixed-wing aircraft fleet has grown from 8 aircraft in 1986 to an aggregate of 814 aircraft as of July 2011. According to AvData, five companies - NetJets, Flight Options, FlexJet, CitationAir, and Avantair - account for a majority of the total market for fractional aircraft, based on unique owners. Among the five major fractional companies, NetJets has a market share of approximately 54.0% and Flight Options, FlexJet, CitationAir have a combined market share of approximately 34.0%. According to AvData, as of June 2011, Avantair had an overall market share of 12.0%. However, in the light-cabin category in which it competes, Avantair has a market share of approximately 32.0%, the largest among the five major fractional companies.

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

Avantair may decide to further reduce or vacate one or more of its FBO’s, which in the near term, could negatively impact our operating results.

In the future, Avantair may decide to further reduce or vacate its FBO’s as these are not within the Company’s core strategy. If Avantair reduces or vacate its fixed based operations, it may adversely affect investor relations, maintenance, customer service and satisfaction, employee relations and vendor relations. Any one or more of these effects could harm our financial condition, results of operations and competitive position.

In addition, further reducing or vacating its FBO’s may adversely affect Avantair’s operating performance and capital structure relating to potential payment of one-time charges associated with terminating certain of its lease and other contractual obligations.

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

Since fractional shareowners generally desire to enter a fractional program when they make their decision to purchase a fractional share, it is difficult for a fractional operator to pre-sell many shares in advance of receipt of additional aircraft. Flight hour card, Axis Club Membership program and Axis Lease Program participants often likewise purchase their flight hour cards and begin utilizing the services within a short time thereafter. An aircraft fleet provides a finite level of capacity, and the addition of significant additional share owners and flight hour card users to the usage base may require an increase in charter usage, which may not be economical. If Avantair does not adequately manage the sales process and sells shares or timecards in excess of its available capacity, its business could be adversely affected.

Avantair’s business could be adversely affected by a failure to attract and retain qualified pilots and other operations personnel. In addition, if any of our pilot or mechanic personnel groups were to establish a collective bargaining agreement, it may increase the Company’s operational costs.

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

While our pilot or mechanic personnel groups are not currently represented by labor unions, we have and may in the future from time to time experience union organizing activities. Such organizing activities could lead to work slowdowns or stoppages, which could result in loss of business. In addition, union activity could result in higher labor costs, which could harm our financial condition, results of operations and competitive position.

Avantair’s business is affected by many changing political and economic conditions beyond its control which may adversely affect its results of operations.

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

Since 2008 and in connection with weakened macroeconomic conditions, the corporate and executive jet aviation industry, and companies that utilize corporate jets, has come under more intensified political and media scrutiny. In 2008, the political administration criticized US automobile executives for their use of corporate aircraft in connection with providing congressional testimony. Since then, the political administration has indicated that it may curtail tax incentives and increase fees related to private aviation. If this were to occur, it could harm the fractional aircraft industry, our financial condition and our results of operations.

The operation of aircraft is dependent on the price and availability of fuel. Continued periods of historically high fuel costs may materially adversely affect Avantair’s operating results.

Avantair’s operating results may be significantly impacted by changes in the availability or price of fuel for aircraft operated by Avantair. Fuel prices have fluctuated significantly since 2004 and although Avantair is currently able to obtain adequate supplies of fuel, it is impossible to predict the price of fuel. Political disruptions or wars involving oil-producing countries, changes in government policy, changes in fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages and additional fuel price increases in the future. Furthermore, Avantair bears the entire cost of fuel when repositioning aircraft and for satisfying flight hour card sale demands of flight hour cards sold before May 16, 2011. There can be no assurance that Avantair will be able to fully recover its increased fuel costs by passing these costs on to its customers. In the event that Avantair is unable to do so, Avantair’s operating results will be adversely affected.

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

In addition, Avantiar is currently advising certain entities in international markets on fractional ownership operation and may increase this aspect of its business. These international operations are, have been and may be subject to a number of risks, including:

•	political and economic instability (including acts of terrorism, widespread criminal activities and outbreaks of war);

•	coordinating our communications and logistics across geographic distances and multiple time zones;

•	unexpected changes in regulatory requirements and laws or government or judicial interpretations of such regulatory requirements and laws;

•	longer customer payment cycles and difficulty collecting accounts receivable; and

•	fluctuations in currency exchange rates, which could affect local payroll and other expenses;

Also, entry into new international markets may require considerable management time as well as start-up expenses for market development, hiring and establishing facilities before any significant revenue is generated. As a result, initial operations in a new market may operate at low margins or may be unprofitable.

Another significant legal risk resulting from our international operations is compliance with the U.S. Foreign Corrupt Practices Act (“FCPA”). In many foreign countries, particularly in those with developing economies, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other U.S. laws and regulations. Although we have implemented policies and procedures designed to cause compliance with the FCPA and similar laws, there can be no assurance that all of our employees and agents will not take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business.

Risks Related to Our Common Stock

There will be a substantial number of shares of Avantair’s common stock available for sale in the future that may be dilutive to its current stockholders and may cause a decrease in the market price of its common stock.

As of June 30, 2011, the Company had 26,418,246 shares of common stock outstanding, 2,069,066 shares of common stock available for future issuance under its 2006 Long-Term Stock Incentive Plan and warrants to purchase 2,811,507 shares outstanding. In addition, as of June 30, 2011, the Company has 152,000 shares of Series A Preferred Shares outstanding. As of June 30, 2011, the Company has 4,251,857 shares of common stock reserved on its books and records for issuance upon the conversion of the outstanding Series A Preferred Shares. As a result of the sales of shares consummated on June 30, September 25, and October 16, 2009, the conversion price of the Series A Preferred Shares was reduced from $5.15 to $3.57.

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

Avantair has been unable to receive a listing of its securities on NASDAQ or another national securities exchange and this may make it more difficult for its stockholders to sell their securities or for the Company to raise additional capital through the sale of its securities.

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

Item 1B. Unresolved Staff Comments

There are no unresolved written comments that were received from the SEC staff 180 days or more before the fiscal year ended June  30, 2011 relating to our periodic or current reports filed under the Securities Exchange Act of 1934.

Item  2. Facilities

Avantair leases its corporate headquarters and hangar space, which is approximately 125,000 square feet at 4311 General Howard Drive, Clearwater, Florida under one lease that expires on April 30, 2020, with the option to extend until September 2025. In addition, Avantair currently leases the following principal properties:

•	approximately 65,258 square feet of office and hangar space at 575 Aviation Drive, Camarillo, California under a lease that expires on August 1, 2021

•	approximately 17,752 square feet of office and hangar space at 125 Passaic Avenue, Caldwell, New Jersey under a lease that expires on October 31, 2018; and

•	approximately 5,880 square feet of office and hangar space at 7515 Lemon Avenue, Dallas, Texas under a lease that expires December 14, 2013

Item 3. Legal Proceedings

From time to time, the Company is party to various legal proceedings in the normal course of business. It is expected that these claims would be covered by insurance subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. As of June 30, 2011, there were no legal proceedings which the Company would anticipate having a material adverse effect on its financial position, results of operations or cash flows.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF SECURITIES AND DIVIDENDS

Avantair’s common stock is traded on the Over-the-Counter Bulletin Board under the symbol AAIR. The following table sets forth the range of high and low closing bid prices for the common stock for the periods indicated. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions. On June 30, 2011, the last reported sale price of our shares was $1.88 per share. As of June 30, 2011, there were approximately 63 shareholders of record of the common stock.

	Common Stock
Quarter Ended	High	Low

2010
First Quarter	1.65	1.20
Second Quarter	2.05	1.00
Third Quarter	2.35	2.00
Fourth Quarter	3.20	2.20

2011
First Quarter	3.10	2.10
Second Quarter	2.75	2.05
Third Quarter	2.64	1.80
Fourth Quarter	2.35	1.71

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

EQUITY COMPENSATION PLANS

The following table sets forth information regarding the Company’s Equity Compensation Plan as of June 30, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	951,100	$3.03	2,069,066
Equity compensation plans not approved by security holders	—	—	—

Total	951,100	$3.03	2,069,066

The maximum number of shares of Avantair’s common stock issuable in connection with the 2006 Long-Term Incentive Plan (sometimes referred to as “the Plan”) may not exceed 3,500,000 shares. There are 951,100 shares subject to issuance upon exercise of outstanding stock options; 479,834 shares have been issued with respect to awards of restricted stock; and 2,069,066 remain available for future issuance under the Plan.

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

On October 16, 2009, pursuant to an agreement between EarlyBirdCapital (“EBC”) and the Company, in consideration for services rendered as placement agent for the Company’s June, September and October 2009 private placements, the Company issued to EBC and its affiliates 455,887 fully vested warrants which expire on June 30, 2012. Each warrant permits the holder to purchase one share of the Company’s common stock at an exercise price of $1.05 per share. The shares issuable upon exercise of the warrants are entitled to registration rights under the October 2009 Registration Rights Agreement. The Company may redeem the warrants at any time on or after October 16, 2011 at the price of $0.01 per warrant, provided that the volume weighted average price of the Company’s common stock has been at least 200.0% of the exercise price of a warrant for any twenty trading days during any consecutive thirty trading day period ending on the third trading day preceding the date of the notice of redemption. These warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering. [In November 2010, the Company, as part of a cashless transaction, exchanged 18,000 outstanding warrants that had been issued to EBC for an aggregate of 10,687 shares of common stock.]

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

Item 6. Selected Financial Data

The following table presents the Company’s summary historical consolidated financial information. The summary consolidated statements of operations data for each of the two fiscal years in the period ended June 30, 2011 and 2010 and the consolidated balance sheet data as of June 30, 2011 and 2010 have been derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for each of the fiscal years ended June 30, 2009, 2008, and 2007 and the consolidated balance sheet information as of June 30, 2009, 2008 and 2007 was derived from our audited consolidated financial statements which are not presented herein. These historical results are not necessarily indicative of results to be expected in any future period.

Avantair, Inc. and Subsidiaries

	Years Ended June 30,
	2011	2010	2009	2008	2007
Consolidated Statement of Operations Data

Revenue
Fractional aircraft sold and lease revenue	$33,328,485	$43,756,222	$51,864,010	$43,426,696	$29,695,175
Maintenance and management fees	75,205,044	72,957,679	70,693,367	58,211,457	38,787,596
Flight hour card and club membership revenue	30,725,624	20,024,602	9,384,110	7,236,151	3,607,831
Other revenue	9,742,823	6,268,071	4,885,563	6,744,679	4,302,630

Total revenue	149,001,976	143,006,574	136,827,050	115,618,983	76,393,232

Operating expenses
Cost of fractional aircraft shares sold	29,156,635	37,317,493	44,118,352	36,637,959	24,370,988
Cost of flight operations	69,253,465	54,151,877	46,723,184	50,058,692	35,665,057
Cost of fuel	17,104,502	14,272,477	13,349,084	16,489,422	10,192,406
Gain on sale of assets	—	(897,595)	(1,394,164)	(861,410)
Write-off of aircraft deposit	—	—	—	—	300,000
General and administrative expenses	29,550,763	25,861,629	23,628,541	20,703,120	18,540,610
Selling expenses	6,029,517	5,116,153	3,736,424	4,670,246	4,333,268
Depreciation and amortization	4,164,460	5,471,677	5,233,250	3,624,710	2,013,530

Total operating expenses	155,259,342	141,293,711	135,394,671	131,322,739	95,415,859

Income (loss) from operations	(6,257,366)	1,712,863	1,432,379	(15,703,756)	(19,022,627)

Other income (expenses)
Interest income	65,356	43,959	46,073	482,666	444,179
Other income	4,200	31,884	2,848	252	284,723
Interest expense	(4,588,111)	(5,757,264)	(5,942,221)	(3,661,227)	(3,406,181)

Total other expenses	(4,518,555)	(5,681,421)	(5,893,300)	(3,178,309)	(2,677,279)

Net loss	(10,775,921)	(3,968,558)	(4,460,921)	(18,882,065)	(21,699,906)

Preferred stock dividend and accretion of expenses	(1,477,459)	(1,506,814)	(1,488,071)	(903,851)	—

Net loss attributable to common stockholders	$(12,253,380)	$(5,475,372)	$(5,948,992)	$(19,785,916)	$(21,699,906)

Loss per common share:
Basic and diluted	$(0.46)	$(0.23)	$(0.39)	$(1.30)	$(2.47)

Weighted- average common shares outstanding:
Basic and diluted	26,389,758	23,419,624	15,306,725	15,230,482	8,780,234

Avantair, Inc. and Subsidiaries

	As of June 30,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data

Total assets	$110,938,498	$131,637,600	$164,065,403	$204,477,455	$160,490,260

Long-term liabilities	$30,225,121	$55,000,107	$88,229,537	$123,018,837	$112,509,063

Stockholders’ deficit	$(44,011,127)	$(32,163,152)	$(36,007,683)	$(31,651,546)	$(11,959,024)

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

Overview

Avantair, Inc. and subsidiaries (the “Company”) are in the business of providing private aviation services through three primary flight service programs (i) the sale of fractional ownership interests (Fractional Ownership program): (ii) the lease of fight hours (Axis Lease program); and (iii) the sale of flight hour cards (Edge Card program and Axis Club Membership program). These services are provided on the Company’s managed aircraft fleet by professionally piloted aircraft for business and personal use. Avantair’s core strategic focus is providing our customers with the highest level of safety, service and satisfaction. According to AvData, Avantair is the fifth largest company in the North American fractional aircraft industry based on aircraft fleet size. As of June 30, 2011, Avantair operated 56 aircraft within its fleet, which is comprised of 47 aircraft for fractional ownership, 5 company-owned core aircraft and 4 leased and company-managed aircraft. In addition, Avantair provides limited fixed based operation (“FBO”) services in Clearwater, FL, Camarillo, CA and Caldwell, NJ. In January 2011, the Company opened a maintenance facility in Dallas, Texas.

Avantair generates revenues primarily through the sale and lease of fractional ownership shares of aircraft, by providing management and maintenance services related to those aircraft, and by providing access to its aircraft fleet through the sale of flight hour cards providing either 15 or 25 hours of flight time per year. The Company markets and sells fractional ownership interests to individuals and businesses with a minimum share size of a one-sixteenth ownership interest. Under management and maintenance agreements with fractional owners and lessees, Avantair provides pilots, maintenance, fuel and hangar space for the aircraft.

In response to market conditions and to provide further alternatives for private air travel the Company initiated the Axis Lease program effective February 2011, which offers many of the same benefits as the Fractional Ownership program with a minimum two-year lease and is available in 25 hour increments, starting at 50 hours per year. The Axis Lease program requires a monthly management fee and lease payment.

Separate from the Axis Lease program, Avantair’s Axis Club Membership program, which was initiated in January 2009, offers access to blocks of flight hours for a three year membership fee of $75,000. The program requires Axis Club members to purchase a minimum of three 25 hour flight hour cards over a three year period. The program also allows for the conversion of club membership into fractional ownership. Members are not charged a management and maintenance fee until they are fractional owners. The Axis Club Membership program was suspended effective March 2011.

Avantair presently sources all of its aircraft from a single manufacturer, Piaggio America, Inc. (“Piaggio”). As of June 30, 2011, Avantair had contractual commitments to purchase 51 additional Piaggio Avanti II aircraft through 2013 with a mutual understanding that the aircraft delivery dates can be extended. The total commitment, including a proposed price escalation, is valued at approximately $323 million. Avantair believes that the pricing structure afforded by utilizing the Piaggio Avanti aircraft allows Avantair to attract a customer desiring quality at a lower price point than its competitors. Offering the cabin cross section of a mid-size aircraft and the fuel efficiency of a turboprop, along with no hourly fees, allows Avantair to lower the cost of private air travel for a broader range of individuals and businesses.

The Company’s primary sources of operating funds are the collection of management and maintenance fees from fractional share owners, and lessees through the Axis Lease Program, as well as the sale of fractional ownership shares, Axis Club Memberships and flight hour cards. Revenue for sales by product category can be found in the accompanying Consolidated Statements of Operations for the fiscal year ended June 30, 2011. Sales by product category are as follows:

	FY 2011 Unit Sales for the Three Months Ended				FY 2011	FY 2010
	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	Total	Total
New Fractional shares	3	6	9	1	19	7.5

Axis Lease Program shares leased	N/A	N/A	5.5	25	30.5	N/A

Axis Club Memberships	11	14	6	0	31	51

Flight hour cards	104	162	102	93	461	388

Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and lessees and aircraft under management, as well as increase the number of flight hour cards. At June 30, 2011, the Company had 25.5 fractional aircraft shares available for sale. In addition to the cost of acquiring aircraft, Avantair’s primary expenses are related to fuel, aircraft repositioning (i.e., moving an aircraft to another location to accommodate a customer’s need and for demonstration flights for sales purposes), flight operations and pilot expenses, maintenance, charters, insurance and sales general and administrative expenses. To finance its growth strategy, the Company will continue to actively pursue additional funds through equity financing, including the sale of additional shares of common and preferred stock, asset sales, promotional sales incentives, cash receipts associated with accelerated payments of management and maintenance fees, debt financing, or a combination thereof. At June 30, 2011 and 2010, Avantair had assets of approximately $110.9 million and $131.6 million, respectively. For the fiscal years ended June 30, 2011 and 2010, the Company had revenue of approximately $149.0 million and $143.0 million, respectively, and net losses of approximately $10.8 million and $4.0 million, respectively. Avantair has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability and positive cash flows. At August 31, 2011, the Company had approximately $4.0 million of unrestricted cash on hand. Assuming cash flows and sales remain consistent with recent operating activity and expenses remain at or below recent levels, the Company believes that its cash position will be sufficient to continue operations for at least the next twelve months.

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

In January 2011, the Company changed its estimate of its depreciable life of its core aircraft to 20 years from an original seven year life. This change in estimate was based upon an evaluation of the aircrafts’ actual service life. This change in estimate was adopted prospectively and resulted in a $1.3 million reduction in depreciation expense recognized during the fiscal year ended June 30, 2011.

Revenue Recognition

Avantair is engaged in the sale, lease and management of fractional ownership interests of professionally piloted aircraft for personal and business use and access to its aircraft fleet through either 15 or 25 hour flight hour cards (either individually or through the Company’s Axis Club Membership program). In the case of fractional ownership sales, the aircraft are sold in one-sixteenth shares or multiples thereof. The purchase agreement grants the customer an undivided interest in a specified aircraft. When a customer purchases a fractional share or enters into a lease of a fractional share through the Company’s Axis Lease Program (introduced in February 2011), they are also required to enter into a management and maintenance agreement which grants the customer the right to the use of the aircraft for a specified number of hours each year. Under the terms of the management and maintenance agreement, the Company agrees to manage, operate and maintain the aircraft on behalf of the customer in exchange for a fixed monthly fee which is recognized ratably over the term of the agreement, usually five years. If a customer prepays its management and maintenance fee, the prepayment is recorded as unearned revenue and is recognized as revenue on a monthly basis in accordance with the schedule provided for within each agreement. Flight hour cards provide customers with a fixed number of flight hours for a fixed fee. The Company defers the entire amount paid by the customer and recognizes revenue on an incremental basis as aircraft hours are flown. Axis Club Membership fees are paid by the customer in advance, deferred and recognized as revenue over the three year membership term. Similar to standard flight hour card sales, payment for flight hour cards sold through the Axis Club Membership program are collected in advance of access to the aircraft fleet, deferred and recognized as revenue on an incremental basis as aircraft hours are flown over the three year membership term.

Fractional Aircraft Shares Sales

Fractional aircraft sold and lease revenue includes revenue from fractional aircraft shares sold and fractional lease revenue from the Company’s Axis Lease Program. Axis Lease Program lease revenue is the monthly fee charged lessees over their lease terms, typically two to five years.

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

Effective July 1, 2010, the Company adopted the guidance of ASU 2009-13, which updates ASC 605-25, to value its management and maintenance agreements independent of the sale of a new fractional aircraft share and recognizes fractional aircraft share sales revenue and related costs of fractional aircraft shares sold at the time of the fractional aircraft share sale. The Company reported the adoption of ASU 2009-13 for sales beginning in fiscal year 2011 without reflecting the impact of the new accounting guidance on fractional aircraft share sales made prior to July 1, 2010. However, see the discussion in the paragraph immediately following concerning the accounting for the sale of select fractional aircraft shares with a repurchase guarantee. The adoption of ASU 2009-13 has a material effect on the financial statements issued in periods after July 1, 2010 with respect to the sale of new fractional aircraft shares without residual guarantees. There was a single fractional aircraft share sold during the year ended June 30, 2011 requiring recognition under this new guidance. Had the sale of this share been accounted for under the prior revenue recognition policy, the effect in the current year would not be material.

In July 2010, the Company initiated a promotion on select fractional aircraft shares that offer customers a discount on the fractional aircraft share purchase price and a guarantee to repurchase the fractional aircraft share at the expiration of the related management and maintenance agreement, at the customers’ option, at a determined percent of the original purchase price less the specified remarketing fee. The program requires that the owners of the select fractional aircraft shares enter into a seven year management and maintenance agreement. The sale of the select fractional aircraft shares have been accounted for as operating leases in accordance with ASC 840 and the revenue earned (less the guaranteed residual value) in connection with the select fractional aircraft shares is recognized ratably over the term of the management and maintenance agreement, usually seven years. During the year ended June 30, 2011, the Company sold eighteen select fractional aircraft shares under this program. At June 30, 2011, guarantees under this program totaled approximately $4.6 million and are included in deferred revenue related to fractional aircraft share sales.

Other Revenues

Other revenues are comprised primarily of revenue from demonstration flights, the sale of previously owned fractional aircraft shares, and revenue from the sale of fuel and rental of hangar space at the Company’s Clearwater, FL, Camarillo, CA, and Caldwell, NJ facilities. Demonstration revenue is earned as the Company charges prospective fractional share owners on an hourly basis for each hour the prospective share owners are flown to demonstrate the quality and capabilities of the aircraft. The Company recognizes revenue related to these demonstration flights when the flight is completed. Revenue from the sale of previously owned fractional aircraft shares are recorded similar to the sale of new fractional aircraft shares. Revenue from fuel sales and hangar rentals are recorded when goods are delivered or services are rendered.

Aircraft Costs Related To Fractional Aircraft Sales

As a result of the initial adoption of ASC 605-25, the Company recognized revenue from the sale of fractional aircraft shares as income over the five-year period of the management and maintenance agreement. The aircraft costs related to sales of fractional aircraft shares consist of the cost of the aircraft which is recorded as an asset and recognized as the cost of fractional aircraft shares sold over the five-year period of the management and maintenance agreement. In connection with its adoption of ASU 2009-13, the Company established the specific objective evidence required by ASC 605-25 for arrangements with multiple-deliverables. Management adopted ASU 2009-13 on a prospective basis effective July 1, 2010 and applied the separation accounting to new fractional aircraft share sales contracts. Fractional aircraft share sale costs are recognized at the time of a fractional aircraft share sale, rather than over the five-year period of the management and maintenance agreement.

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

Results of Operations

Fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010

Revenues for the fiscal year ended June 30, 2011 were $149.0 million, an increase of 4.2% from $143.0 million for the fiscal year ended June 30, 2010. This increase was primarily due to:

•	an increase of 3.1% in management and maintenance fees to $75.2 million for the fiscal year ended June 30, 2011 from $73.0 million or the comparable 2010 period;

•	an increase of 53.4% in flight hour card and Axis Club Membership revenue to $30.7 million for the fiscal year ended June 30, 2011 from $20.0 million for the comparable 2010 period;

•	an increase of 55.4% in other revenue to $9.7 million for the fiscal year ended June 30, 2011 from $6.3 million for the comparable 2010 period; and

•

a partially offsetting 23.8% decrease in the revenue generated from the sale of fractional aircraft shares to $33.3 million for the fiscal year ended June 30, 2011 from $43.8 million for the comparable 2010 period.

Revenue from the sale of fractional aircraft shares decreased due to the full amortization of revenue from shares sold in prior periods, partially offset by amortization of revenue from shares sold in fiscal year 2011.

Revenue from management and maintenance fees increased $2.2 million primarily due to the higher average number of fractional shares sold through June 30, 2011 from the comparable 2010 period, coupled with an increase in the average monthly management fee per share.

Flight hour card revenue and Axis Club Membership revenue increased $10.7 million primarily due to an increase in flight hour card sales as a result of the greater acceptance of time card travel in the existing economy compared to fractional ownership and the resulting increase in flight hour card utilization by owners during the fiscal year ended June 30, 2011 from the comparable 2010 period. Partially offsetting this increase is a decrease in the per hour revenue rate recognized in 2011 as a result of a greater number of lower priced Axis cards, exclusive of membership fees.

Other revenue increased 55.4% to $9.7 million for the fiscal year ended June 30, 2011 from $6.3 million for the fiscal year ended June 30, 2010, due to increased sales of previously owned fractional aircraft shares, demonstration flights, fuel and remarketing fees.

Operating expenses for the fiscal year ended June 30, 2011 were 9.9% higher than the fiscal year ended June 30, 2010, with total operating expenses of $155.3 million compared to $141.3 million, respectively. The cost of fractional aircraft shares sold decreased $8.1 million to $29.2 million for the fiscal year ended June 30, 2011 from $37.3 million for the fiscal year ended June 30, 2010, due to the full amortization of costs that had been deferred from shares sold in prior periods, partially offset by amortization of costs from shares sold in fiscal year 2011. In fiscal 2010, the Company recognized a $0.9 million nonrecurring gain on the sale of one of the Company’s core aircraft; no such gain was recognized in fiscal 2011. The cost of flight operations, together with the cost of fuel, increased 26.2% to $86.4 million for the year ended June 30, 2011 from $68.4 million for the year ended June 30, 2010, primarily due to:

•

a $7.7 million increase in maintenance expense as a result of an increase in flight hours and fleet size, and completion of the aircraft maintenance acceleration of required fleet maintenance during fiscal 2011 to prepare for peak travel and increased flight hours;

•

a $3.2 million increase in aircraft lease expense as a result of the addition of four leased aircraft conformed and made available to the Company’s fleet operations in the third quarter of fiscal year 2010;

•	a $2.2 million increase in pilot expense, including training costs, due primarily to the increase in fleet size;

•	a $1.2 million increase in charter expense due to aircraft availability; and

•	a $2.8 million increase in cost of fuel due to an increase in flight hours and an increase in the per gallon cost of fuel.

General and administrative expenses increased 14.3% to $29.6 million for the year ended June 30, 2011 from $25.9 million for the fiscal year ended June 30, 2010, primarily due to an increase in the costs related to pilot training, administrative costs, payroll, expenses related to flight scheduling costs, maintenance related administrative costs, costs of reacquired fractional shares subsequently sold and a non-cash reserve in 2011 for amounts due from former fractional owners and card customers relating to tax assessments that the Company will pay on their behalf. In addition, depreciation expense decreased $1.3 million, or 24.0%, for the year ended June 30, 2011 from $5.5 million for the comparable 2010 period, primarily due to the change in estimated useful lives of the Company’s core aircraft in January 2011. (See also Critical Accounting Policies and Estimates above.)

Selling expenses increased to $6.0 million during the year ended June 30, 2011, from $5.1 million during the year ended June 30, 2010 due to increased commission expense as a result of increased sales levels and increased advertising.

Results of operations decreased to a loss of $6.3 million for the year ended June 30, 2011 compared to income of $1.7 million for the year ended June 30, 2010, for the reasons set forth above.

Interest expense decreased 20.3% to $4.6 million for the year ended June 30, 2011 from $5.8 million for the year ended June 30, 2010 due to decreases in the short-term and long-term debt obligations between the two periods as a result of maturity and repayment of loan amounts.

Net loss increased to $10.8 million for the fiscal year ended June 30, 2011 compared to $4.0 million for the fiscal year ended June 30, 2010 due to the reasons set forth above.

Fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2009

Revenues for the fiscal year ended June 30, 2010 were $143.0 million, an increase of 4.5% from $136.8 million for the fiscal year ended June 30, 2009. This increase was the result of an increase of 3.2% in management and maintenance fees to $73.0 million for the fiscal year ended June 30, 2010 from $70.7 million for the comparable 2009 period, an increase of 113.4% in flight hour card and Axis Club Membership revenue to $20.0 million for the fiscal year ended June 30, 2010 from $9.4 million for the comparable 2009 period, and an increase of 28.3% in other revenue to $6.3 million for the fiscal year ended June 30, 2010 from $4.9 million for the comparable 2009 period, offset by a 15.6% decrease in the revenue generated from the sale of fractional aircraft shares to $43.8 million for the fiscal year ended June 30, 2010 from $51.9 million for the comparable 2009 period.

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

General and administrative expenses increased 9.5% to $25.9 million for the fiscal year ended June 30, 2010 from $23.6 million for the fiscal year ended June 30, 2009, primarily due to a $0.7 million increase in expenses related to fixed based operations primarily as a result of an increase in the volume of fuel sales, a $0.4 million increase in payroll and related expenses, and a $0.2 million increase in shipping expenses.

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

Liquidity and Capital Resources

Avantair’s primary sources of liquidity have been cash provided by operations, cash raised from its equity offering as Ardent Acquisition Corp., cash provided from its debt facilities, cash raised from the preferred and common stock offerings, and other asset- based borrowing. The Company uses its cash primarily to fund losses from operations, to make deposits on aircraft, to fund the purchase and lease of core aircraft and to fund the purchase of aircraft which are to be fractionalized. Cash generated from operations has not been sufficient to provide for all the working capital needed to meet Avantair’s requirements. At June 30, 2011 and 2010, Avantair had a working capital deficit of approximately $63.9 million and $43.9 million, respectively, and a stockholders’ deficit of approximately $44.0 million and $32.2 million, respectively. As of June 30, 2011, cash and cash equivalents amounted to approximately $5.6 million and total assets to $110.9 million. The cash and cash equivalent balance decreased $3.8 million from June 30, 2010 and total assets decreased $20.7 million. The decrease in cash and cash equivalents occurred primarily as a result of the repayment of $4.2 million of long-term debt and $5.8 million of short-term debt, and expenditures related to completion of the aircraft maintenance acceleration of required fleet maintenance, which occurred during fiscal year 2011 so as to prepare for the peak travel season, partially offset by cash generated from operations and general timing differences in cash receipts and payments during the period.

In January 2009, the Company introduced the Axis Club Membership program and in February 2011 introduced the Axis Lease Program, both programs designed to bridge the gap between the financial commitment of a fractional aircraft share ownership and flight hour card. The current rate of flight hour card sales, including those through the Axis Club Membership program, and Axis

Lease Program lessees, require the Company to acquire aircraft to satisfy the increased flight hour demands on its core aircraft fleet if its core utility is strained.

Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and lessees and aircraft under management, as well as increase the number of flight hour cards. At June 30, 2011, the Company had 25.5 fractional aircraft shares available for sale. In addition to the cost of acquiring aircraft, Avantair’s primary expenses are related to fuel, aircraft repositioning (i.e., moving an aircraft to another location to accommodate a customer’s need and for demonstration flights for sales purposes), flight operations and pilot expenses, maintenance, charters, insurance and sales general and administrative expenses. To finance its growth strategy, the Company will continue to actively pursue additional funds through equity financing, including the sale of additional shares of common and preferred stock, asset sales, promotional sales incentives, cash receipts associated with accelerated payments of management and maintenance fees, debt financing, or a combination thereof. At June 30, 2011 and 2010, Avantair had assets of approximately $110.9 million and $131.6 million, respectively. For the fiscal years ended June 30, 2011 and 2010, the Company had revenue of approximately $149.0 million and $143.0 million, respectively, and net losses of approximately $10.8 million and $4.0 million, respectively. Avantair has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability and positive cash flows. At August 31, 2011, the Company had approximately $4.0 million of unrestricted cash on hand. Assuming cash flows and sales remain consistent with recent operating activity and expenses remain at or below recent levels, the Company believes that its cash position will be sufficient to continue operations for at least the next twelve months.

Fiscal year ended June 30, 2011 compared to fiscal year ended June 30, 2010.

Net cash provided by operating activities was $6.9 million for the year ended June 30, 2011 compared to net cash provided by operating activities of $9.4 million for the same period last year. Net cash provided by operating activities during the year ended June 30, 2011 is primarily attributable to the $10.8 million net loss, combined with depreciation expense of $4.2 million and stock-based compensation expense of $0.4 million, $2.2 million of unsold aircraft costs, a $2.3 million increase in accounts payable and accrued expenses, and a $16.6 million increase in unearned management fee, flight hour card and Axis Club Membership revenue, which were partially offset by an increase of a $3.7 million in prepaid expenses, a $1.2 million increase in accounts receivable, a $1.8 million increase in deposits on aircraft, and a $1.0 million decrease in deferred revenue related to Axis Club Membership sales.

Net cash used in investing activities was $1.1 million for the year ended June 30, 2011 compared to net cash provided by investing activities of $2.6 million for the same period last year. Net cash used in investing activities during the year ended June 30, 2011 resulted from $1.1 million of capital expenditures on leasehold improvements and computer systems.

Net cash used in financing activities was $9.6 million for the year ended June 30, 2011 compared to net cash used in financing activities of $6.3 million for the same period last year. Net cash used in financing activities for the year ended June 30, 2011 resulted primarily from repayment of approximately $10.0 million of short and long-term indebtedness and dividends paid of approximately $1.4 million, partially offset by net proceeds from short-term indebtedness of approximately $1.8 million.

Financing Arrangements

Avantair’s financing arrangements at June 30, 2011 are described below:

Wells Fargo Equipment Finance, Inc.	$2,240,600
Iberia Bank	1,567,595
Wells Fargo	1,523,275
Midsouth Services, Inc	10,722,973

$16,054,443

Wells Fargo Equipment Finance, Inc.: In February 2005, the Company entered into financing arrangements for the purchase of core aircraft under various notes payable with Wells Fargo Equipment Finance, Inc. The notes outstanding at June 30, 2011 totaled approximately $2.2 million and are payable in monthly installments ranging from $10,644 to $38,480 with interest ranging from 5.96% to 6.12% per annum, through 2012. The notes are collateralized by the aircraft.

Iberia Bank: In August 2007, the Company and Iberia Bank, formerly Century Bank F.S.B., executed a $2.2 million note agreement for the purchase of one aircraft. The note outstanding at June 30, 2011 totaled approximately $1.6 million and is payable in monthly installments of $27,175 with interest of 8.25% per annum, through August 3, 2012. The note is collateralized by the aircraft.

Wells Fargo: On October 31, 2007, the Company and Wells Fargo, formerly Wachovia Bank, entered into a financing arrangement for the purchase of one used aircraft at a total purchase price of approximately $4.5 million (inclusive of the value of a flight hour card of 100 hours). Financing was obtained from Wells Fargo through a note payable of $3.9 million. This debt will be repaid monthly over 7 years at an interest rate of the LIBOR rate plus 4.0%. Borrowings outstanding under this arrangement at June 30, 2011 totaled approximately $1.5 million. As of June 30, 2011, the Company was not in compliance with certain financial covenants and has requested, but has not yet received as of the date of this filing, a waiver of compliance from these financial covenants. As a result, long-term debt relating to this note payable balance outstanding as of June 30, 2011 has been classified as a short-term obligation.

Midsouth Services, Inc. (“Midsouth”): The Company has three separate lease agreements with Midsouth.

On October 10, 2007, Avantair acquired a core aircraft under a capital lease obligation with Midsouth. Under the lease agreement, Midsouth provided funding for the $4.7 million purchase of a pre-owned Piaggio P-180 aircraft and holds title to the aircraft. Midsouth leases the aircraft exclusively to Avantair on a five year lease at 15.0% interest per annum. The monthly lease payments for the term of the lease are $89,000. At the end of the five year lease, Avantair shall purchase the aircraft from Midsouth at the guaranteed residual value in the amount of approximately $2.3 million. Avantair also has the option to purchase the aircraft anytime during the lease term at the then current guaranteed residual value as set forth on the amortization schedule without penalty. The obligation outstanding at June 30, 2011 totaled approximately $3.2 million.

In April 2009, the Company entered into a lease agreement, effective April 6, 2009, pursuant to which Midsouth leases a Piaggio P-180 aircraft to the Company for a ten year lease term at $75,000 per month, at 15.0% interest per annum, plus taxes if applicable. The Company is required to provide Midsouth with 100 hours of flight time per year during the lease term. Hours have been accounted for at their fair value and are liquidated as hours are flown. Midsouth has the sole option to terminate the lease at the end of the fifth year of the lease term and require the Company to purchase the leased aircraft for approximately $3.8 million within ninety days of that date. If this option is not exercised by Midsouth, the lease will continue for the remaining five years of the lease term and, at the end of the ten year lease, the Company will be required to purchase the aircraft from Midsouth for $0.3 million. The obligation outstanding at June 30, 2011 totaled approximately $4.5 million.

In April 2009, the Company amended a lease agreement previously accounted for as an operating lease under ASC 840 “Leases,” dated as of July 31, 2006 between the Company and Midsouth. Pursuant to the amendment, the Company was required to pay $74,900 per month, at 11.0% interest per annum until August 2011, the expiration of the lease agreement. In addition, the Company agreed to purchase the leased aircraft for approximately $3.0 million from Midsouth within sixty days following the expiration of the lease agreement. The lease, as amended, had been classified as a capital lease in the accompanying consolidated balance sheets. The obligation outstanding at June 30, 2011 totaled approximately $2.9 million, net of deferred interest of $0.1 million. In August 2011, the Company entered into a second amendment to the aircraft lease agreement dated July 2006 to extend the lease term for five years, and decrease monthly payments to $62,500. Upon expiration of the five year term, the Company may purchase, at its sole discretion, the aircraft at a purchase price of approximately $0.3 million.

For additional information regarding these financing arrangements, see Note 11 to the Company’s consolidated financial statements.

Contractual Obligations

The following table summarizes the Company’s contractual cash obligations at June 30, 2011, and the effect these obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations as of June 30, 2011(1)	Total	Less Than 1 Year	1-3 Years	3- 5 Years	More than 5 Years

Short-term debt obligations(2)	$13,000,000	$13,000,000	$—	$—	$—
Long-term debt obligations(3)	5,331,470	3,967,515	1,363,955	—	—
Operating lease obligations(4)	60,070,126	7,306,136	14,759,370	17,851,456	20,153,164
Capital lease obligations(5)	10,722,973	3,811,472	6,911,501	—
Aircraft purchase commitments(6)	323,459,221	36,710,528	286,748,693	—	—

Total minimum payment	412,583,790	64,795,651	309,783,519	17,851,456	20,153,164
Less obligation prepayment as of June 30, 2010	(8,800,000)	(8,800,000)	—	—	—

Total contractual cash obligations	$403,783,790	$55,995,651	$309,783,519	$17,851,456	$20,153,164

(1)	Amounts shown in table are not necessarily representative of, and may vary substantially from, amounts that will actually be paid in future years as Avantair may incur additional or different obligations subsequent to June 30, 2011.
(2)	See Note 10 to the accompanying Consolidated Financial Statements.
(3)	Long-term debt obligation means a payment obligation under long-term borrowings referenced in ASC 470 “Disclosure of Long-Term Obligations.” See Note 11 to the accompanying Consolidated Financial Statements.
(4)	Operating lease obligation means a payment obligation under a lease classified as a operating lease pursuant to ASC 840 “Accounting for Leases.” The amounts above include aircraft, hangar, office and automobile leases. See Note 8 to the accompanying Consolidated Financial Statements.
(5)	Capital lease obligation means a payment obligation under a lease classified as a capital lease pursuant to ASC 840 “Accounting for Leases.” See Note 9 to the accompanying Consolidated Financial Statements.
(6)	Purchase obligation means an agreement to purchase goods or services that is enforceable and legally binding on the Company that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The amounts above include purchase commitments for 51 Piaggio Avanti II aircraft through 2013 with a mutual understanding that the aircraft delivery dates can be extended. See Note 8 to the accompanying Consolidated Financial Statements.

Tax Assessments

The states of California and Minnesota have assessed taxes on flights into and out of their respective states. The Company is contractually able to pass through the prorated portion of the tax to its owners who flew the relevant flights, but there can be no assurance that owners who have already exited the program will pay their relevant portion. As a result, the Company has accrued reserves related to those amounts it believes will not be collected.

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

Interest Rate Risk

Avantair is subject to market risk from exposure to changes in interest rates associated with its debt facility with Wells Fargo (formerly Wachovia). The current liability, pursuant to which Avantair is obligated to pay Wells Fargo, has an interest rate that is equal to the LIBOR rate plus 4.0%. At June 30, 2011, the liabilities of Avantair with exposure to interest rate risk were approximately $1.5 million. The Company has not historically used derivative instruments to manage exposure to changes in interest rates.

	June 30, 2011
	Expected Maturity Date
	2012	2013	2014	2015	2016	Thereafter	Total
Liabilities
Long-term debt:
Fixed Rate	$6,255,712	$4,244,184	$4,031,272	$—	$—	$—	$14,531,168
Average interest rate	8.60%	8.60%	8.60%	8.60%	8.60%	8.60%
Variable Rate	$1,523,275	$—	$—	$—	$—	$—	$1,523,275
Average interest rate	4.21%	4.21%	4.21%	4.21%	4.21%	4.21%

Off-Balance Sheet Arrangements

At June 30, 2011, the Company did not have any material commercial commitments (except for those noted in Note 8 “Purchase Commitments” in the accompanying Consolidated Financial Statements), including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

From time to time, during the normal course of business, the Company may make certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include, but are not limited to: (i) indemnities to clients, vendors and service providers pertaining to claims based on negligence or willful misconduct and (ii) indemnities involving breach of contract, the accuracy of representations and warranties, or other liabilities assumed by us in certain contracts. In addition, the Company has agreements whereby we will indemnify certain officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, the Company has director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid. The Company believes the applicable insurance coverage is generally adequate to cover any estimated potential liability under these indemnification agreements. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are included in this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation, it was concluded that, as of June 30, 2011, the Company’s disclosure controls and procedures are effective at a reasonable assurance level and are designed to ensure that the information required to be disclosed in SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the assessment, management believes that, as of June 30, 2011, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of June 30, 2011. This report appears on page 31.

Changes to Internal Control over Financial Reporting

There has been no change in the internal controls over financial reporting during the fiscal year ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Stockholders

Avantair, Inc.

We have audited Avantair, Inc.’s internal control over financial reporting as of June 30, 2011 based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Avantair, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Avantair, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011 based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Avantair, Inc. as of June 30, 2011 and 2010, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. Our report dated September 23, 2011 expressed an unqualified opinion.

/s/ J.H. Cohn LLP

Jericho, New York

September 23, 2011

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is set forth in the Company’s Proxy Statement dated September 23, 2011 under the captions “Election of Directors,” “Corporate Governance and Board of Directors Matters,” and “Management,” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is set forth in the Company’s Proxy Statement dated September 23, 2011 under the captions “Compensation Discussion and Analysis” and “Compensation and Risk,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth in the Company’s Proxy Statement dated September 23, 2011 under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information required by this item is set forth in the Company’s Proxy Statement dated September 23, 2011 under the caption “Related Party Transactions,” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is set forth in the Company’s Proxy Statement dated September 23, 2011 under the caption “Principal Accounting Fees and Services” and “Policy on Pre-Approval by Audit Committee of Services Performed by Principal Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

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

September 23, 2011

Avantair, Inc.

By:	/s/ Steven Santo
Steven Santo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Steven Santo	Chief Executive Officer and Director (Principal Executive Officer)	September 23, 2011
Steven Santo

/s/ Richard A. Pytak Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	September 23, 2011
Richard A. Pytak Jr.

/s/ Robert J. Lepofsky	Chairman	September 23, 2011
Robert J. Lepofsky

/s/ A. Clinton Allen	Director	September 23, 2011
A. Clinton Allen

/s/ Stephanie Cuskley	Director	September 23, 2011
Stephanie Cuskley

/s/ Richard B. DeWolfe	Director	September 23, 2011
Richard B. DeWolfe

/s/ Arthur H. Goldberg	Director	September 23, 2011
Arthur H. Goldberg

/s/ Barry J. Gordon	Director	September 23, 2011
Barry J. Gordon

/s/ Lorne Weil	Director	September 23, 2011
Lorne Weil

AVANTAIR, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Avantair, Inc.

We have audited the accompanying consolidated balance sheets of Avantair, Inc. and Subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avantair, Inc. and Subsidiaries as of June 30, 2011 and 2010, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Avantair, Inc.’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 23, 2011 expressed an unqualified opinion.

/s/ J.H. Cohn LLP
Jericho, New York
September 23, 2011

AVANTAIR, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	June 30, 2011	June 30, 2010

Current Assets
Cash and cash equivalents	$5,643,305	$9,446,619
Accounts receivable, net of allowance for doubtful accounts of $231,357 and $208,065 at June 30, 2011 and 2010, respectively	12,202,020	10,976,129
Inventory	442,634	181,782
Current portion of aircraft costs related to fractional share sales	20,770,142	26,680,081
Prepaid expenses and other current assets	7,012,555	2,979,055

Total current assets	46,070,656	50,263,666

Long-Term and Other Assets
Aircraft costs related to fractional share sales, net of current portion	9,913,793	43,461,597
Property and equipment, at cost, net of accumulated depreciation and amortization of $19,838,924 and $15,821,591 at June 30, 2011 and 2010, respectively	36,733,929	22,583,073
Cash - restricted	2,361,851	2,358,558
Deposits on aircraft	9,500,988	7,883,834
Deferred maintenance on aircraft engines	266,087	603,515
Goodwill	1,141,159	1,141,159
Other assets	4,950,035	3,342,198

Total long-term and other assets	64,867,842	81,373,934

Total assets	$110,938,498	$131,637,600

See Notes to Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	June 30, 2011	June 30, 2010

Current Liabilities
Accounts payable	$5,908,979	$4,723,718
Accrued liabilities	6,181,807	5,000,249
Customer deposits	2,082,160	1,358,988
Short-term debt	13,000,000	11,000,000
Current portion of long-term debt	7,856,117	4,202,726
Current portion of deferred revenue related to fractional aircraft share sales	23,550,037	32,770,605
Unearned management fee, flight hour card and Axis Club Membership revenues	51,437,316	35,126,401

Total current liabilities	110,016,416	94,182,687

Long-Term Liabilities
Long-term debt, net of current portion	8,198,326	15,620,479
Deferred revenue related to fractional aircraft share sales, net of current portion	18,014,232	35,085,148
Deferred revenue related to Axis Club Membership sales, net of current portion	1,353,618	1,773,943
Other liabilities	2,658,945	2,520,537

Total long-term liabilities	30,225,121	55,000,107

Total liabilities	140,241,537	149,182,794

Commitments and Contingencies

Series A convertible preferred stock, $.0001 par value, authorized 300,000 shares; 152,000 shares issued and outstanding	14,708,088	14,617,958

Stockholders’ Deficit
Preferred stock, $.0001 par value, authorized 700,000 shares; none issued	—	—
Common stock, Class A, $.0001 par value, 75,000,000 shares authorized, 26,418,246 shares issued and outstanding at June 30, 2011 and 26,353,201 shares issued and outstanding at June 30, 2010	2,642	2,635
Additional paid-in capital	57,212,099	56,896,831
Accumulated deficit	(101,225,868)	(89,062,618)

Total stockholders’ deficit	(44,011,127)	(32,163,152)

Total liabilities and stockholders’ deficit	$110,938,498	$131,637,600

See Notes to Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended June 30,
	2011	2010

Revenue
Fractional aircraft sold and lease revenue	$33,328,485	$43,756,222
Maintenance and management fees	75,205,044	72,957,679
Flight hour card and club membership revenue	30,725,624	20,024,602
Other revenue	9,742,823	6,268,071

Total revenue	149,001,976	143,006,574

Operating expenses
Cost of fractional aircraft shares sold	29,156,635	37,317,493
Cost of flight operations	69,253,465	54,151,877
Cost of fuel	17,104,502	14,272,477
Gain on sale of assets	—	(897,595)
General and administrative expenses	29,550,763	25,861,629
Selling expenses	6,029,517	5,116,153
Depreciation and amortization	4,164,460	5,471,677

Total operating expenses	155,259,342	141,293,711

Income (loss) from operations	(6,257,366)	1,712,863

Other income (expenses)
Interest and other income	69,556	75,843
Interest expense	(4,588,111)	(5,757,264)

Total other expenses	(4,518,555)	(5,681,421)

Net loss	(10,775,921)	(3,968,558)

Preferred stock dividend and accretion of expenses	(1,477,459)	(1,506,814)

Net loss attributable to common stockholders	$(12,253,380)	$(5,475,372)

Loss per common share:
Basic and diluted	$(0.46)	$(0.23)

Weighted-average common shares outstanding:
Basic and diluted	26,389,758	23,419,624

See Notes to Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Deficit

Years Ended June 30, 2011 and 2010

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance at June 30, 2009	16,463,615	$1,646	$47,667,493	$(83,676,822)	$(36,007,683)

Stock-based compensation			387,147		387,147

Dividend on Series A convertible preferred stock				(1,417,238)	(1,417,238)

Accretion of preferred stock issuance costs			(89,575)		(89,575)

Issuance of shares in connection with vested restricted stock, net of shares surrendered in lieu of payroll taxes	54,566	5	(24,618)		(24,613)

Issuance of warrants in consideration for services rendered in private placement	—	—	209,708		209,708

Issuance of warrants in connection with aircraft management agreement	—	—	807,031		807,031

Sale of common stock in connection with private sale, net of expenses associated with the registration of shares	9,835,020	984	7,939,645		7,940,629

Net loss				(3,968,558)	(3,968,558)

Balance at June 30, 2010	26,353,201	$2,635	$56,896,831	$(89,062,618)	$(32,163,152)

See Notes to Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Deficit

Years Ended June 30, 2011 and 2010

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance at June 30, 2010	26,353,201	$2,635	$56,896,831	$(89,062,618)	$(32,163,152)

Stock-based compensation			440,618		440,618

Dividend on Series A convertible preferred stock				(1,387,329)	(1,387,329)

Accretion of preferred stock issuance costs			(90,130)		(90,130)

Issuance of shares in connection with vested restricted stock, net of shares surrendered in lieu of payroll taxes	54,358	6	(30,219)		(30,213)

Expenses associated with registration of shares			(5,000)		(5,000)

Issuance of shares in connection with exercise of warrants	10,687	1	(1)		—

Net loss				(10,775,921)	(10,775,921)

Balance at June 30, 2011	26,418,246	$2,642	$57,212,099	$(101,225,868)	$(44,011,127)

See Notes to Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(10,775,921)	$(3,968,558)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,164,460	5,471,677
Amortization of deferred interest related to capital lease obligation	431,941	387,185
Stock-based compensation	440,618	387,147
Gain on sale of assets	—	(897,595)
Bad debt (recoveries) expense	23,292	(20,223)

Changes in operating assets and liabilities:
Accounts receivable	(1,249,183)	(5,244,851)
Inventory	(260,852)	(40,785)
Deposits on aircraft	(1,817,154)	1,381,056
Deferred maintenance agreement on aircraft engines	337,428	934,660
Prepaid expenses and other current assets	(3,723,500)	(1,700,549)
Notes receivable	—	272,731
Aircraft costs related to fractional shares	28,490,644	36,968,314
Other assets	(1,607,837)	(895,760)
Accounts payable	1,185,261	(2,539,502)
Accrued liabilities	1,132,016	1,004,879
Unearned management fee, flight hour card and Axis Club Membership revenue	16,556,896	15,587,412
Cash - restricted	(3,293)	(6,221)
Customer deposits	723,172	76,052
Deferred revenue related to fractional aircraft share sales	(26,291,484)	(40,601,223)
Deferred revenue related to Axis Club Membership sales	(976,305)	3,032,115
Other liabilities	138,408	(193,521)

Net cash provided by operating activities	6,918,607	9,394,440

INVESTING ACTIVITIES:
Proceeds from the sale of asset	—	2,900,000
Capital expenditures	(1,148,217)	(321,761)

Net cash (used in) provided by investing activities	(1,148,217)	2,578,239

FINANCING ACTIVITIES:
Borrowings under short-term debt	1,800,000
Borrowings under long-term debt	—	56,614
Dividends paid	(1,368,000)	(2,457,226)
Principal payments on long-term debt	(4,200,704)	(11,549,574)
Principal payments on short-term debt	(5,800,000)	(500,000)
Proceeds from issuance of stock, net of cost of stock redemption/registration	—	8,150,337
Cost of stock registration	(5,000)

Net cash used in financing activities	(9,573,704)	(6,299,849)

AVANTAIR, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2011	2010
Net (decrease) increase in cash and cash equivalents	$(3,803,314)	$5,672,830
Cash and cash equivalents, beginning of the year	9,446,619	3,773,789

Cash and cash equivalents, end of the year	$5,643,305	$9,446,619

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$4,588,111	$5,757,264

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Accretion of Series A convertible preferred stock	$90,130	$89,575

Dividends payable on Series A convertible preferred stock	$372,975	$353,645

Flight hour cards issued in consideration for equipment	$—	$139,570

Common shares surrendered in lieu of payroll taxes	$30,213	$24,613

Issuance of warrants to underwriter in connection with private sale of common stock	$—	$209,708

Issuance of warrants to Lorne Weil in connection with aircraft agreement	$—	$807,031

Reversal of accrued expense	$—	$44,100

Aircraft purchased under short-term notes payable, net of $0.2 million aircraft deposit	$6,200,000	$—

Flight hour cards issued in consideration for repurchase of fractional aircraft shares	$310,000	$—

Fractional aircraft shares held for lease transferred to fixed assets	$10,940,036	$—

See Notes to Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 1 – OPERATIONS AND MANAGEMENT’S PLANS

Avantair, Inc. and subsidiaries (the “Company” or “Avantair”) are in the business of providing private aviation services through three primary flight service programs (i) the sale of fractional ownership interests (Fractional Ownership program): (ii) the lease of fight hours (Axis Lease program); and (iii) the sale of flight hour cards (Edge Card program and Axis Club Membership program). These services are provided on the Company’s managed aircraft fleet by professionally piloted aircraft for business and personal use. Avantair’s core strategic focus is providing our customers with the highest level of safety, service and satisfaction. According to AvData, Avantair is the fifth largest company in the North American fractional aircraft industry based on aircraft fleet size. As of June 30, 2011, Avantair operated 56 aircraft within its fleet, which is comprised of 47 aircraft for fractional ownership, 5 company-owned core aircraft and 4 leased and company-managed aircraft. In addition, Avantair provides limited fixed based operation (“FBO”) services in Clearwater, FL, Camarillo, CA and Caldwell, NJ. In January 2011, the Company opened a maintenance facility in Dallas, Texas.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the successful recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. As of June 30, 2011, the Company’s recurring losses resulted in a working capital deficit of approximately $63.9 million and a stockholders’ deficit of approximately $44.0 million. Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and lessees and aircraft under management, as well as increase the number of flight hour cards. At June 30, 2011, the Company had 25.5 fractional aircraft shares available for sale. In addition to the cost of acquiring aircraft, Avantair’s primary expenses are related to fuel, aircraft repositioning (i.e., moving an aircraft to another location to accommodate a customer’s need and for demonstration flights for sales purposes), flight operations and pilot expenses, maintenance, charters, insurance and sales general and administrative expenses. To finance its growth strategy, the Company will continue to actively pursue additional funds through equity financing, including the sale of additional shares of common and preferred stock, asset sales, promotional sales incentives, cash receipts associated with accelerated payments of management and maintenance fees, debt financing, or a combination thereof. At June 30, 2011 and 2010, Avantair had assets of approximately $110.9 million and $131.6 million, respectively. For the fiscal years ended June 30, 2011 and 2010, the Company had revenue of approximately $149.0 million and $143.0 million, respectively, and net losses of approximately $10.8 million and $4.0 million, respectively. Avantair has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability and positive cash flows. At August 31, 2011, the Company had approximately $4.0 million of unrestricted cash on hand. Assuming cash flows and sales remain consistent with recent operating activity and expenses remain at or below recent levels, the Company believes that its cash position will be sufficient to continue operations for at least the next twelve months.

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

In January 2011, the Company changed its estimate of its depreciable life of its core aircraft to 20 years from an original seven year life. This change in estimate was based upon an evaluation of the aircrafts’ actual service life. This change in estimate was adopted prospectively and resulted in a $1.3 million reduction in depreciation expense recognized during the year ended June 30,

2011.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments. Cash in the amount of $5.6 million and $9.4 million at June 30, 2011 and 2010, respectively, was primarily held in financial institutions, with maturities of three months or less from the date of acquisition.

Cash-restricted

Restricted cash includes cash whereby the Company’s ability to use the funds at any time is contractually limited or is generally designated for specific purposes arising out of certain contractual or other obligations. The Company agreed to restrict approximately $2.4 million in cash at both June 30, 2011 and 2010, to secure letters of credit related to deposits for leases, provide security for credit card charge backs and to secure fuel purchases. Management believes that these amounts will be restricted for at least one year and, accordingly, has classified such cash as non-current.

Revenue Recognition

Avantair is engaged in the sale, lease and management of fractional ownership interests of professionally piloted aircraft for personal and business use and access to its aircraft fleet through either 15 or 25 hour flight hour cards (either individually or through the Company’s Axis Club Membership program). In the case of fractional ownership sales, the aircraft are sold in one-sixteenth shares or multiples thereof. The purchase agreement grants the customer an undivided interest in a specified aircraft. When a customer purchases a fractional share or enters into a lease of a fractional share through the Company’s Axis Lease Program (introduced in February 2011), they are also required to enter into a management and maintenance agreement which grants the customer the right to the use of the aircraft for a specified number of hours each year. Under the terms of the management and maintenance agreement, the Company agrees to manage, operate and maintain the aircraft on behalf of the customer in exchange for a fixed monthly fee which is recognized ratably over the term of the agreement, usually five years. If a customer prepays its management and maintenance fee, the prepayment is recorded as unearned revenue and is recognized as revenue on a monthly basis in accordance with the schedule provided for within each agreement. Flight hour cards provide customers with a fixed number of flight hours for a fixed fee. The Company defers the entire amount paid by the customer and recognizes revenue on an incremental basis as aircraft hours are flown. Axis Club Membership fees are paid by the customer in advance, deferred and recognized as revenue over the three year membership term. Similar to standard flight hour card sales, payment for flight hour cards sold through the Axis Club Membership program are collected in advance of access to the aircraft fleet, deferred and recognized as revenue on an incremental basis as aircraft hours are flown over the three year membership term.

Fractional Aircraft Sold and Lease Revenue

Fractional aircraft sold and lease revenue includes revenue from fractional aircraft shares sold and fractional lease revenue from the Company’s Axis Lease Program. Axis Lease Program lease revenue is the monthly fee charged lessees over their lease terms, typically two to five years.

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

Effective July 1, 2010, the Company adopted the guidance of ASU 2009-13, which updates ASC 605-25, to value its management and maintenance agreements independent of the sale of a new fractional aircraft share and recognizes fractional aircraft share sales revenue and related costs of fractional aircraft shares sold at the time of the fractional aircraft share sale. The Company reported the adoption of ASU 2009-13 for sales beginning in fiscal year 2011 without reflecting the impact of the new accounting guidance on fractional aircraft share sales made prior to July 1, 2010. However, see the discussion in the paragraph immediately following concerning the accounting for the sale of select fractional aircraft shares with a repurchase guarantee. The adoption of ASU 2009-13 has a material effect on the financial statements issued in periods after July 1, 2010 with respect to the sale of new fractional aircraft shares without residual guarantees. There was a single fractional aircraft share sold during the year ended June 30, 2011 requiring recognition under this new guidance. Had the sale of this share been accounted for under the prior revenue recognition policy, the effect in the current year would not be material.

In July 2010, the Company initiated a promotion on select fractional aircraft shares that offer customers a discount on the fractional aircraft share purchase price and a guarantee to repurchase the fractional aircraft share at the expiration of the related management and maintenance agreement, at the customers’ option, at a determined percent of the original purchase price less the specified remarketing fee. The program requires that the owners of the select fractional aircraft shares enter into a seven year management and maintenance agreement. The sale of the select fractional aircraft shares have been accounted for as operating leases in accordance with ASC 840 and the revenue earned (less the guaranteed residual value) in connection with the select fractional aircraft shares is recognized ratably over the term of the management and maintenance agreement, usually seven years. During the year ended June 30, 2011, the Company sold eighteen select fractional aircraft shares under this program. At June 30, 2011, guarantees under this program totaled approximately $4.6 million and are included in deferred revenue related to fractional aircraft share sales.

Referral Incentive Hours

The Company accounts for the additional hours granted under the referral incentive program by expensing costs as they are incurred. Such costs have not been material to date.

Management and Maintenance Agreement

Revenue earned in connection with the management and maintenance agreements with fractional share owners and Axis Lease Program lessees is recognized ratably over the term of the agreement, typically two to five years. If a customer prepays its management and maintenance fee for a period of one year or longer, the prepayment is recorded as unearned revenue and amortized into revenue on a monthly basis in accordance with the schedule provided for within each agreement.

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

Axis Club Membership revenue. In February 2009, the Company initiated the Axis Club Membership program. The Axis Club Membership program offers customers access to blocks of flight time at a discount from standard flight hour card rates for a set, three year membership fee. The program requires that Axis Club members purchase a minimum of three 25 hour blocks of flight hour cards over the three year membership term. Axis Club Membership fees are paid in advance, deferred and recognized over the three year membership term. Similar to standard flight hour card sales, payment for flight hour cards sold through the Axis Club Membership program are collected in advance of access to the aircraft fleet, deferred and recognized as revenue on an incremental basis over the three year membership term. The Axis Club Membership program was suspended effective March 2011.

Other Revenues

Other revenues are comprised primarily of revenue from demonstration flights, the sale of previously owned fractional aircraft shares, and revenue from the sale of fuel and rental of hangar space at the Company’s Clearwater, FL, Camarillo, CA, and Caldwell, NJ facilities. Demonstration revenue is earned as the Company charges prospective fractional share owners on an hourly basis for each hour the prospective share owners are flown to demonstrate the quality and capabilities of the aircraft. The Company recognizes revenue related to these demonstration flights when the flight is completed. Revenue from the sale of previously owned fractional aircraft shares are recorded similar to the sale of new fractional aircraft shares. Revenue from fuel sales and hangar rentals are recorded when goods are delivered or services are rendered.

Aircraft Costs Related To Fractional Sales

As a result of the initial adoption of ASC 605-25, the Company recognized revenue from the sale of fractional aircraft shares as income over the five-year period of the management and maintenance agreement. The aircraft costs related to sales of fractional aircraft shares consist of the cost of the aircraft which is recorded as an asset and recognized as the cost of fractional aircraft shares sold over the five-year period of the management and maintenance agreement. In connection with its adoption of ASU 2009-13, the Company established the specific objective evidence required by ASC 605-25 for arrangements with multiple-deliverables. Management adopted ASU 2009-13 on a prospective basis effective July 1, 2010 and applied the separation accounting to new fractional aircraft share sales contracts. Fractional aircraft share sale costs are recognized at the time of a fractional aircraft share sale, rather than over the five-year period of the management and maintenance agreement.

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts of approximately $0.2 million as of both June 30, 2011 and 2010 of account receivables for estimated losses arising from the inability of its customers to make required payments. The Company’s estimate is based on factors surrounding the credit risk of certain clients, historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change if the financial condition of the Company’s customers were to deteriorate, resulting in a reduced ability to make payments.

Prepaid Pilot Training

The costs related to the training of pilots as required by Federal Aeronautic Regulations are capitalized and amortized over the twelve month certification period.

Customer Deposits

Customer deposits are cash payments received from customers who have purchased a fractional interest in an aircraft where that specific aircraft is not available for delivery.

Advertising Costs

Advertising costs are expensed as incurred and totaled approximately $2.2 million and $1.8 million for the years ended June 30, 2011 and 2010, respectively.

Inventory

Fuel and aircraft stock inventory is valued at the lower of cost (determined by the first-in, first-out method) or market.

Deferred Rent

The aggregate of minimum annual operating lease payments are expensed on a straight-line basis over the term of the related leases. The amount by which straight-line rent differs from actual lease payments is recognized as deferred rent and totaled approximately $2.6 million and $2.5 million at June 30, 2011 and 2010, respectively, and is included in other liabilities.

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

Effective July 1, 2007, the Company adopted the provisions of the ASC 740 relating to uncertain tax positions. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company has identified its federal tax return and State of Florida tax return as “major” tax jurisdictions, as defined in ASC 740. The Company evaluations were performed for the tax years ended 2005 through 2011. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

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

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with ASC 815 “Derivatives and Hedging,” which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts. The Company also considers ASC 815, which provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under ASC 815. The Company evaluates the conversion feature embedded in its Series A Convertible Preferred Stock based on the criteria of ASC 815 to determine whether the conversion feature would be required to be bifurcated from the Preferred Stock and accounted for separately as a derivative. Based on management’s evaluation, the embedded conversion feature did not require bifurcation and derivative accounting as of June 30, 2011.

Goodwill and Long-lived Assets

The Company accounts for goodwill and other intangible assets under ASC 350 “Intangibles — Goodwill and Other.” ASC 350, eliminates the amortization of goodwill and certain other intangible assets and requires an evaluation of impairment by applying a fair-value based test. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company’s reporting units based on discounted cash flow models using revenue and profit forecasts and comparing the estimated fair values with the carrying values of the Company’s reporting units which include the goodwill. If the estimated fair values are less than the carrying values, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of the Company’s “implied fair value” requires the Company to allocate the estimated fair value to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value.

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

The Company measures at fair value basis based on the following key objectives:

•	The price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;

•	A three-level hierarchy (“Valuation Hierarchy”) for fair value measurements;

•	Consideration of the Company’s creditworthiness when valuing liabilities; and

•	Disclosures about instruments measured at fair value.

The Valuation Hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the Valuation Hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of the Valuation Hierarchy and the distribution of the Company’s financial assets within it are as follows:

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

During the fiscal year ended June 30, 2011, the Company has elected not to use the fair value option permitted under ASC 820 for any of its financial assets and financial liabilities that are not already recorded at fair value.

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

For the fiscal year ended June 30, 2011, a total of 8,269,964 share-equivalents of potentially dilutive securities were excluded from the calculation of diluted earnings per share. These securities were comprised of 2,373,620 warrants issued to Lorne Weil in conjunction with the LW Air transactions; 455,887 warrants issued to EarlyBirdCapital (“EBC”), of which 437,887 remained outstanding as of June 30, 2011 in consideration for services rendered as placement agent for the Company’s June, September and October 2009 private placements; 951,100 options to purchase shares of common stock were outstanding during the periods but were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive as calculated under the treasury method promulgated by ASC 260 “Earnings Per Share;” and 4,251,857 shares of common stock reserved for issuance upon the conversion of the outstanding Series A Preferred Shares. In accordance with ASC 260’s contingently issuable shares provision, 255,500 shares of unvested common stock awards (“restricted stock”) granted were not included in the calculation because all the necessary conditions for vesting had not been satisfied.

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

Aircraft	7 - 20 years
Office equipment and furniture and fixtures	5 - 7 years
Flight management software/hardware	5 years
Vehicles	5 years
Improvements	Lesser of estimated useful life or the term of the lease

Expenditures for maintenance and repairs of property and equipment are expensed as incurred. Major improvements and interest costs relating to borrowings made for the acquisition of aircraft are capitalized.

The carrying value of property and equipment to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360 “Property, Plant and Equipment.” For purposes of recognition and measurement of an impairment loss, assets are grouped at the lowest levels for which there are identifiable cash flows (the “reporting unit”). An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets. The Company, due to the age of property and equipment assets, determined that its property and equipment was not impaired as of June 30, 2011.

Comprehensive Income

The Company adheres to the provisions of ASC 220, “Comprehensive Income”. This pronouncement establishes standards for reporting and display of comprehensive income or loss and its components (revenues, expenses, gains and losses). The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be classified by their nature. Furthermore, the Company is required to display the accumulated balances of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the years ended June 30, 2011 and 2010, there were no items that gave rise to other comprehensive income or loss and net income equaled comprehensive income.

Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no effect on the Company’s net income or financial position as previously reported.

Recently Issued Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued additional guidance related to intangibles - goodwill and other Accounting Standards Update (“ASU”) 2010-28, “Intangibles - Goodwill and Other” (ASC 350): when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The intangibles guidance modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has evaluated the adoption of this guidance and believes there will not be an impact on its consolidated financial condition, results of operations and cash flows.

In May 2011, the FASB issued additional guidance within ASU 2011-06, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” related to ASC 820 “Fair Value Measurement.” The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The fair value measurement guidance consolidates guidance of the FASB and the IASB on fair value measurement, resulting in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Company has evaluated the adoption of this guidance and believes there will not be an impact on its consolidated financial condition, results of operations and cash flows.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

NOTE 3 – CONCENTRATIONS OF RISK

The Company acquires all of its aircraft and a large portion of its aircraft parts from one supplier and is dependent on that supplier for timely delivery of its airplanes and parts. Any disruption in the delivery of these airplanes and related parts would cause the Company to incur significant costs without the benefit and the cash flow it receives from its customers.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash and cash equivalents in bank deposits, the balances of which, at times, may exceed federally insured limits. Exposure to credit risk is reduced by placing such deposits in high credit quality financial institutions. At June 30, 2011, the Company had cash and cash equivalents in excess of federally insured limits of approximately $2.2 million.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost as of June 30, 2011 and 2010, consisted of the following:

	2011	2010
Aircraft	$47,258,614	$29,744,110
Leasehold improvements	5,312,374	5,120,475
Furniture, fixtures and equipment	1,715,221	1,441,880
Flight management software/hardware	2,070,563	1,895,618
Vehicles	216,081	202,581

Total	56,572,853	38,404,664
Less: accumulated depreciation and amortization	(19,838,924)	(15,821,591)

	$36,733,929	$22,583,073

Depreciation expense was approximately $4.2 million and $5.5 million as of June 30, 2011 and 2010, respectively.

The Company capitalizes interest costs relating to borrowings or required deposits made in connection with the acquisition of aircraft. No amounts were capitalized for the years ended June 30, 2011 or 2010.

NOTE 5 – GOODWILL AND LONG-LIVED ASSETS

The Company performed its annual evaluation during September 2011 by comparing the product of the trading price as of June 30, 2011 and the Company’s outstanding shares of common stock on that date to the Company’s book value.

In accordance with ASC 350, the Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

In preparing its impairment analysis, the Company derives fair value based on two approaches:

Market prices. At June 30, 2011, the quoted market for Avantair’s common stock was $1.88 per share with 26,418,246 shares outstanding giving the Company a total market capitalization of approximately $50.0 million.

Cash flow projections. Certain key assumptions used in preparing the cash flow projections, included:

•

The overall basis for management’s cash flow assumptions and conclusions are based on the majority of the Company’s revenue being contractual. Therefore management can predict future management fee revenues with some certainty. The model is based on the premise that for every plane sold or leased the Company will increase management fees by an agreed upon amount per plane. When the Company attains a certain fractionalized aircraft fleet size, management expects that the management fee income will then exceed all fixed and variable costs.

•

The Company has a commitment from its aircraft manufacturer for the delivery of 6 planes in the next 12 months and management believes that if it were to take delivery of all or a portion of these aircraft, it will sell enough fractional shares, leases and flight hour time cards per month to produce sufficient cash flow to cover costs.

As a result of the analysis, no impairment charges were required for long-lived assets during the years ended June 30, 2011 and 2010.

NOTE 6 – RELATED PARTY TRANSACTIONS

The following is a summary of transactions entered into since July 1, 2009, to which the Company has been a party in and in which any of the Company’s executive officers, directors or beneficial holders of more than 5.0% of its capital stock had or will have a direct or indirect material interest.

Annually, Avantair participates as one of the sponsors of the Corporate Directors Group, an accredited educational organization of RiskMetric ISS Governance Services, of which A. Clinton Allen presides as its chairman. The sponsorship provides the Corporate Directors Group with 23 hours of aircraft usage annually in lieu of compensation. In addition, the Company sponsors the Corporate Directors Group Piaggio Avanti Owners Club which provides the club with 15 hours of aircraft usage annually in lieu of compensation. The total value of the sponsorship involves amounts totaling less than $120,000.

During fiscal year 2010, the Company sold shares of common stock to investors through the September and October 2009 private placements. Investors who participated in the placements included certain of our non-employee directors and 5.0% shareholders.

During the second quarter of fiscal 2010, the Company, through an arms-length transaction, transferred its rights to purchase four Piaggio Avanti II aircraft to LW Air pursuant to the existing aircraft purchase agreement between the Company and Piaggio America, Inc. Upon delivery of the aircraft, Piaggio America returned $2.6 million of deposits previously paid on the aircraft by the Company. Simultaneous with this transaction, the Company entered into an eight-year management agreement for those aircraft and the Company issued 2,373,620 warrants to Lorne Weil, the Managing Member of LW Air. Mr. Weil is a Company director, and by virtue of his ownership of the warrants, Mr. Weil is also a significant beneficial owner of the Company. In addition, since the contractual relationships under the agreements with LW Air were executed following the date that Mr. Weil became a significant beneficial owner, the Company recognizes the transaction as a related party transaction.

In March 2010, Avantair granted 3,000 shares of restricted stock to each of its six non-employee directors. The restricted shares granted to the director’s vest one third upon each of the next three successive annual meetings, subject to the grantee’s continued service on the Board of Directors.

In January 2011, Avantair granted 10,000 shares of restricted stock to each of its seven non-employee directors of the Company’s Board of Directors. The restricted shares granted to the director’s vest one third upon each of the next three successive annual meetings, subject to the grantee’s continued service on the Board of Directors.

NOTE 7 – INCOME TAXES

The difference between income tax benefit provided at the Company’s effective rate and the statutory rate at June 30, 2011 and 2010 are as follows:

	2011	2010
Income tax benefit at statutory rate	$3,723,252	$1,388,996
State tax benefit, net of Federal benefit	319,136	119,057
Increase (decrease) in valuation allowance	15,198,119	(1,679,353)
Reduction of net operating loss due to Section 382 limitation	(19,240,507)	—
Other	—	171,300

Totals	$—	$—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) at June 30, 2011 and 2010 are as follows:

	2011	2010
Deferred tax liabilities
Goodwill	$(231,275)	$(202,366)
Depreciation	(4,038,791)	(3,013,688)
Deferred revenues, net of amortized aircraft costs related to fractional share sales	(1,016,922)
Other	(150,230)	(37,342)

	(5,437,218)	(3,253,396)

Deferred tax assets
Deferred revenues, net of amortized aircraft costs related to fractional share sales	—	248,047
Other	2,288,759	1,566,694
Net operating loss carryforwards	20,315,498	33,803,813

	22,604,247	35,618,554
Less valuation allowance	(17,167,039)	(32,365,158)

	5,437,218	3,253,396

Net deferred tax assets	$—	$—

The Company considers that the cumulative losses incurred create a rebuttable presumption that a full valuation allowance continues to be required for its deferred tax assets. Therefore, the Company has offset the deferred tax assets attributable to those potential benefits through a valuation allowance in 2011 and 2010 and, accordingly, the Company did not recognize any benefit from income taxes in the accompanying consolidated statements of operations. At June 30, 2011, the Company had net operating loss carryforwards of approximately $53.5 million which begin to expire in 2031.

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

Effective July 1, 2007, the Company adopted the provisions of the ASC 740 “Income Taxes.” ASC 740-10 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its consolidated financial position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No interest and penalties were incurred at June 30, 2011 and 2010.

Information related to the activity of the valuation allowance is as follows:

	June 30,
	2011	2010
Beginning balance	$32,365,158	$30,685,805
Increase (decrease) in valuation allowance	(15,198,119)	1,679,353

Ending balance	$17,167,039	$32,365,158

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company conducts a major part of its operations from leased facilities, which include airplane hangars and administrative offices. The 15 year hangar lease in Clearwater, Florida, which began in April 2006, expires in 2020 with an option to extend through September 2025 and is classified as an operating lease. The Company also has a 15 year lease for its fixed based operation in Camarillo, California expiring in 2021 and a 10 year lease for its fixed based operation in Caldwell, New Jersey expiring in 2018, which are classified as operating leases. The Company is in negotiations with its various landlords regarding reducing its monetary obligations under these leases. There can be no assurance that the Company will be successful in amending the terms of the existing agreements. In January 2011, the Company entered into a 3 year operating lease agreement for a maintenance facility in Dallas, Texas.

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

Effective December 2010, the Company entered into an Aircraft Rental Agreement with a third party to lease one Pilatus aircraft to be used in the Company’s maintenance operations. Pursuant to the agreement between the parties, the Company will pay $12,961 per month for 3 years, which provides 300 flight hours per year to the Company. The Company accounts for the Aircraft Rental Agreement as an operating lease.

Effective July 2011, the Company entered into an Aircraft Lease Agreement with three third parties to lease one Piaggio Avanti II aircraft. Pursuant to the agreement between the parties, the Company will pay a total of $50,000 per month for ten years, as well as provide a total of 125 flight hours per year to the third parties. The Company accounts for the Aircraft Lease Agreement as an operating lease.

In addition, the Company leases transportation equipment and data processing equipment under operating leases expiring during the next three years.

Total rent expense for the years ended June 30, 2011 and 2010 was approximately $3.0 million and $3.2 million respectively.

Future minimum lease payments on these operating leases are:

Year Ended June 30,
2012	$7,306,136
2013	7,377,487
2014	7,381,883
2015	7,387,209
2016	10,464,247
Thereafter	20,153,164

$60,070,126

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

As of June 30, 2011, Avantair had contractual commitments to purchase 51 additional Piaggio Avanti II aircraft through 2013 with a mutual understanding that the aircraft delivery dates can be extended. The total commitment, including a proposed price escalation, is valued at approximately $323 million.

Tax Assessments

The states of California and Minnesota have assessed taxes on flights into and out of their respective states. The Company is contractually able to pass through the prorated portion of the tax to its owners who flew the relevant flights, but there can be no assurance that owners who have already exited the program will pay their relevant portion. As a result, the Company has accrued non-cash reserves related to those amounts it believes will not be collected.

Legal Proceedings

From time to time, the Company is party to various legal proceedings in the normal course of business. It is expected that these claims would be covered by insurance subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. As of June 30, 2011, there were no legal proceedings which the Company would anticipate having a material adverse effect on its financial position, results of operations or cash flows.

NOTE 9 – CAPITAL LEASE TRANSACTIONS

Midsouth Services, Inc. (“Midsouth”)

The Company has three separate lease agreements with Midsouth.

On October 10, 2007, Avantair acquired a core aircraft under a capital lease obligation with Midsouth. Under the lease agreement, Midsouth provided funding for the $4.7 million purchase of a pre-owned Piaggio P-180 aircraft and holds title to the aircraft. Midsouth leases the aircraft exclusively to Avantair on a five year lease at 15.0% interest per annum. The monthly lease payments for the term of the lease are $89,000. At the end of the five year lease, Avantair shall purchase the aircraft from Midsouth at the guaranteed residual value in the amount of approximately $2.3 million. Avantair also has the option to purchase the aircraft anytime during the lease term at the then current guaranteed residual value as set forth on the amortization schedule without penalty. The obligation outstanding at June 30, 2011 totaled approximately $3.2 million.

In April 2009, the Company entered into a lease agreement, effective April 6, 2009, pursuant to which Midsouth leases a

Piaggio P-180 aircraft to the Company for a ten year lease term at $75,000 per month, at 15.0% interest per annum, plus taxes if applicable. The Company is required to provide Midsouth with 100 hours of flight time per year during the lease term. Hours have been accounted for at their fair value and are liquidated as hours are flown. Midsouth has the sole option to terminate the lease at the end of the fifth year of the lease term and require the Company to purchase the leased aircraft for approximately $3.8 million within ninety days of that date. If this option is not exercised by Midsouth, the lease will continue for the remaining five years of the lease term and, at the end of the ten year lease, the Company will be required to purchase the aircraft from Midsouth for $0.3 million. The obligation outstanding at June 30, 2011 totaled approximately $4.5 million.

In April 2009, the Company amended a lease agreement previously accounted for as an operating lease under ASC 840 “Leases,” dated as of July 31, 2006 between the Company and Midsouth. Pursuant to the amendment, the Company was required to pay $74,900 per month, at 11.0% interest per annum until August 2011, the expiration of the lease agreement. In addition, the Company agreed to purchase the leased aircraft for approximately $3.0 million from Midsouth within sixty days following the expiration of the lease agreement. The lease, as amended, had been classified as a capital lease in the accompanying consolidated balance sheets. The obligation outstanding at June 30, 2011 totaled approximately $2.9 million, net of deferred interest of $0.1 million. In August 2011, the Company entered into a second amendment to the aircraft lease agreement dated July 2006 to extend the lease term for five years, and decrease monthly payments to $62,500. Upon expiration of the five year term, the Company may purchase, at its sole discretion, the aircraft at a purchase price of approximately $0.3 million.

The capital lease obligations are included in long-term debt in the accompanying consolidated balance sheets.

Future minimum lease payments on these capital leases are:

Year Ended June 30,
2012	$5,058,000
2013	3,636,693
2014	4,472,000
2015	—
2016	—

Total minimum payments	13,166,693
Less: amount representing interest	(2,443,720)

Present value of minimum lease payments	$10,722,973

NOTE 10 – SHORT-TERM DEBT

Short-term debt consists of the following as of June 30, 2011 and 2010:

	2011	2010
Midsouth Services, Inc	$12,400,000	$11,000,000
Lear 60-208, LLC, Bolivar, LLC, and Alpine, LLC	600,000	—

Short-term debt	$13,000,000	$11,000,000

On April 2, 2009, Avantair entered into two Floor Plan Agreements with Midsouth Services, Inc. to replace Midsouth’s existing Floor Plan Agreements dated July 31, 2008. The new Floor Plan Agreements extended credit to Avantair in an increased amount of $11.6 million to be used towards the purchase of new Piaggio P-180 aircraft. The Floor Plan Agreements cover an amount not to exceed $5.8 million for a term of twelve months. The Company has the sole option to terminate one of the Floor Plan Agreements during the term with ninety days written notice. The Company agreed to pay Midsouth a monthly fee of $82,500 for the first Floor Plan Agreement during the term and $75,000 for a second Floor Plan Agreement. During December 2010, the Company repaid the first Floor Plan Agreements in the amount of $5.8 million. Borrowings outstanding under the second remaining Floor Plan Agreement at June 30, 2011 totaled $5.2 million.

In March 2011, the Company negotiated financing terms pursuant to a Floor Plan Financing Agreement with Midsouth which shall be used towards the purchase of new Piaggio P-180 aircraft for resale in the fractional program. The most recent agreement is similar to the previous arrangements between Midsouth and Avantair in that Midsouth agrees to extend credit to Avantair for the purchase of fractional aircraft for a term of the later of: (1) twelve months or (2) until the date on which the net purchase price for the aircraft financed pursuant to the Floor Plan Agreement is paid. The Company has agreed to pay Midsouth a monthly fee of $65,000 following the commencement of the term pursuant to the Floor Plan Agreement. Borrowings outstanding under the Floor Plan Agreement at June 30, 2011 totaled $6.0 million.

In April 2011, the Company entered into a short-term note payable with Midsouth to finance $0.5 million deposits with interest of 12.0% per annum, for one new Piaggio Avanti II aircraft. The Company has agreed to pay Midsouth a monthly fee of $5,000 following the commencement of the term pursuant to the Aircraft Deposit Agreement. The term of the agreement, as extended in July 2011, is five months or until the Company takes delivery of the aircraft. Borrowings outstanding under the agreement at June 30, 2011 totaled $0.5 million.

In May 2011, the Company entered into a short-term note payable Midsouth to finance $0.7 million deposits with interest of 12.0% per annum, for one new Piaggio Avanti II aircraft. The Company has agreed to pay Midsouth a monthly fee of $7,000 following the commencement of the term pursuant to the Aircraft Deposit Agreement. The term of the agreement, as extended in July 2011, is four months or until the Company takes delivery of the aircraft. Borrowings outstanding under the agreement at June 30, 2011 totaled $0.7 million.

In addition, during May 2011, the Company entered into a short-term note payable with Lear 60-208, LLC, Bolivar, LLC, and Alpine Air, LLC to finance $0.6 million deposits for one new Piaggio Avanti II aircraft. The short-term note bears interest of 9.7% following the commencement of the term pursuant to the Aircraft Deposit Agreement. The term of the agreement is four months or until the Company takes delivery of the aircraft. Borrowings outstanding under the agreement at June 30, 2011 totaled $0.6 million, and were repaid in July 2011.

NOTE 11 – LONG- TERM DEBT

Long-term debt consists of the following as of June 30, 2011 and 2010:

	2011	2010
Midsouth Services, Inc	$10,722,973	$11,506,490
Wells Fargo Equipment Finance, Inc.	2,240,600	2,680,816
Iberia Bank	1,567,595	1,753,803
Wells Fargo	1,523,275	2,081,403
Jet Support Services, Inc.	—	1,769,176
Other long-term debt	—	31,517

	16,054,443	19,823,205
Less current portion	(7,856,117)	(4,202,726)

Long-term debt	$8,198,326	$15,620,479

Midsouth Services, Inc.

Avantair leases core aircraft under capital lease obligations with Midsouth Services, Inc (see Note 9).

Wells Fargo Equipment Finance, Inc.

In February 2005, the Company entered into financing arrangements for the purchase of core aircraft under various notes payable with Wells Fargo Equipment Finance, Inc. The notes outstanding at June 30, 2011 totaled approximately $2.2 million and are payable in monthly installments ranging from $10,644 to $38,480 with interest ranging from 5.96% to 6.12% per annum, through 2012. The notes are collateralized by the aircraft.

Iberia Bank

In August 2007, the Company and Iberia Bank, formerly Century Bank F.S.B., executed a $2.2 million note agreement for the purchase of one aircraft. The note outstanding at June 30, 2011 totaled approximately $1.6 million and is payable in monthly installments of $27,175 with interest of 8.25% per annum, through August 3, 2012. The note is collateralized by the aircraft.

Wells Fargo

On October 31, 2007, the Company and Wells Fargo, formerly Wachovia Bank, entered into a financing arrangement for the purchase of one used aircraft at a total purchase price of approximately $4.5 million (inclusive of the value of a flight hour card of 100 hours). Financing was obtained from Wells Fargo through a note payable of $3.9 million. This debt will be repaid monthly over 7 years at an interest rate of the LIBOR rate plus 4.0%. Borrowings outstanding under this arrangement at June 30, 2011 totaled approximately $1.5 million. As of June 30, 2011, the Company was not in compliance with certain financial covenants and has requested, but has not yet received as of the date of this filing, a waiver of compliance from these financial covenants. As a result, long-term debt relating to this note payable balance outstanding as of June 30, 2011 has been classified as a short-term obligation.

Jet Support Services, Inc.

On April 24, 2006, Avantair financed an aircraft maintenance program contract with Jet Support Services, Inc. (“JSSI”) in the amount of $3.4 million. The promissory note provided for seven monthly installments of $145,867 and 53 monthly installments of $45,867, respectively, including interest at 7.0% per year. On April 15, 2008, the Company entered into a financing arrangement with JSSI by means of a $5.5 million promissory note. The new note matures on April 1, 2011 and bears interest at 10.0% per annum, with

35 monthly payments of principal and interest in an amount of $185,127 beginning on June 2, 2008. The new note covered the remaining balance of $0.4 million of the aforementioned promissory note, other costs and fees to be paid by the Company under service agreements with JSSI and related deferred financing costs of approximately $1.0 million which will be amortized over the life of the note using the effective interest method. Upon entering into this payment arrangement and the $5.5 million promissory note, the parties terminated the aircraft maintenance program contract and agreed to apply the unamortized prepayment under the aircraft maintenance program contract to the engine maintenance program and to amortize this amount over the remaining 35 month term of that program. During April 2011, the Company repaid the full amount of the promissory note of approximately $0.2 million.

Other long-term debt

In October 2009, the Company and Kevco Aviation Inc. executed a $56,614 note agreement for the purchase of equipment. The note was payable in monthly installments of $2,912 with interest of 3.25% per annum through May 2011. During May 2011, the Company repaid the full amount of the promissory note of $2,904.

Future minimum payments on long-term debt in fiscal years subsequent to June 30, 2011 are as follows:

Year Ended June 30,
2012	$7,778,987
2013	4,244,184
2014	4,031,272
2015	—
2016	—

$16,054,443

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

Shares of Reserved Common Stock

Common Stock. As of June 30, 2011, the Company had 26,418,246 shares of its common stock outstanding and 2,069,066 shares of common stock available for future issuance under the Company’s 2006 Long-Term Stock Incentive Plan. As of June 30, 2011, the Company has 152,000 shares of Series A Preferred Shares outstanding. The Company has 4,251,857 shares of common stock reserved on its books and records for issuance upon the conversion of the outstanding Series A Preferred Shares. As a result of the sales of shares consummated on June 30, September 25, and October 16, 2009, the conversion price of the Series A Preferred Shares was reduced from $5.15 to $3.57. The remaining shares of authorized and unissued common stock will be available for future issuance without additional stockholder approval (subject to applicable securities laws and the rules of any securities market or exchange on which our common stock is quoted at the time).

In January 2011, the Company’s 2006 Long-Term Incentive Plan was amended to increase the number of shares available to be awarded thereunder by 2.0 million shares for a total of 3.5 million shares of common stock reserved for issuance under the Plan.

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

Upon adoption of the Plan in February 2007, the Company granted 150,000 stock options to certain non-employee members of the board of directors and incurred no stock-based compensation expense during the fiscal year ended June 30, 2011 due to the options being fully vested and $94,361 of stock-based compensation expense during the year ended June 30, 2010. In April 2010, Avantair granted a total of 626,100 stock options to Company employees (other than its three named executive officers) with each receiving a specified number of stock options which resulted in $307,447 and $62,164 of stock-based compensation expense for the years ended June 30, 2011 and 2010, respectively. In addition, by recommendation of the Compensation Committee and approval by the Board of Directors, 175,000 stock options were granted to the Company’s three named executive officers, effective October 1, 2010, pursuant to the Company’s 2006 Long-Term Incentive Plan, with each receiving a specified number of stock options, resulting in $60,641 of stock-based compensation expense during the year ended June 30, 2011. One-third of the shares will vest one year following the grant date, and one-twelfth of the shares will vest every three months thereafter. All options granted under the 2006 Long-Term Incentive Plan are accounted for in accordance with ASC 718 and have been included in general and administrative expenses in the accompanying consolidated statements of operations.

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

The fair value of share-based payment awards was estimated using the BSM option pricing model with the following assumptions and weighted average fair values:

	Year Ended June 30, 2011
	Range	Weighted Average
Volatility	60.68% - 61.58%	61.41%
Risk-free interest rate	3.29% - 4.67%	3.56%
Expected term	6.00 years	6.00 years
Dividend rate	0.00% - 0.00%	0.00%
Fair values	$1.55 - $3.23	$1.87

	Year Ended June 30, 2010
	Range	Weighted Average

Volatility	60.68% - 61.58%	61.41%
Risk-free interest rate	3.29% - 4.67%	3.56%
Expected term	6.00 years	6.00 years
Dividend rate	0.00% - 0.00%	0.00%
Fair values	$1.51 - $3.23	$1.84

The following table summarizes the activity for the Company’s stock options for the year ended June 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, beginning of fiscal year	776,100	$3.17		$—
Grants	175,000	2.40
Exercises	—	—
Forfeitures	(81,100)	2.65
Expirations	—	—

Total outstanding, end of fiscal year	870,000	3.06	8.34	$—

Total exercisable, end of fiscal year	331,667	3.87	7.37	—

Total unvested, end of fiscal year	538,333	3.28	7.51	—

Total vested or expected to vest as of end of fiscal year	783,000	3.06	8.34	—

As of June 30, 2011, approximately $0.2 million of total deferred compensation cost related to options issued to its three named executive officers will be recognized in expense over the remaining vesting period of 2.25 years. As of June 30, 2011, approximately $0.5 million of total deferred compensation cost related to options issued to employees (other than its executive officers) will be recognized in expense over the remaining vesting period of 1.78 years.

Restricted Shares

The Company expenses restricted shares granted in accordance with the provisions of ASC 718. The fair value of the restricted shares issued is amortized on a straight-line basis over the vesting period of three years. In January 2011, the Company issued 10,000 shares of restricted common stock to each of its non-employee members of its Board of Directors. One-third of the 10,000 shares awarded in January 2011 will vest upon each of the next three successive annual meetings, subject to the grantee’s continued service on the Board of Directors. Compensation expense related to this restricted stock is recognized ratably over the three years based on the fair value of the shares at date of grant, which was $2.35 per share. As of June 30, 2011, the Company had 255,500 shares of restricted stock and 150,000 stock options outstanding. The expense associated with the awarding of restricted shares for the years ended June 30, 2011 and 2010 is $133,170 and $230,622, respectively, which is included in general and administrative expense on the accompanying consolidated statement of operations. As of June 30, 2011, $366,162 of deferred compensation cost related to restricted stock will be charged to operations over the next three years.

The following table summarizes information concerning nonvested restricted shares:

	Shares	Weighted Average Fair Value
Restricted Shares balance beginning of fiscal year	119,588	$1.66
Granted	170,000	2.33
Forfeited/cancelled	—	—
Vested	(62,000)	1.80

Restricted Shares balance end of fiscal year	227,588

NOTE 14 – WARRANTS

On November 14, 2008, the Company commenced a warrant retirement program, which offered the holders of its publicly traded warrants the opportunity to purchase 14,146,000 shares of common stock on an amended term for a limited time. Pursuant to a tender offer that expired on December 12, 2008, the Company announced the completion of the warrant retirement program. Under the tender offer, no warrants were exercised and the Company decided not to extend the offer. The original terms of the warrants were reinstituted and the warrants expired on February 23, 2009.

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

On October 16, 2009, pursuant to an agreement between EBC and the Company, in consideration for services rendered as placement agent for the Company’s June, September and October 2009 private placements, the Company issued to EBC and its affiliates 455,887 fully vested warrants which expire on June 30, 2012. Each warrant permits the holder to purchase one share of the Company’s common stock at an exercise price of $1.05 per share. The shares issuable upon exercise of the warrants are entitled to registration rights under the October 2009 Registration Rights Agreement. The Company may redeem the warrants at any time on or after October 16, 2011 at the price of $0.01 per warrant, provided that the volume weighted average price of the Company’s common stock has been at least 200.0% of the exercise price of a warrant for any twenty trading days during any consecutive thirty trading day period ending on the third trading day preceding the date of the notice of redemption. [In November 2010, the Company, as part of a cashless transaction, exchanged 18,000 outstanding warrants that had been issued to EBC for an aggregate of 10,687 shares of common stock.] The fair value of the warrants calculated in accordance with ASC 820 estimated at $0.46 per warrant was charged to additional paid-in capital. The fair values of the warrants issued were estimated on the date of grant. A Lattice option-pricing model, applying the following assumptions, was used to estimate the fair value for the warrants issued:

Stock Price (1)	$1.15
Exercise Price (2)	$1.05
Interest Rate (1)	1.34	% (4)
Volatility	79.93%
Time to Maturity (2)	2.71 years
Number of Steps (3)	12
Exercise Factor	2.00
Minimum Market Price	$2.10

(1)	As of the Valuation Date
(2)	Per warrant agreement
(3)	Number of quarterly periods in the 2.71 year term.
(4)	Based on vesting period on date of grant.

During the second quarter of fiscal 2010, the Company, through an arms-length transaction, transferred its rights to purchase four Piaggio Avanti II aircraft to LW Air pursuant to the existing aircraft purchase agreement between the Company and Piaggio America, Inc. Upon delivery of the aircraft, Piaggio America returned $2.6 million of deposits previously paid on the aircraft by the Company. Simultaneous with this transaction, the Company entered into an eight-year management agreement for those aircraft and the Company issued 2,373,620 warrants to Lorne Weil, the Managing Member of LW Air. By virtue of his ownership of the warrants, Mr. Weil is now a significant beneficial owner of the Company. In addition, since the contractual relationships under the agreements with LW Air were executed following the date that Mr. Weil became a significant beneficial owner, the Company recognizes the transaction as a related party transaction. Pursuant to the agreement between the parties, the Company will manage each aircraft for a monthly fee which is variable based upon aircraft flight hours but will not exceed $56,500 per month. The agreement also allows the Company to enter into short-term leases for the use of the aircraft at a specified dry lease rate per flight hour. Effective July 1, 2010, the terms of the management agreement were amended to reduce the maximum management fee to be charged for the Company’s management of each of these aircraft to not exceed $44,000, for the eight months ending February 28, 2011, after which the maximum management fee will continue to not exceed $56,500 per month for each aircraft.

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

Due to its limited history as a public company, the Company has estimated expected volatility for the EBC and Lorne Weil warrant valuations based on the historical volatility of certain similar companies. The risk-free interest rate assumptions are based upon observed interest rates appropriate for the expected term of the warrants.

NOTE 15 – RETIREMENT PLAN

Defined Contribution Plan

The Company has a 401(k) Profit Sharing Plan (the “401(k) Plan”) available for substantially all employees. Employees may contribute up to the annual Internal Revenue Service dollar limit. Company contributions to the 401(k) Plan are up to 50% of the first 6% of employee contributions. Amounts charged to operations were $0.3 million and $0.2 million for the years ended June 30, 2011 and 2010, respectively. The Company has not made any discretionary profit sharing employer contributions to the 401(k) Plan to date.

NOTE 16 – SUBSEQUENT EVENTS

During July 2011, the Company entered into an Aircraft Lease Agreement with three third parties for the Company to lease one Piaggio Avanti II aircraft. Pursuant to the agreement between the parties, the Company will pay a total of $50,000 per month for ten years, as well as provide a total of 125 flight hours per year to the three third parties. The Company accounts for the Aircraft Lease Agreement as an operating lease.

In September 2011, simultaneous with the termination of the Floor Plan Finance Renewal Agreement and Renewal Guaranteed Aircraft Purchase Agreement for a Piaggio P-180 aircraft, the Company entered into a Lease Agreement, pursuant to which Midsouth leases a Piaggio P-180 aircraft to the Company for a five year lease term at $75,000 per month, at 15.0% interest per annum, plus taxes if applicable. Following the expiration of the term of the Lease Agreement, the Company has agreed to purchase the leased aircraft for approximately $3.4 million from Midsouth. The Company will account for the lease as a capital lease.

In September 2011, the Company took delivery of a new Piaggio Avanti P-180 aircraft, for resale in the Fractional Ownership program, financed through a Floor Plan Financing Agreement with Midsouth. The financing agreement is similar to the previous arrangements between Midsouth and Avantair with a term of the later of: (1) twelve months or (2) until the date on which the net purchase price for the aircraft financed pursuant to the Floor Plan Agreement is paid. The Company has agreed to pay Midsouth a monthly fee of $72,500 following the commencement of the term pursuant to the Floor Plan Agreement. Borrowings outstanding under the Floor Plan Agreement totaled $6.0 million.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated as of October 2, 2006 between Ardent Acquisition Corporation and the Stockholders of Avantair, Inc. (1)

2.2	Letter Agreement, entered into as of October 2, 2006 between Avantair, Inc., certain equity investors and Ardent Acquisition Corporation. (1)

2.3	Amendment to Stock Purchase Agreement, dated as of December 15, 2006 between Ardent Acquisition Corporation and the Stockholders of Avantair, Inc. (2)

2.4	Securities Purchase and Exchange Agreement, dated as of October 16, 2009 by and among Avantair, Inc. and certain investors. (6)

3.1	Amended and Restated Certificate of Incorporation. (3)

3.2	By-laws. (4)

3.3	Second Amended and Restated By-laws. (5)

3.4	Third Amended and Restated By-laws. (16)

3.5	Certificate of Designations, filed with the Secretary of State of the State of Delaware on November 14, 2007. (9)

4.1	Specimen Unit Certificate. (4)

4.2	Specimen Common Stock Certificate. (4)

4.3	Specimen Warrant Certificate. (4)

4.4	Form of Unit Purchase Option to be granted to Representative. (4)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (4)

4.6	Form of Warrant Agreement issued by the Registrant dated as of October 16, 2009. (12)

10.1*	Avantair Leadership Deferred Compensation Plan Adoption Agreement, dated December 18, 2008. (11)

10.2*	Avantair Leadership Deferred Compensation Plan Basic Plan Document, dated December 18, 2008. (11)

10.3	Registration Rights Agreement among the Registrant and the Initial Stockholders. (4)

10.4	Form of Warrant Purchase Agreement among EarlyBirdCapital, Inc. and each of the Initial Stockholders. (4)

10.5	Investors Rights Agreement, entered into as of October 2, 2006, between Avantair, Inc. and certain equity investors. (1)

10.6	Loan Agreement, entered into as of October 2, 2006 by and among Avantair, Inc., CNM, Inc. and Ardent Acquisition Corporation. (1)

10.7	Amended and Restated Promissory Note, dated June 1, 2007, made by Avantair, Inc. to CNM, Inc. (8)

10.8*	2006 Long- Term Incentive Plan. (15)

10.9*	Employment Agreement dated September 24, 2009, between the Registrant and Steven F. Santo. (6)

10.10*	Employment Agreement dated July 19, 2011, between the Registrant and Stephen M. Wagman. (19)

10.11	Floor Plan Finance Agreement, dated April 2, 2009, between the Registrant and MidSouth Services, Inc. with the term commencing on April 3, 2009. (7)

10.12	Floor Plan Finance Agreement, dated April 2, 2009, between the Registrant and MidSouth Services, Inc. with the term commencing on a date that is yet to be determined. (7)

10.13	Floor Plan Finance Agreement, dated March 14, 2011, between the Registrant and MidSouth Services, Inc. with the term commencing on a March 14, 2011 (18)

10.14	Registration Rights Agreement, dated as of October 16, 2009 among the Registrant and certain investors. (10)

10.15	Piaggio America, INC. P180 Avanti II Aircraft Purchase Agreement, dated November 10, 2005. (14)(X)

10.16	Piaggio America, INC. P180 Avanti II Aircraft Purchase Agreement, dated September 24, 2007. (14)(X)

10.17	Amendment of Aircraft Purchase Agreements dated November 10, 2005 and September 24, 2007 between Piaggio America, Inc. and Avantair, Inc. (dated September 15, 2008). (13)(X)

10.18	Aircraft Management Agreement between LW Air I LLC and Avantair, Inc. dated October 19, 2009. (13)(X)

10.19	Aircraft Lease Agreement between LW Air I LLC and Avantair, Inc. dated October 19, 2009. (13)(X)

10.20	Cross Lease Exchange Agreement dated October 19, 2009.(13) (X)

14.1	Code of Conduct and Professional Ethics for directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. (20)

14.2	Amended Avantair Code of Conduct and Professional Ethics, dated as of March 30, 2011. (17)

23.2	Consent of AvData. (8)

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934(†)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934(†)

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350(†)

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350(†)

99.1	Charter for the Audit Committee of the Board. (8)

99.2	Charter for the Corporate Governance and Nominating Committee of the Board. (9)

99.3	Charter for the Compensation Committee of the Board.(8)

(†)	Filed herewith
*	Management contract or compensatory plan or arrangement.
(X)	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 4, 2006.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2006.
(3)	Incorporated by reference to Registrant’s current report on Form 8-K, filed with the Securities and Exchange commission on March 15, 2007.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-121028).
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2010.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 15, 2009.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 7, 2009.
(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-142312).
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2007.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 22, 2009.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2008.
(12)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-163152), filed with the Securities and Exchange Commission on November 17, 2009.
(13)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (SEC File No. 333-163152), filed with the Securities and Exchange Commission on January 26, 2010.
(14)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (SEC File No. 333-163152), filed with the Securities and Exchange Commission on March 8, 2010.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2011.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 8, 2011.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2011.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 17, 2011.
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 19, 2011.
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 28, 2007.