Form 10-Q
period 2011-09-30
Avantair, Inc
filed 2011-11-14
CIK 1303849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2011

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

As of November 11, 2011, there were 26,464,325 shares of the Company’s common stock, $.0001 par value per share, outstanding.

CERTAIN DEFINITIONS

Unless the context indicates otherwise, the terms “Avantair”, “the Company”, “we”, “our” and “us” refer to Avantair, Inc. and, where appropriate, its subsidiaries. The term “Registrant” means Avantair, Inc.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and the future performance of the Company, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” or similar language. Our actual results could differ materially from the information contained in these forward-looking statements as a result of various factors, including, but not limited to, the factors outlined in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, particularly under the heading “Risk Factors,” and the factors outlined below:

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

The risks described above and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results. We do not undertake, and expressly disclaim, any obligation to update this forward-looking information, except as required by applicable law.

i

PART I

Item 1. Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

ASSETS

	September 30, 2011	June 30, 2011
	(Unaudited)	(Note 2)

Current Assets
Cash and cash equivalents	$4,412,400	$5,643,305
Accounts receivable, net of allowance for doubtful accounts of $289,885 and $231,357, respectively	12,995,969	12,202,020
Inventory	378,255	442,634
Current portion of aircraft costs related to fractional share sales	17,198,197	20,770,142
Prepaid expenses and other current assets	6,874,791	7,012,555

Total current assets	41,859,612	46,070,656

Long-Term and Other Assets
Aircraft costs related to fractional share sales, net of current portion	7,070,622	9,913,793
Property and equipment, at cost, net of accumulated depreciation and amortization of $20,655,498 and $19,838,924, respectively	43,187,188	36,733,929
Cash - restricted	2,362,447	2,361,851
Deposits on aircraft	8,024,688	9,500,988
Deferred maintenance on aircraft engines	369,610	266,087
Goodwill	1,141,159	1,141,159
Other assets	6,225,491	4,950,035

Total long-term and other assets	68,381,205	64,867,842

Total assets	$110,240,817	$110,938,498

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	September 30, 2011	June 30, 2011
	(Unaudited)	(Note 2)

Current Liabilities
Accounts payable	$7,121,587	$5,908,979
Accrued liabilities	8,447,523	6,181,807
Customer deposits	2,447,873	2,082,160
Short-term debt	12,450,000	13,000,000
Current portion of long-term debt	6,535,794	7,856,117
Current portion of deferred revenue related to fractional aircraft share sales	20,316,664	23,550,037
Unearned management fee, flight hour card and Axis Club Membership revenues	51,996,573	51,437,316

Total current liabilities	109,316,014	110,016,416

Long-Term Liabilities
Long-term debt, net of current portion	13,720,607	8,198,326
Deferred revenue related to fractional aircraft share sales, net of current portion	14,712,262	18,014,232
Deferred revenue related to Axis Club Membership sales, net of current portion	945,217	1,353,618
Other liabilities	2,732,540	2,658,945

Total long-term liabilities	32,110,626	30,225,121

Total liabilities	141,426,640	140,241,537

COMMITMENTS AND CONTINGENCIES

Series A convertible preferred stock, $.0001 par value, authorized 300,000 shares; 152,000 shares issued and outstanding	14,730,890	14,708,088

STOCKHOLDERS’ DEFICIT
Preferred stock, $.0001 par value, authorized 700,000 shares; none issued	—	—
Common stock, Class A, $.0001 par value, 75,000,000 shares authorized, 26,422,845 and 26,418,246 shares issued and outstanding, respectively	2,642	2,642
Additional paid-in capital	57,358,466	57,212,099
Accumulated deficit	(103,277,821)	(101,225,868)

Total stockholders’ deficit	(45,916,713)	(44,011,127)

Total liabilities and stockholders’ deficit	$110,240,817	$110,938,498

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2011	2010

Revenue
Fractional aircraft sold and lease revenue	$6,902,842	$9,197,823
Management and maintenance fees	20,273,090	18,418,706
Flight hour card and club membership revenue	8,995,470	6,157,395
Other revenue	2,039,884	2,008,192

Total revenue	38,211,286	35,782,116

Operating expenses
Cost of fractional aircraft shares sold	6,449,964	8,111,445
Cost of flight operations	17,556,164	17,653,113
Cost of fuel	4,617,512	3,938,572
General and administrative expenses	7,966,670	6,879,851
Selling expenses	1,867,929	1,518,755
Depreciation and amortization	903,813	1,256,797
Gain on debt extinguishment	(438,621)	—

Total operating expenses	38,923,431	39,358,533

Loss from operations	(712,145)	(3,576,417)

Other income (expenses)
Interest and other income	65,998	11,122
Interest expense	(1,056,123)	(1,249,014)

Total other expenses	(990,125)	(1,237,892)

Net loss	(1,702,270)	(4,814,309)

Preferred stock dividend and accretion of expenses	(372,485)	(372,346)

Net loss attributable to common stockholders	$(2,074,755)	$(5,186,655)

Loss per common share:
Basic and diluted	$(0.08)	$(0.20)

Weighted-average common shares outstanding:
Basic and diluted	26,422,832	26,354,502

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

Three Months Ended September 30, 2011

(Unaudited)

	Class A		Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at June 30, 2011	$26,418,246	$2,642	$57,212,099	$(101,225,868)	$(44,011,127)

Stock-based compensation	—	—	173,209	—	173,209

Dividend on Series A convertible preferred stock	—	—	—	(349,683)	(349,683)

Accretion of preferred stock issuance costs	—	—	(22,802)	—	(22,802)

Issuance of shares in connection with vested restricted stock, net of shares surrendered in lieu of payroll taxes	4,599	—	(4,040)	—	(4,040)

Net loss	—	—	—	(1,702,270)	(1,702,270)

Balance at September 30, 2011	$26,422,845	$2,642	$57,358,466	$(103,277,821)	$(45,916,713)

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(1,702,270)	$(4,814,309)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	903,813	1,256,797
Amortization of deferred interest related to capital lease obligation	76,908	104,456
Gain on debt extinguishment	(438,621)	—
Stock-based compensation	173,209	95,763
Bad debt expense	58,528	6,412

Changes in operating assets and liabilities:
Accounts receivable	(852,477)	(3,542,816)
Inventory	64,379	25,046
Deposits on aircraft	176,300	—
Deferred maintenance agreement on aircraft engines	(103,523)	(329,430)
Prepaid expenses and other current assets	206,514	(305,756)
Aircraft costs related to fractional shares	5,449,043	8,042,551
Other assets	(1,275,456)	(96,439)
Accounts payable	1,212,608	(239,170)
Accrued liabilities	2,253,993	2,855,212
Unearned management fee, flight hour card and Axis Club Membership revenue	710,772	3,215,959
Cash - restricted	(596)	(846)
Customer deposits	365,713	336,596
Deferred revenue related to fractional aircraft share sales	(6,535,343)	(8,351,749)
Deferred revenue related to Axis Club Membership sales	(628,666)	474,077
Other liabilities	73,595	342,596

Net cash provided by (used in) operating activities	188,423	(925,050)

INVESTING ACTIVITIES:
Capital expenditures	(390,999)	(143,800)

Net cash used in investing activities	(390,999)	(143,800)

FINANCING ACTIVITIES:
Dividends paid	(342,000)	(342,000)
Principal payments on long-term debt	(636,329)	—
Principal payments on short-term debt	(50,000)	(1,102,962)

Net cash used in financing activities	(1,028,329)	(1,444,962)

AVANTAIR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2011	2010
Net decrease in cash and cash equivalents	$(1,230,905)	$(2,513,812)
Cash and cash equivalents, beginning of the period	5,643,305	9,446,619

Cash and cash equivalents, end of the period	$4,412,400	$6,932,807

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,056,123	$1,249,014

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Accretion of Series A convertible preferred stock	$22,802	$22,663

Dividends payable on Series A convertible preferred stock	$349,683	$349,683

Common shares surrendered in lieu of payroll taxes	$4,040	$2,670

Aircraft purchased under short-term notes payable	$6,000,000	$—

Conversion of short-term note payable to capital lease	$5,200,000	$—

Flight hour cards issued as partial consideration for repurchase of fractional aircraft shares	$68,750	$—

Short-term notes payable repayment upon completion of aircraft delivery rights transfer	$1,300,000	$—

Reclassification of aircraft costs to property, plant and equipment in connection with debt conversion	$966,073	$—

See Notes to Condensed Consolidated Financial Statements.

Avantair, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – OPERATIONS AND MANAGEMENT’S PLANS

Avantair, Inc. and subsidiaries (the “Company” or “Avantair”) are in the business of providing private aviation services through three primary flight service programs: (i) the sale of fractional ownership interests (Fractional Ownership program): (ii) the lease of flight hours (Axis Lease program); and (iii) the sale of flight hour cards (Edge Card program and Axis Club Membership program). These services are provided on the Company’s managed aircraft fleet by professionally piloted aircraft for business and personal use. Avantair’s core strategic focus is providing its customers with the highest level of safety, service and satisfaction. As of September 30, 2011, Avantair operated 57 aircraft within its fleet, which is comprised of 47 aircraft for fractional ownership, 5 company-owned core aircraft and 5 leased and company-managed aircraft. During the quarter ended September 30, 2011, the lease term of one company-managed aircraft in the Company’s fleet expired. In addition, Avantair provides limited fixed based operation (“FBO”) services in Clearwater, FL, Camarillo, CA and Caldwell, NJ. In January 2011, the Company opened a maintenance facility in Dallas, Texas.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Reporting

The accompanying unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the interim condensed financial statement rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial statements. The interim condensed consolidated operating results are not necessarily indicative of the results for a full year or any interim period. The June 30, 2011 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Basis of Presentation

All material intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the successful recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. As of September 30, 2011, the Company’s recurring losses resulted in a working capital deficit of approximately $67.5 million and a stockholders’ deficit of approximately $45.9 million. The Company’s primary sources of operating funds are the collection of management and maintenance fees from fractional share owners and lessees through the Axis Lease program, as well as the sale of fractional ownership shares, Axis Club Memberships and flight hour cards. Revenue for sales by product category can be found in the accompanying condensed consolidated statement of operations for the three months ended September 30, 2011 and 2010, respectively. Sales by product category are as follows:

	Unit Sales for the Three Months Ended
	September 30, 2011	September 30, 2010
New Fractional shares	1	3
Axis Lease program shares leased	26	N/A
Axis Club Memberships	1	11
Flight hour cards	108	104

Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and lessees and aircraft under management, as well as increase the number of flight hour cards. At September 30, 2011, the Company had 24.5 fractional aircraft shares available for sale. In addition to the cost of acquiring aircraft, Avantair’s primary expenses are related to fuel, aircraft repositioning (i.e., moving an aircraft to another location to accommodate a customer’s need and for demonstration flights for sales purposes), flight operations and pilot expenses, maintenance, charters, insurance and selling, general and administrative expenses. To finance its growth strategy, the Company will continue to actively pursue additional funds through equity financing, including the sale of additional shares of common and preferred stock, asset sales, promotional sales incentives, cash receipts associated with accelerated payments of management and maintenance fees, debt financing, or a combination thereof. At September 30, 2011 and June 30, 2011, Avantair had assets of approximately $110.2 million and $110.9 million, respectively. For the three months ended September 30, 2011 and the fiscal year ended June 30, 2011, the Company had revenue of approximately $38.2 million and $149.0 million, respectively, and net losses of approximately $1.7 million and $10.8 million, respectively. Avantair has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability and positive cash flows. At September 30, 2011, the Company had approximately $4.4 million of unrestricted cash on hand. Assuming cash flows and sales remain consistent with recent operating activity and expenses remain at or below recent levels, the Company believes that its cash position will be sufficient to continue operations for at least the next twelve months.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying disclosures. These estimates and assumptions are based upon management’s best knowledge of current events and actions that the Company may take in the future. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s condensed consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in the reported financial condition and results of operations; if material, the effects of changes in estimates are disclosed in the notes to the condensed consolidated financial statements. Significant estimates and assumptions by management affect the proper recording of revenue arrangements with multiple deliverables, the allowance for doubtful accounts, the carrying value of long-lived assets, the amortization period of long-lived assets, the provision for (benefit of) income taxes and related deferred tax accounts, certain accrued expenses and contingencies, warrant valuations and management’s assessment of its ability to continue as a going concern.

In January 2011, the Company changed its estimate for the depreciable life of its core aircraft to 20 years from an original seven year life. This change in estimate was based upon an evaluation of the aircrafts’ actual service life. This change in estimate was adopted prospectively and resulted in a $0.5 million reduction in depreciation expense recognized during the three months ended September 30, 2011.

Revenue Recognition

Avantair is engaged in the sale, lease and management of fractional ownership interests of professionally piloted aircraft for personal and business use and access to its aircraft fleet through either 15 or 25 hour flight hour cards (either individually or through the Company’s Axis Club Membership program). In the case of fractional ownership sales, the aircraft are sold in one-sixteenth shares or multiples thereof. The purchase agreement grants the customer an undivided interest in a specified aircraft. When a customer purchases a fractional share or enters into a lease of a fractional share through the Company’s Axis Lease program (introduced in February 2011), they are also required to enter into a management and maintenance agreement which grants the customer the right to the use of the aircraft for a specified number of hours each year. Under the terms of the management and maintenance agreement, the Company agrees to manage, operate and maintain the aircraft on behalf of the customer in exchange for a fixed monthly fee which is recognized ratably over the term of the agreement. If a customer prepays its management and maintenance fee, the prepayment is recorded as unearned revenue and is recognized as revenue on a monthly basis in accordance with the schedule provided for within each agreement. Flight hour cards provide customers with a fixed number of flight hours for a fixed fee. The Company defers the entire amount paid by the customer and recognizes revenue on an incremental basis as aircraft hours are flown. Axis Club Membership fees are paid by the customer in advance, deferred and recognized as revenue over the membership term or until all of their permitted flight hour cards are purchased. Similar to standard flight hour card sales, payment for flight hour cards sold through the Axis Club Membership program are collected in advance of access to the aircraft fleet, deferred and recognized as revenue on an incremental basis as aircraft hours are flown over the membership term.

Fractional Aircraft Sold and Lease Revenue

Fractional aircraft sold and lease revenue includes revenue from fractional aircraft shares sold and fractional lease revenue from the Company’s Axis Lease program. Axis Lease program lease revenue is the monthly fee charged to lessees over their lease terms.

As of June 30, 2010, the Company did not have the objective evidence specified by Accounting Standards Codification (“ASC”) 605-25 “Multiple-Element Arrangements” (“ASC 605-25”), to determine the fair value of fractional aircraft shares sold independent of the fair value of the management and maintenance agreement entered into by the purchaser of the fractional aircraft share. Therefore, the Company adopted the provisions of ASC 605-25 to account for the sale of fractional aircraft shares under which fractional aircraft share sales revenue and related costs of fractional aircraft shares sold were deferred at the time of sale and were recognized ratably over the life of the management and maintenance agreement.

Effective July 1, 2010, the Company adopted the guidance of Accounting Standards Update (“ASU”) 2009-13 “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), which updates ASC 605-25, to value its management and maintenance agreements independent of the sale of a new fractional aircraft share and recognizes fractional aircraft share sales revenue and related costs of fractional aircraft shares sold at the time of the fractional aircraft share sale. The Company reported the adoption of ASU 2009-13 for sales beginning in fiscal year 2011 without reflecting the impact of the new accounting guidance on fractional aircraft share sales made prior to July 1, 2010. However, see the discussion in the paragraph immediately following concerning the accounting for the sale of select fractional aircraft shares with a repurchase guarantee. The adoption of ASU 2009-13 has a material effect on the financial statements issued in periods after July 1, 2010 with respect to the sale of new fractional aircraft shares without residual guarantees. There were no fractional aircraft shares sold during the three months ended September 30, 2011 requiring recognition under this guidance.

During fiscal year 2011, the Company initiated a promotion on select fractional aircraft shares that offer customers a discount on the fractional aircraft share purchase price and a guarantee to repurchase the fractional aircraft share at the expiration of the related management and maintenance agreement, at the customers’ option, at a determined percent of the original purchase price less the specified remarketing fee. The program requires that the owners of the select fractional aircraft shares enter into a seven year management and maintenance agreement. The sale of the select fractional aircraft shares have been accounted for as operating leases in accordance with ASC 840 “Leases” (“ASC 840”) and the revenue earned (less the guaranteed residual value) in connection with the select fractional aircraft shares is recognized ratably over the term of the management and maintenance agreement, usually seven years. During the three months ended September 30, 2011, the Company sold one fractional aircraft share under this program. At September 30, 2011, guarantees under this program totaled approximately $4.8 million and are included in deferred revenue related to fractional aircraft share sales.

Referral Incentive Hours

The Company accounts for the additional hours granted under the referral incentive program by expensing costs as they are incurred. Such costs have not been material to date.

Management and Maintenance Agreement

Revenue earned in connection with the management and maintenance agreements with fractional share owners and Axis Lease program lessees is recognized ratably over the term of the agreement. If a customer prepays its management and maintenance fee for a period of one year or longer, the prepayment is recorded as unearned revenue and amortized into revenue on a monthly basis in accordance with the schedule provided for within each agreement.

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

Axis Club Membership revenue. In February 2009, the Company initiated the Axis Club Membership program. The Axis Club Membership program offers customers access to blocks of flight time at a discount from standard flight hour card rates for a set, three year membership fee. The program requires that Axis Club members purchase a minimum of three 25 hour blocks of flight hour cards over the three year membership term. Axis Club Membership fees are paid in advance, deferred and recognized over the three year membership term. Similar to standard flight hour card sales, payment for flight hour cards sold through the Axis Club Membership program are collected in advance of access to the aircraft fleet, deferred and recognized as revenue on an incremental basis over the three year membership term. In connection with the introduction of the Company’s Axis Lease program, the Axis Club Membership program was suspended effective March 2011.

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

Maintenance Expense Policy

The Company uses the direct expense method of accounting for non-refurbishment aircraft maintenance. Engine maintenance was performed by third parties under contract which transferred risk through July 2011, and related costs were expensed as incurred. Airframe maintenance is performed in-house and related costs are expensed as incurred. Refurbishments of the aircraft, which extend the life of the aircraft, are capitalized and depreciated over the estimated useful life of three years.

Prepaid Pilot Training

The costs related to the training of pilots as required by Federal Aeronautic Regulations are capitalized and amortized over the twelve month period following completion of initial training and certification.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740 “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A valuation allowance is established to reduce deferred tax assets to the amounts expected to be realized. The Company calculated an annual effective tax rate to determine the interim period income tax provisions; however, no tax liability was accrued for the three months ended September 30, 2011, as the Company expects to have sufficient operating loss and tax credit carryforwards to cover any taxable income.

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

The Company accounts for stock-based compensation to employees and directors in accordance with ASC 718 “Compensation-Stock Compensation” (“ASC 718”), which requires the recognition of compensation expense for employee stock options and other share-based payments. Under ASC 718, expense related to employee stock options and other share-based payments is recognized over the relevant service period based on the fair value of each stock option grant. In addition, the Company recognizes in its condensed consolidated statements of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. Compensation expense for equity-based awards is recognized over the requisite service period, usually the vesting period, on a straight-line basis, while compensation expense for liability-based awards (those usually settled in cash rather than stock) is measured at fair-value at each balance sheet date until the award is settled.

Stock-based compensation expense related to this plan, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations, was $173,209 and $95,763 for the three months ended September 30, 2011 and 2010, respectively. There were no related income tax benefits recognized in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2011 or for the comparable 2010 period. As of September 30, 2011, the Company had 249,250 shares of restricted stock and 1,376,100 stock options outstanding.

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with ASC 815 “Derivatives and Hedging” (“ASC 815”), which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts. The Company also considers ASC 815, which provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under ASC 815. The Company evaluates the conversion feature embedded in its Series A Convertible Preferred Stock based on the criteria of ASC 815 to determine whether the conversion feature would be required to be bifurcated from the Preferred Stock and accounted for separately as a derivative. Based on management’s evaluation, the embedded conversion feature did not require bifurcation and derivative accounting as of September 30, 2011.

Goodwill and Long-lived Assets

The Company accounts for goodwill and other intangible assets under ASC 350 “Intangibles – Goodwill and Other” (“ASC 350”). ASC 350 eliminates the amortization of goodwill and certain other intangible assets and requires an evaluation of impairment by assessing qualitative factors, and if necessary, applying a fair-value based test. The goodwill impairment test requires qualitative analysis to determine whether is it more likely than not that the fair value of a reporting unit is less than the carrying amount, including goodwill. An indication of impairment through analysis of these qualitative factors initiates a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company’s reporting units based on discounted cash flow models using revenue and profit forecasts and comparing the estimated fair values with the carrying values of the Company’s reporting units which include the goodwill. If the estimated fair values are less than the carrying values, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of the Company’s “implied fair value” requires the Company to allocate the estimated fair value to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value.

The Company performs its annual goodwill impairment testing in the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the Company, estimation of aircraft in use, the useful life over which cash flows will occur, and determination of cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment.

Fair Value Measurements

The Company has adopted the provisions of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) which defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period.

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

The Valuation Hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the Valuation Hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of the Valuation Hierarchy and the distribution of the Company’s financial assets within it are as follows:

•	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

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

During the three months ended September 30, 2011, the Company has elected not to use the fair value option permitted under ASC 820 for any of its financial assets and financial liabilities that are not already recorded at fair value.

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

For the three months ended September 30, 2011, a total of 8,688,714 share-equivalents of potentially dilutive securities were excluded from the calculation of diluted earnings per share. These securities were comprised of 2,373,620 warrants issued to Lorne Weil in conjunction with the LW Air transactions; 437,887 warrants outstanding as of September 30, 2011 issued to EarlyBirdCapital (“EBC”), in consideration for services rendered as placement agent for the Company’s June, September and October 2009 private placements; 1,376,100 options to purchase shares of common stock were outstanding during the periods but were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive as calculated under the treasury method promulgated by ASC 260 “Earnings Per Share” (“ASC 260”); and 4,251,857 shares of common stock reserved for issuance upon the conversion of the outstanding Series A Preferred Shares. In accordance with ASC 260’s contingently issuable shares provision, 249,250 shares of unvested common stock awards (“restricted stock”) granted were not included in the calculation because all the necessary conditions for vesting had not been satisfied.

For the three months ended September 30, 2010, a total of 7,948,089 share-equivalents of potentially dilutive securities were excluded from the calculation of diluted earnings per share. These securities were comprised of 2,373,620 warrants issued in conjunction with the LW Air transactions to Lorne Weil, 455,887 warrants issued to EBC in consideration for services rendered as placement agent for the Company’s June, September and October 2009 private placements, 776,100 options to purchase shares of common stock were outstanding during the periods but were not included in the computation of diluted earnings per share because the options’ were anti-dilutive as calculated under the treasury method promulgated by ASC 260 “Earnings Per Share;” and 4,251,857 shares of common stock reserved for the issuance upon the conversion of the outstanding Series A Preferred Shares. In accordance with ASC 260’s contingently issuable shares provision, 90,625 shares of performance-based, unvested common stock awards (“restricted stock”) granted were not included in the calculation because all the necessary conditions for vesting had not been satisfied.

Comprehensive Income

The Company adheres to the provisions of ASC 220, “Comprehensive Income” (“ASC 220”). This pronouncement establishes standards for reporting and display of comprehensive income or loss and its components (revenues, expenses, gains and losses). The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be classified by their nature. Furthermore, the Company is required to display the accumulated balances of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the three months ended September 30, 2011 and 2010, there were no items that gave rise to other comprehensive income or loss and net income equaled comprehensive income.

Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no effect on the Company’s net income or financial position as previously reported.

Recently Issued Pronouncements

In September 2011, the FASB released ASU No 2011-08, “Intangibles – Goodwill and Other” (Topic 350) (“ASU 2011-08”). The update allows companies to waive comparing the fair value of a reporting unit to its carrying amount in assessing the recoverability of goodwill if, based on qualitative factors, it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. This standard allows for early adoption, and as a result, the Company has chosen to adopt ASU 2011-08 for the fiscal year ending June 30, 2012. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company conducts a major part of its operations from leased facilities, which include airplane hangars and administrative offices. The 15 year hangar lease in Clearwater, Florida, which began in April 2006, expires in 2020 with an option to extend through September 2025 and is classified as an operating lease was amended in September 2011 under Amendment Number 1 to the Hangar Lease Agreement (“Amendment Number 1”). In accordance with Amendment Number 1, the Company renegotiated its Clearwater, Florida lease to reduce its ongoing rent expense and fuel flow fees. The renegotiated lease resulted in extending the initial lease term by five months. The Company also has a 15 year lease for its fixed based operation in Camarillo, California expiring in 2021 and a 10 year lease for its fixed based operation in Caldwell, New Jersey expiring in 2018, which are classified as operating leases. The Company is in negotiations with its California and New Jersey landlords regarding reducing its monetary obligations under these leases. There can be no assurance that the Company will be successful in amending the terms of the existing agreements. In January 2011, the Company entered into a 3 year operating lease agreement for a maintenance facility in Dallas, Texas.

Most of the Company’s facilities operating leases contain an option to renew at the then fair rental value for periods of five to ten years. These options enable the Company to retain use of facilities in desirable operating areas.

During the second quarter of fiscal 2010, the Company, in arms-length transactions, transferred its rights to purchase four Piaggio Avanti II aircraft to LW Air pursuant to the existing aircraft purchase agreement between the Company and Piaggio America, Inc. LW Air is controlled by Lorne Weil, a director of the Company. Simultaneous with each of these transactions, the Company entered into an eight-year management agreement for the aircraft. Pursuant to each agreement between the parties, the Company manages the aircraft by arranging, on behalf of the owner, short-term leases for use of the aircraft at a specified dry lease rate per flight hour. In each agreement, the Company guaranteed to the owner monthly cash proceeds out of rental income and/or advances against future rental income equal to $80,000, and the Company is entitled to retain as a management fee all rental income in excess of the amounts payable to owner, up to a maximum of $56,500 per month. Because the Company did not begin to fully lease the aircraft in the fractional program for several months, the Company did not make approximately $760,000 in payments to the owner. Accordingly, effective July 1, 2010, the terms of each management agreement were amended to reduce the maximum management fee the Company was entitled to retain to $44,000 per month for each aircraft for the eight months ended February 28, 2011, after which the maximum management fee charged continued to be $56,500 per month for each aircraft. Because management fees under each agreement may be earned only on average rental hours up to 100 hours per month, it is anticipated that actual management fees under each agreement will not exceed $25,000 per month. The Company is also required to pay owner additional amounts if usage of the aircraft exceeds 1,200 hours per year at a specified rate per flight hour. The Company accounted for the management agreements as operating leases. The Company accrued $375,000 for services rendered by a third party in connection with these transactions. The fee is being amortized to aircraft lease expense over the term of the agreement.

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

As of September 30, 2011, Avantair had contractual commitments to purchase 49 additional Piaggio Avanti II aircraft through 2013 with a mutual understanding that the aircraft delivery dates can be extended. The total commitment, including a proposed price escalation, is valued at approximately $311 million.

Financing Commitments – Short-term

Short-term debt consists of the following as of September 30, 2011:

Midsouth Services, Inc	$12,450,000

Short-term debt	$12,450,000

On April 2, 2009, Avantair entered into two Floor Plan Agreements with Midsouth Services, Inc. (“Midsouth”) to replace Midsouth’s existing Floor Plan Agreements dated July 31, 2008. The new Floor Plan Agreements extended credit to Avantair in an increased amount of $11.6 million to be used towards the purchase of new Piaggio P-180 aircraft. The Floor Plan Agreements cover an amount not to exceed $5.8 million for a term of twelve months. The Company has the sole option to terminate one of the Floor Plan Agreements during the term with ninety days written notice. The Company agreed to pay Midsouth a monthly fee of $82,500 for the first Floor Plan Agreement during the term and $75,000 for a second Floor Plan Agreement. During December 2010, the Company repaid the first Floor Plan Agreement in the amount of $5.8 million and during September 2011, the Company converted the second Floor Plan Agreement in the amount of $5.2 million to a Capital Lease, see Capital Lease Transactions in the paragraphs following.

In March 2011, the Company negotiated financing terms pursuant to a Floor Plan Financing Agreement with Midsouth which shall be used towards the purchase of new Piaggio P-180 aircraft for resale in the fractional program. The March 2011 agreement is similar to the previous arrangements between Midsouth and Avantair in that Midsouth agreed to extend credit to Avantair for the purchase of fractional aircraft for a term of the later of: (1) twelve months or (2) until the date on which the net purchase price for the aircraft financed pursuant to the Floor Plan Agreement is paid. The Company has agreed to pay Midsouth a monthly fee of $65,000 following the commencement of the term pursuant to the Floor Plan Agreement. As of September 30, 2011, borrowings outstanding under the Floor Plan Agreement totaled $6.0 million.

In April 2011, the Company entered into a 12% short-term note payable with Midsouth to finance $0.5 million deposits for one new Piaggio Avanti II aircraft. The Company has agreed to pay Midsouth a monthly fee of $5,000 following the commencement of the term pursuant to the Aircraft Deposit Agreement. The term of the agreement, as extended in July 2011, is five months or until the Company takes delivery of the aircraft. As of September 30, 2011, borrowings outstanding under the agreement totaled $0.5 million. The Company repaid the balance outstanding under this agreement in October 2011.

In May 2011, the Company entered into a 12% short-term note payable with Midsouth to finance $0.7 million deposits for one new Piaggio Avanti II aircraft. The Company has agreed to pay Midsouth a monthly fee of $7,000 following the commencement of the term pursuant to the Aircraft Deposit Agreement. The term of the agreement, as extended in July 2011, is four months or until the Company takes delivery of the aircraft. During September 2011, the Company repaid the short-term note payable in the amount of $0.7 million.

In addition, during May 2011, the Company entered into a short-term note payable with three third parties to finance $0.6 million deposits for one new Piaggio Avanti II aircraft. The short-term note bears interest of 9.7% following the commencement of the term pursuant to the Aircraft Deposit Agreement. The term of the agreement is four months or until the Company takes delivery of the aircraft. During July 2011, the Company repaid the short-term note payable in the amount of $0.6 million.

In September 2011, the Company took delivery of a new Piaggio Avanti P-180 aircraft, for resale in the Fractional Ownership program, financed through a Floor Plan Financing Agreement with Midsouth. The financing agreement is similar to the previous arrangements between Midsouth and Avantair with a term of the later of: (1) twelve months or (2) until the date on which the net purchase price for the aircraft financed pursuant to the Floor Plan Agreement is paid. The Company has agreed to pay Midsouth a monthly fee of $72,500 following the commencement of the term pursuant to the Floor Plan Agreement. As of September 30, 2011, borrowings outstanding under the Floor Plan Agreement totaled $6.0 million.

Financing Commitments – Long-term

Long-term debt consists of the following as of September 30, 2011:

Midsouth Services, Inc.	$15,227,423
Wells Fargo Equipment Finance, Inc.	2,126,376
Iberia Bank	1,518,859
Wells Fargo	1,383,743

20,256,401
Less current portion	(6,535,794)

Long-term debt	$13,720,607

Midsouth Services, Inc.

Avantair leases core aircraft under capital lease obligations with Midsouth Services, Inc., see Capital Lease Transactions discussion in the paragraphs following.

Wells Fargo Equipment Finance, Inc.

In February 2005, the Company entered into financing arrangements for the purchase of core aircraft under various notes payable with Wells Fargo Equipment Finance, Inc. The notes outstanding at September 30, 2011 totaled approximately $2.1 million and are payable in monthly installments ranging from $10,644 to $38,480 with interest ranging from 5.96% to 6.12% per annum, through 2012. The notes are collateralized by the aircraft.

Iberia Bank

In August 2007, the Company and Iberia Bank, formerly Century Bank F.S.B., executed a $2.2 million note agreement for the purchase of one aircraft. The note outstanding at September 30, 2011 totaled approximately $1.5 million and is payable in monthly installments of $27,175 with interest of 8.25% per annum, through August 3, 2012. The note is collateralized by the aircraft.

Wells Fargo

On October 31, 2007, the Company and Wells Fargo, formerly Wachovia Bank, entered into a financing arrangement for the purchase of one used aircraft at a total purchase price of approximately $4.5 million (inclusive of the value of a flight hour card of 100 hours). Financing was obtained from Wells Fargo through a note payable of $3.9 million. This note was to be repaid monthly over 7 years at an interest rate of the LIBOR rate plus 4.0%. As of September 30, 2011, borrowings outstanding under this promissory note totaled approximately $1.4 million. As of June 30 and September 30, 2011, the Company was not in compliance with certain financial covenants and as a result, long-term debt relating to this note payable balance was classified as a short-term obligation. In October 2011, the Company repaid the promissory note in the amount of $1.4 million.

Capital Lease Transactions

Midsouth Services, Inc.

The Company has four separate lease agreements with Midsouth.

On October 10, 2007, Avantair acquired a core aircraft under a capital lease obligation with Midsouth. Under the lease agreement, Midsouth provided funding for the $4.7 million purchase of a pre-owned Piaggio P-180 aircraft and holds title to the aircraft. Midsouth leases the aircraft exclusively to Avantair on a five year lease at 15.0% interest per annum. The monthly lease payments for the term of the lease are $89,000. At the end of the five year lease, Avantair shall purchase the aircraft from Midsouth at the guaranteed residual value in the amount of approximately $2.3 million. Avantair also has the option to purchase the aircraft anytime during the lease term at the then current guaranteed residual value as set forth on the amortization schedule without penalty. The obligation outstanding at September 30, 2011 totaled approximately $3.1 million.

In April 2009, the Company entered into a lease agreement, effective April 6, 2009, pursuant to which Midsouth leases a Piaggio P-180 aircraft to the Company for a ten year lease term at $75,000 per month, at 15.0% interest per annum, plus taxes if applicable. The Company is required to provide Midsouth with 100 hours of flight time per year during the lease term. Hours have been accounted for at their fair value and are liquidated as hours are flown. Midsouth has the sole option to terminate the lease at the end of the fifth year of the lease term and require the Company to purchase the leased aircraft for approximately $3.8 million within ninety days of that date. If this option is not exercised by Midsouth, the lease will continue for the remaining five years of the lease term and, at the end of the ten year lease, the Company will be required to purchase the aircraft from Midsouth for $0.3 million. The obligation outstanding at September 30, 2011 totaled approximately $4.5 million.

In April 2009, the Company amended a lease agreement previously accounted for as an operating lease under ASC 840 “Leases,” dated as of July 31, 2006 between the Company and Midsouth. Pursuant to the amendment, the Company was required to pay $74,900 per month, at 11.0% interest per annum until August 2011, the expiration of the lease agreement. In addition, the Company agreed to purchase the leased aircraft for approximately $3.0 million from Midsouth within sixty days following the expiration of the lease agreement. The lease, as amended, had been classified as a capital lease in the accompanying condensed consolidated balance sheets. In August 2011, the Company entered into a second amendment to the aircraft lease agreement dated July 2006 to extend the lease term for five years, and decrease monthly payments to $62,500. Upon expiration of the five year term, the Company may purchase, at its sole discretion, the aircraft at a purchase price of approximately $0.3 million. The second amendment to the aircraft lease agreement was evaluated in accordance with ASC 470 “Debt” (“ASC 470”). Based on the Company’s evaluation, the debt transaction did not meet specified criteria causing the transaction to be recorded in accordance with “Debt Modification and Extinguishment” guidance within ASC 470. The obligation outstanding at September 30, 2011 totaled approximately $2.9 million.

In September 2011, simultaneous with the termination of the Floor Plan Finance Renewal Agreement and Renewal Guaranteed Aircraft Purchase Agreement for a Piaggio P-180 aircraft, the Company entered into a Lease Agreement, pursuant to which Midsouth leases a Piaggio P-180 aircraft to the Company for a five year lease term at $75,000 per month, at 15.0% interest per annum, plus taxes if applicable. Following the expiration of the term of the Lease Agreement, the Company has agreed to purchase the leased aircraft for approximately $3.4 million from Midsouth. The termination of the Floor Plan Financing Agreement and subsequent entrance into the Lease Agreement was evaluated in accordance with ASC 470 “Debt” (“ASC 470”). Based on the Company’s evaluation, the debt transaction met the specified criteria causing the transaction to be recorded in accordance with “Debt Modification and Extinguishment” guidance within ASC 470. In accordance with ASC 470, the Company recognized a gain on debt extinguishment of $438,621, which is included in the accompanying condensed consolidated statement of operations. The Company will account for the lease as a capital lease in the accompanying condensed consolidated balance sheets. The obligation outstanding at September 30, 2011 totaled approximately $4.7 million.

The capital lease obligations are included in long-term debt in the accompanying condensed consolidated balance sheets.

NOTE 4 – EQUITY TRANSACTIONS

As of September 30, 2011, the Company had 26,422,845 shares of its common stock outstanding and 1,614,066 shares of common stock available for future issuance under the Company’s 2006 Long-Term Incentive Plan. As of September 30, 2011, the Company had 152,000 shares of Series A Preferred Stock outstanding. The Company has 4,251,857 shares of common stock reserved on its books and records for issuance upon the conversion of the outstanding Series A Preferred Shares. As a result of the sales of shares consummated on June 30, September 25, and October 16, 2009, the conversion price of the Series A Preferred Shares was reduced from $5.15 to $3.57.

By recommendation of the Compensation Committee and approval by the Board of Directors, and in accordance with an Employment Agreement executed July 14, 2011, 425,000 stock options were granted to Stephen Wagman, Chief Financial Officer and Executive Vice President of Finance and Operations, effective that same day, pursuant to the Company’s 2006 Long-Term Incentive Plan. One-third of the shares will vest one year following the grant date, and one-twelfth of the shares will vest every three months thereafter. All options granted under the 2006 Long-Term Incentive Plan are accounted for in accordance with ASC 718 and will be included in general and administrative expenses in the accompanying condensed consolidated statements of operations. In addition, the Company granted 30,000 shares of restricted stock to Stephen Wagman, effective July 14, 2011. One-third of the shares of restricted stock granted will vest one year following the grant date, and one-twelfth of the shares will vest every three months thereafter. Compensation expense related to this restricted stock is recognized ratably over the three years based on the fair value of the shares at date of grant.

NOTE 5 – SUBSEQUENT EVENTS

In October 2011, the Company repaid a Wells Fargo promissory note in the amount of $1.4 million.

In October 2011, the Company entered into a five year lease agreement with Midsouth for $2.0 million, related to one used aircraft previously financed through a Wells Fargo promissory note. The Company will make principal payments ranging from $24,000 to $29,500 plus interest of 13% per annum. Following the expiration of the term of the Lease Agreement, the Company has agreed to purchase the leased aircraft for approximately $0.4 million from Midsouth.

In October 2011, the Company, in an arms-length transaction, transferred its rights to purchase one Piaggio Avanti II aircraft to LW Air pursuant to the existing aircraft purchase agreement between the Company and Piaggio America, Inc. LW Air is controlled by Lorne Weil, a director of the Company. Simultaneous with this transaction, the Company entered into an eight-year management agreement for the aircraft. Pursuant to the agreement between the parties, the Company will manage the aircraft by arranging, on behalf of the owner, short-term leases for use of the aircraft at a specified dry lease rate per flight hour. The Company has guaranteed to the owner monthly cash proceeds out of rental income and/or advances against future rental income equal to $75,000, and the Company will be entitled to retain as a management fee all rental income in excess of the amounts payable to owner, up to a maximum of $51,500 per month. Because management fees may be earned only on average rental hours up to 100 hours per month, it is anticipated that actual management fees will not exceed $30,000 per month. The Company is also required to pay owner additional amounts if usage of the aircraft exceeds 1,200 hours per year at a specified rate per flight hour. The Company considered various financing alternatives prior to entering into this transaction and believes that this agreement was the most beneficial for the Company. The Company will account for the management agreement as an operating lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Avantair, Inc. and subsidiaries (the “Company” or “Avantair”) are in the business of providing private aviation services through three primary flight service programs: (i) the sale of fractional ownership interests (Fractional Ownership program): (ii) the lease of flight hours (Axis Lease program); and (iii) the sale of flight hour cards (Edge Card program and Axis Club Membership program). These services are provided on the Company’s managed aircraft fleet by professionally piloted aircraft for business and personal use. Avantair’s core strategic focus is providing its customers with the highest level of safety, service and satisfaction. According to AvData, Avantair is the fifth largest company in the North American fractional aircraft industry based on aircraft fleet size. As of September 30, 2011, Avantair operated 57 aircraft within its fleet, which is comprised of 47 aircraft for fractional ownership, 5 company-owned core aircraft and 5 leased and company-managed aircraft. During the quarter ended September 30, 2011, the lease term of one company-managed aircraft in the Company’s fleet expired. In addition, Avantair provides limited fixed based operation (“FBO”) services in Clearwater, FL, Camarillo, CA and Caldwell, NJ. In January 2011, the Company opened a maintenance facility in Dallas, Texas.

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

Separate from the Axis Lease program, Avantair’s Axis Club Membership program, which was initiated in February 2009, offers access to blocks of flight hours for a three year membership fee of $75,000. The program requires Axis Club members to purchase a minimum of three 25 hour flight hour cards over a three year period. The program also allows for the conversion of club membership into fractional ownership. Members are not charged a management and maintenance fee until they are fractional owners. The Axis Club Membership program was suspended effective March 2011.

Avantair presently sources all of its aircraft from a single manufacturer, Piaggio America, Inc. (“Piaggio”). As of September 30, 2011, Avantair had contractual commitments to purchase 49 additional Piaggio Avanti II aircraft through 2013 with a mutual understanding that the aircraft delivery dates can be extended. The total commitment, including a proposed price escalation, is valued at approximately $311 million. Avantair believes that the pricing structure afforded by utilizing the Piaggio Avanti aircraft allows Avantair to attract a customer desiring quality at a lower price point than its competitors. Offering the cabin cross section of a mid-size aircraft and the fuel efficiency of a turboprop, along with no hourly fees, allows Avantair to lower the cost of private air travel for a broader range of individuals and businesses.

The Company’s primary sources of operating funds are the collection of management and maintenance fees from fractional share owners and lessees through the Axis Lease program, as well as the sale of fractional ownership shares, Axis Club Memberships and flight hour cards. Revenue for sales by product category can be found in the accompanying condensed consolidated statement of operations for the three months ended September 30, 2011 and 2010, respectively. Sales by product category are as follows:

	Unit Sales for the Three Months Ended
	September 30, 2011	September 30, 2010
New Fractional shares	1	3
Axis Lease program shares leased	26	N/A
Axis Club Memberships	1	11
Flight hour cards	108	104

Critical Accounting Policies and Estimates

As discussed in our Form 10-K for the fiscal year ended June 30, 2011, the discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and estimation. The judgments, or the methodology on which the judgments are made, are reviewed with the Audit Committee.

In January 2011, the Company changed its estimate of its depreciable life of its core aircraft to 20 years from an original seven year life. This change in estimate was based upon an evaluation of the aircrafts’ actual service life. This change in estimate was adopted prospectively and resulted in a $0.5 million reduction in depreciation expense recognized during the three months ended September 30, 2011.

Refer to Note 2 to the accompanying condensed consolidated financial statements for a summary of the Company’s significant accounting policies.

Results of Operations

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

Total revenue for the three months ended September 30, 2011 was $38.2 million, an increase of 6.8% from $35.8 million for the three months ended September 30, 2010. This change was primarily due to:

•

an increase of 10.1% in management and maintenance fees to $20.3 million for the three months ended September 30, 2011 from $18.4 million for the comparable 2010 period due to a higher average number of fractional shares sold and leased during the quarter ended September 30, 2011 from the comparable 2010 period, coupled with an increase in the average monthly management fee per share;

•

an increase of 46.1% in flight hour card and Axis Club Membership revenue to $9.0 million for the three months ended September 30, 2011 from $6.2 million for the comparable 2010 period due to increases in flight hour card utilization and card revenue rates recognized during the three months ended September 30, 2011; and

•

a 25.0% decrease in the revenue generated from the sale of fractional aircraft shares sold and lease revenue to $6.9 million for the three months ended September 30, 2011 from $9.2 million for the comparable 2010 period due to the full amortization of revenue from shares sold in prior periods, partially offset by lease revenue and revenue amortization from the share sold during the three months ended September 30, 2011.

Operating expenses decreased $0.5 million to $38.9 million for the three months ended September 30, 2011 from $39.4 million for three month periods ended September 30, 2010. The cost of fractional aircraft shares sold decreased $1.7 million to $6.4 million for the three months ended September 30, 2011 from $8.1 million for the three months ended September 30, 2010, due to the full amortization of costs that had been deferred from shares sold in prior periods. The cost of flight operations, together with the cost of fuel, increased 2.7% to $22.2 million for the quarter ended September 30, 2011 from $21.6 million for the quarter ended September 30, 2010, primarily due to:

•	a $1.0 million increase in pilot expense, including third party pilot training costs;

•	a $0.8 million decrease in maintenance expense, partially offset by costs associated with an increase in flight hours; and

•	a $0.3 million decrease in charter expense due to greater aircraft availability.

•	a $0.7 million increase in the cost of fuel due to an increase in flight hours and an increase in the per gallon cost of fuel;

General and administrative expenses increased 15.8% to $8.0 million for the three months ended September 30, 2011 from $6.9 million for the three months ended September 30, 2010, primarily due to expense increases in payroll, stock-based compensation, severance payments, internal training, professional services, flight optimization software and the cost of re-acquired fractional shares subsequently sold.

Depreciation expense decreased $0.4 million, or 28.1%, for the three months ended September 30, 2011 from $1.3 million for the comparable 2010 period, primarily due to the change in estimated useful lives of the Company’s core aircraft in January 2011. (See also Critical Accounting Policies and Estimates above.)

Selling expenses increased to $1.9 million during the three months ended September 30, 2011, from $1.5 million during the three months ended September 30, 2010 primarily due to increased advertising, promotions and one-time severance resulting from the elimination of a satellite marketing office.

The Company recognized a gain on debt extinguishment of $0.4 million for the three months ended September 30, 2011 in accordance with ASC 470 “Debt” (“ASC 470”) upon entering into a Lease Agreement for an aircraft that had been previously financed through a short-term note payable. See Capital Lease Transactions within the “Liquidity and Capital Resources” section in the paragraphs following. No such gain was recognized for the three months ended September 30, 2010.

In addition, during the first quarter of fiscal year 2012, the Company began the implementation of a series of cost saving initiatives designed to reduce fixed costs. These initiatives, some of which benefited the Company in the most recent quarter, included:

•	a reduction in force involving approximately 20 employees, primarily in the Company’s FBO operations;

•	elimination of our satellite marketing office and related expenses;

•	renegotiation of the Company’s Clearwater lease; and

•	other negotiations with key vendors designed to drive operating and performance efficiencies.

These cost savings initiatives were unrelated to safety of flight operations and staffing in the Company’s pilot, maintenance and owner service departments. Total severance resulting from this reduction in force was approximately $90,000, of which $50,000 was recorded to general and administrative expenses and $40,000 was recorded to selling expenses.

Loss from operations was $0.7 million for the three months ended September 30, 2011 compared to a loss from operations of $3.6 million for the three months ended September 30, 2010, for the reasons set forth above.

Interest expense decreased 15.4% to $1.1 million for the three months ended September 30, 2011 from $1.2 million for the three months ended September 30, 2010 due to decreases in debt obligations between the two periods as a result of maturity and repayment of loan amounts.

Net loss decreased to $1.7 million for the three months ended September 30, 2011 compared to $4.8 million for the three months ended September 30, 2010 due to the reasons set forth above.

Liquidity and Capital Resources

Avantair’s primary sources of liquidity have been cash provided by operations, cash raised from its equity offering as Ardent Acquisition Corp., cash provided from its debt facilities, cash raised from the preferred and common stock offerings and other asset- based borrowing. The Company uses its cash primarily to fund losses from operations, to make deposits on aircraft, to fund the purchase and lease of core aircraft and to fund the purchase of aircraft which are to be fractionalized. Cash generated from operations has not been sufficient to provide for all the working capital needed to meet Avantair’s requirements. At September 30, 2011 and June 30, 2011, Avantair had a working capital deficit of approximately $67.5 million and $63.9 million, respectively, and a stockholders’ deficit of approximately $45.9 million and $44.0 million, respectively. As of September 30, 2011, cash and cash equivalents amounted to approximately $4.4 million and total assets to $110.2 million. The cash and cash equivalent balance decreased $1.2 million from June 30, 2011 and total assets decreased $0.7 million. The decrease in cash and cash equivalents occurred primarily as a result of the repayment of short-term and long-term debt, dividend payments on preferred stock and capital expenditures, partially offset by net cash provided by operating activities.

In February 2009, the Company introduced the Axis Club Membership program and in February 2011 introduced the Axis Lease program, both programs designed to bridge the gap between the financial commitment of a fractional aircraft share ownership and flight hour card. The current rate of flight hour card sales, including those through the Axis Club Membership program, and Axis Lease program lessees, require the Company to acquire aircraft to satisfy the increased flight hour demands on its core aircraft fleet if its core utility is strained.

Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and lessees and aircraft under management, as well as increase the number of flight hour cards. At September 30, 2011, the Company had 24.5 fractional aircraft shares available for sale. In addition to the cost of acquiring aircraft, Avantair’s primary expenses are related to fuel, aircraft repositioning (i.e., moving an aircraft to another location to accommodate a customer’s need and for demonstration flights for sales purposes), flight operations and pilot expenses, maintenance, charters, insurance and selling, general and administrative expenses. To finance its growth strategy, the Company will continue to actively pursue additional funds through equity financing, including the sale of additional shares of common and preferred stock, asset sales, promotional sales incentives, cash receipts associated with accelerated payments of management and maintenance fees, debt financing, or a combination thereof. At September 30, 2011 and June 30, 2011, Avantair had assets of approximately $110.2 million and $110.9 million, respectively. For the three months ended September 30, 2011 and the fiscal year ended June 30, 2011, the Company had revenue of approximately $38.2 million and $149.0 million, respectively, and net losses of approximately $1.7 million and $10.8 million, respectively. Avantair has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability and positive cash flows. At September 30, 2011, the Company had approximately $4.4 million of unrestricted cash on hand. Assuming cash flows and sales remain consistent with recent operating activity and expenses remain at or below recent levels, the Company believes that its cash position will be sufficient to continue operations for at least the next twelve months.

Refer to Note 3 to the accompanying condensed consolidated financial statements for a summary of the Company’s financing arrangements.

Off-Balance Sheet Arrangements

At September 30 2011, the Company did not have any material commercial commitments (except for those noted in Note 3 “Purchase Commitments” in the accompanying condensed consolidated financial statements), including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

From time to time, during the normal course of business, the Company may make certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include, but are not limited to: (i) indemnities to clients, vendors and service providers pertaining to claims based on negligence or willful misconduct and (ii) indemnities involving breach of contract, the accuracy of representations and warranties, or other liabilities assumed by the Company in certain contracts. In addition, the Company has agreements whereby it will indemnify certain officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has director and officer insurance coverage that limits its exposure and enables it to recover a portion of any future amounts paid. The Company believes the applicable insurance coverage is generally adequate to cover any estimated potential liability under these indemnification agreements. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum potential for future payments the Company could be obligated to make.

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

Interest Rate Risk

Avantair is subject to market risk from exposure to changes in interest rates associated with its debt facility with Wells Fargo (formerly Wachovia). The current liability, pursuant to which Avantair is obligated to pay Wells Fargo, has an interest rate that is equal to LIBOR plus 4.0%. At September 30, 2011, the liabilities of Avantair with exposure to interest rate risk were approximately $1.4 million, of which the balance was repaid in October 2011. The Company has not historically used derivative instruments to manage exposure to changes in interest rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation, it was concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures are effective at a reasonable assurance level and are designed to ensure that the information required to be disclosed in SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control over Financial Reporting

There has been no change to the internal controls over financial reporting during the three months ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is party to various legal proceedings in the normal course of business. It is expected that these claims would be covered by insurance subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. As of September 30, 2011, there were no legal proceedings which the Company would anticipate having a material adverse effect on its financial position, results of operations or cash flows.

Item 1A. Risk Factors.

There have been no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Item 6. Exhibits.

See exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2011

Avantair, Inc.

By:	/s/ Steven Santo
Steven Santo
Chief Executive Officer

By:	/s/ Stephen Wagman
Stephen Wagman
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Schedule of Additional Aircraft Management Agreements and Aircraft Lease Agreements with LW Air

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350

101*	The following materials from Avantair, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.