Form 10-Q
period 2011-12-31
Avantair, Inc
filed 2012-02-10
CIK 1303849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2011

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

As of February 9, 2012, there were 26,489,603 shares of the Company’s common stock, $.0001 par value per share, outstanding.

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and the future performance of the Company, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” or similar language. Our actual results could differ materially from the information contained in these forward-looking statements as a result of various factors, including, but not limited to, the factors outlined in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, particularly under the heading “Risk Factors,” and the factors outlined below:

(1)	our inability to generate sufficient net revenue in the future;

(2)	our inability to fund our operations and capital expenditures;

(3)	our inability to generate sufficient cash flows to meet our debt service obligations or other financial obligations;

(4)	our inability to obtain acceptable customer contracts;

(5)	the loss of key personnel;

(6)	our inability to effectively manage our growth;

(7)	our inability to acquire additional aircraft and parts from our single manufacturer;

(8)	competitive conditions in the fractional aircraft industry;

(9)	extensive government regulation;

(10)	the failure or disruption of our computer, communications or other technology systems;

(11)	changing economic conditions;

(12)	increases in fuel costs; and

(13)	our failure to attract and retain qualified pilots and other operations personnel.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

ASSETS

	December 31, 2011	June 30, 2011
	(Unaudited)	(Note 2)
Current Assets
Cash and cash equivalents	$12,278,925	$5,643,305
Accounts receivable, net of allowance for doubtful accounts of $667,732 and $231,357, respectively	8,678,802	12,202,020
Inventory	380,780	442,634
Current portion of aircraft costs related to fractional share sales	14,631,948	20,770,142
Prepaid expenses and other current assets	7,866,197	7,012,555

Total current assets	43,836,652	46,070,656

Long-Term Assets
Aircraft costs related to fractional share sales, net of current portion	4,571,640	9,913,793
Property and equipment, at cost, net of accumulated depreciation and amortization of $22,762,834 and $21,235,649 respectively	41,726,678	36,733,929
Cash - restricted	2,363,042	2,361,851
Deposits on aircraft	7,163,906	9,500,988
Deferred maintenance on aircraft engines	369,610	266,087
Goodwill	1,141,159	1,141,159
Other assets	7,055,465	4,950,035

Total long-term assets	64,391,500	64,867,842

Total assets	$108,228,152	$110,938,498

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	December 31,	June 30,
	2011	2011
	(Unaudited)	(Note 2)
Current Liabilities
Accounts payable	$7,341,648	$5,908,979
Accrued liabilities	13,018,319	6,181,807
Customer deposits	3,417,956	2,082,160
Short-term debt	12,000,000	13,000,000
Current portion of long-term debt	7,625,004	7,856,117
Current portion of deferred revenue related to fractional aircraft share sales	16,810,335	23,550,037
Unearned management fee, flight hour card and club membership revenue	52,467,748	51,437,316

Total current liabilities	112,681,010	110,016,416

Long-Term Liabilities
Long-term debt, net of current portion	12,689,508	8,198,326
Deferred revenue related to fractional aircraft share sales, net of current portion	11,808,723	18,014,232
Unearned club membership revenue, net of current portion	596,983	1,353,618
Other liabilities	2,684,559	2,658,945

Total long-term liabilities	27,779,773	30,225,121

Total liabilities	140,460,783	140,241,537

COMMITMENTS AND CONTINGENCIES

Series A convertible preferred stock, $.0001 par value, authorized 300,000 shares; 152,000 shares issued and outstanding	14,753,729	14,708,088

STOCKHOLDERS’ DEFICIT
Preferred stock, $.0001 par value, authorized 700,000 shares; none issued	—	—
Common stock, Class A, $.0001 par value, 75,000,000 shares authorized, 26,484,585 and 26,418,246 shares issued and outstanding, respectively	2,649	2,642
Additional paid-in capital	57,510,754	57,212,099
Accumulated deficit	(104,499,763)	(101,225,868)

Total stockholders’ deficit	(46,986,360)	(44,011,127)

Total liabilities and stockholders’ deficit	$108,228,152	$110,938,498

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010

Revenue
Fractional aircraft shares sold and lease revenue	$7,410,894	$8,778,578	$14,669,191	$17,976,401
Management and maintenance fees	20,993,680	18,813,477	41,266,770	37,232,183
Flight hour card and club membership revenue	8,767,161	7,257,098	17,762,631	13,414,493
Other revenue	1,205,658	1,735,386	2,890,087	3,743,578

Total revenue	38,377,393	36,584,539	76,588,679	72,366,655

Operating expenses
Cost of fractional aircraft shares sold	5,820,614	7,526,245	12,270,578	15,637,690
Cost of flight operations	17,186,287	17,689,159	34,742,451	35,342,272
Cost of fuel	5,052,842	4,597,316	9,670,354	8,535,888
General and administrative expenses	7,321,781	6,674,368	15,288,451	13,554,219
Selling expenses	1,583,125	1,707,771	3,451,054	3,226,525
Depreciation and amortization	1,059,148	1,261,559	1,962,961	2,518,356
Gain on debt extinguishment	—	—	(438,621)	—

Total operating expenses	38,023,797	39,456,418	76,947,228	78,814,950

Income (loss) from operations	353,596	(2,871,879)	(358,549)	(6,448,295)

Other income (expenses)
Interest and other income	14,478	23,031	80,476	34,153
Interest expense	(1,240,333)	(1,217,517)	(2,296,456)	(2,466,531)

Total other expenses	(1,225,855)	(1,194,486)	(2,215,980)	(2,432,378)

Net loss	(872,259)	(4,066,365)	(2,574,529)	(8,880,673)

Preferred stock dividend and accretion of expenses	(372,522)	(372,383)	(745,007)	(744,729)

Net loss attributable to common stockholders	$(1,244,781)	$(4,438,748)	$(3,319,536)	$(9,625,402)

Loss per common share:
Basic and diluted	$(0.05)	$(0.17)	$(0.13)	$(0.37)

Weighted-average common shares outstanding:
Basic and diluted	26,450,305	26,381,664	26,436,770	26,368,084

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

Six Months Ended December 31, 2011

(Unaudited)

	Class A Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at June 30, 2011	26,418,246	$2,642	$57,212,099	$(101,225,868)	$(44,011,127)

Stock-based compensation	—	—	354,654	—	354,654

Dividend on Series A convertible preferred stock	—	—	—	(699,366)	(699,366)

Accretion of preferred stock issuance costs	—	—	(45,641)	—	(45,641)

Issuance of shares in connection with vested restricted stock, net of shares surrendered in lieu of payroll taxes	66,339	7	(10,358)	—	(10,351)

Net loss	—	—	—	(2,574,529)	(2,574,529)

Balance at December 31, 2011	26,484,585	$2,649	$57,510,754	$(104,499,763)	$(46,986,360)

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Six Months Ended December 31, 2011 and 2010

(Unaudited)

	Six Months Ended December 31,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(2,574,529)	$(8,880,673)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,962,961	2,518,356
Amortization of deferred interest related to capital lease obligation	76,908	210,655
Gain on debt extinguishment	(438,621)	—
Stock-based compensation	354,654	189,880
Bad debt expense (recoveries)	436,375	(6,177)

Changes in operating assets and liabilities:
Accounts receivable	3,086,843	(4,407,823)
Inventory	61,854	(24,696)
Deposits on aircraft	937,082	—
Deferred maintenance agreement on aircraft engines	(103,523)	(1,118,996)
Prepaid expenses and other current assets	(784,892)	(954,676)
Aircraft costs related to fractional shares	12,235,730	15,562,544
Other assets	(2,105,430)	(158,553)
Accounts payable	1,432,669	(262,979)
Accrued liabilities	6,810,795	2,050,176
Unearned management fee, flight hour card and club membership revenue	1,316,499	11,363,298
Cash - restricted	(1,191)	(1,693)
Customer deposits	1,335,796	1,314,687
Deferred revenue related to fractional aircraft share sales	(12,945,211)	(14,511,401)
Deferred revenue related to club membership revenue	(1,111,452)	363,900
Other liabilities	25,614	57,856

Net cash provided by operating activities	10,008,931	3,303,685

INVESTING ACTIVITIES:
Proceeds from the sale of asset	3,150	—
Capital expenditures	(1,614,243)	(91,619)

Net cash used in investing activities	(1,611,093)	(91,619)

FINANCING ACTIVITIES:
Borrowings under long-term debt	2,000,000	—
Dividends paid	(684,000)	(684,000)
Principal payments on long-term debt	(2,578,218)	(2,234,071)
Principal payments on short-term debt	(500,000)	(5,800,000)

Net cash used in financing activities	(1,762,218)	(8,718,071)

AVANTAIR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Six Months Ended December 31, 2011 and 2010

(Unaudited)

	Six Months Ended December 31,
	2011	2010
Net increase (decrease) in cash and cash equivalents	$6,635,620	$(5,506,005)
Cash and cash equivalents, beginning of the period	5,643,305	9,446,619

Cash and cash equivalents, end of the period	$12,278,925	$3,940,614

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2,296,456	$2,466,531

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Accretion of Series A convertible preferred stock	$45,641	$45,362

Dividends payable on Series A convertible preferred stock	$388,341	$369,012

Common shares surrendered in lieu of payroll taxes	$10,351	$16,984

Aircraft purchased under short-term notes payable	$6,100,000	$—

Conversion of short-term note payable to capital lease	$5,200,000	$—

Flight hour cards issued as partial consideration for repurchase of fractional aircraft shares	$68,750	$—

Short-term notes payable repayment upon completion of aircraft delivery rights transfer	$1,300,000	$—

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – OPERATIONS AND MANAGEMENT’S PLANS

Avantair, Inc. and subsidiaries (the “Company” or “Avantair”) are in the business of providing private aviation services through three primary flight service programs: (i) the sale of fractional ownership interests (Fractional Ownership program): (ii) the lease of fractional interest (Axis Lease program); and (iii) the sale of flight hour cards (Edge Card program and Axis Club Membership program). These services are provided on the Company’s managed aircraft fleet for business and personal use. Avantair’s core strategic focus is providing its customers with the highest level of safety, service and satisfaction. In addition to providing private aviation services, Avantair provides limited fixed based operation (“FBO”) services in Clearwater, FL and Camarillo, CA. Effective December 2011, the Company closed its limited FBO services in Caldwell, NJ. The Company also has a facility in Dallas, Texas, which is used to perform maintenance on the Company’s aircraft.

As of December 31, 2011, Avantair operated 57 aircraft within its fleet, which is comprised of 46 aircraft for fractional ownership, 5 company-owned core aircraft and 6 leased and company-managed aircraft. During the three months ended December 31, 2011, the Company took delivery of one new aircraft, see Note 3 - Commitments and Contingencies discussion below. Separately, in November 2011, one of the Company’s fractionally owned aircraft was involved in an incident (Aircraft Incident), following which the aircraft was declared a total loss by the Company’s insurer. Only minor injuries were sustained by the passengers and crew. See Commitments and Contingencies section for more information.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Reporting

The accompanying unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the interim condensed financial statement rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial statements. The interim condensed consolidated operating results are not necessarily indicative of the results for a full year or any interim period. The condensed consolidated balance sheet as of June 30, 2011 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the successful recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. As of December 31, 2011, the Company’s recurring losses resulted in a working capital deficit of approximately $68.8 million and a stockholders’ deficit of approximately $47.0 million. The Company’s primary sources of operating funds are the collection of management and maintenance fees from fractional share owners and Axis Lease program lessees, as well as the sale of fractional ownership shares, Axis Club Memberships (which was replaced by the Axis Lease program in March 2011) and flight hour cards. Revenue for sales by product category can be found in the accompanying condensed consolidated statement of operations for the three and six months ended December 31, 2011 and 2010, respectively. Sales by product category are as follows:

	Unit Sales for the Three Months Ended		Unit Sales for the Six Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
New Fractional Ownership program shares sold	1	6	2	9
Axis Lease program shares leased	16	N/A	42	N/A
Axis Club Memberships	0	14	1	25
Flight hour cards	84	162	192	266

Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and Axis Lease program lessees, increase the number of flight hour cards sold and increase total aircraft under management. At December 31, 2011, the Company had 23.5 new fractional aircraft shares available for sale. In addition to the cost of acquiring aircraft, Avantair’s primary expenses are related to fuel, aircraft repositioning (i.e., moving an aircraft to another location to accommodate customers’ requirements), flight operations and pilot expenses, maintenance, charters, insurance and selling, general and administrative expenses. To finance its growth strategy, the Company will continue to actively pursue additional funds through equity financing, including the sale of additional shares of common and preferred stock, asset sales, promotional sales incentives, cash receipts associated with accelerated payments of management and maintenance fees, debt financing, or a combination thereof. At December 31, 2011 and June 30, 2011, Avantair had assets of approximately $108.2 million and $110.9 million, respectively. For the three and six months ended December 31, 2011, the Company had revenue of approximately $38.4 million and $76.6 million, respectively. The Company had net losses of $0.9 million and $2.6 million for the three and six months ended December 31, 2011, respectively. Avantair has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability and positive cash flows. At December 31, 2011, the Company had approximately $12.3 million of unrestricted cash on hand. Assuming cash flows and sales remain consistent with recent operating activity and expenses remain at or below recent levels, the Company believes that its cash position will be sufficient to continue operations for at least the next twelve months.

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

In January 2011, the Company changed its estimate for the depreciable life of its core aircraft to 20 years from an original seven year life. This change in estimate was based upon an evaluation of the aircrafts’ actual service life. This change in estimate was adopted prospectively and resulted in a $0.5 and $1.0 million reduction in depreciation expense recognized during the three and six months ended December 31, 2011, respectively.

Cash-restricted

Restricted cash includes cash whereby the Company’s ability to use the funds at any time is contractually limited or is generally designated for specific purposes arising out of certain contractual or other obligations. The Company agreed to restrict approximately $2.4 million in cash at both December 31, 2011 and June 30, 2011 to secure letters of credit related to deposits for leases, provide security for credit card charge backs and to secure fuel purchases. Management believes that these amounts will be restricted for at least one year and, accordingly, has classified such cash as non-current.

Revenue Recognition

Avantair is engaged in the sale, lease and management of fractional ownership interests of professionally piloted aircraft for personal and business use and access to its aircraft fleet through either 15 or 25 hour flight hour cards (either individually or through the Company’s Axis Club Membership program (which was replaced by the Axis Lease program effective March 2011). In the case of fractional ownership sales, the aircraft ownership interests are generally sold in one-sixteenth shares or multiples thereof. The purchase agreement grants the customer an undivided interest in a specified aircraft. When a customer purchases a fractional share or enters into a lease of a fractional share through the Company’s Axis Lease program (introduced in February 2011), they are also required to enter into a management and maintenance agreement which grants the customer the right to the use of the aircraft for a specified number of hours each year. Under the terms of the management and maintenance agreement, the Company agrees to manage, operate and maintain the aircraft on behalf of the customer in exchange for a fixed monthly fee.

Fractional Aircraft Shares Sold and Lease Revenue

Fractional aircraft shares sold and lease revenue includes revenue from fractional aircraft shares sold and fractional lease revenue from the Company’s Axis Lease program.

Revenue from the sale of fractional aircraft shares sold before July 1, 2010 were deferred at the time of sale and are recognized ratably over the term of the related management and maintenance agreement in accordance with Accounting Standards Codification (“ASC”) 605-25 “Multiple-Element Arrangements” (“ASC 605-25”). Revenue from the sale of fractional shares sold after June 30, 2010 are recognized at the time of sale upon adoption of Accounting Standards Update 2009-13 “Multiple-Deliverable Revenue Arrangements”, which updates ASC 605-25. One fractional aircraft share was sold during the six months ended December 31, 2011 requiring recognition under this guidance. See also the discussion in the paragraph immediately following concerning the accounting for the sale of select fractional aircraft shares with a repurchase guarantee.

During fiscal 2011, the Company initiated a promotion, which was discontinued in October 2011, for the sale of select fractional shares that provided a repurchase guarantee at the expiration of the related seven year management and maintenance agreements. The guarantee may be exercised at the customers’ option for a determined percent of the original purchase price. During the six months ended December 31, 2011, the Company sold one share under this promotion. Sales through this promotion have been accounted for as operating leases in accordance with ASC 840 “Leases” and the related revenue earned (less the guaranteed residual value) is recognized ratably over the term of the management and maintenance agreement. At December 31, 2011, guarantees under this program totaled approximately $4.8 million and are included in deferred revenue related to fractional aircraft share sales.

Axis Lease program lease revenue is a contractual monthly fee charged over the term of the lease. Under this program, lessees are permitted to fly a set number of hours divided evenly over the number of months in the term, resulting in the Company recognizing revenue ratably over each month. In the event lessees fly more than their monthly allocated hours, the Company recognizes additional lease revenue based on the overflown hours in that month; however, the cumulative amount recognized over the lease term shall not exceed the total annual lease payment per the lease agreement.

Management and Maintenance Agreement

Revenue earned in connection with the management and maintenance agreements with fractional share owners is recognized monthly over the term of the agreement. If a fractional share owner prepays its management and maintenance fee for a period of one year or longer, the prepayment is recorded as unearned revenue and amortized into revenue on a monthly basis in accordance with the schedule provided for within each agreement.

Revenue earned in connection with the management and maintenance agreements with Axis Lease program lessees is recognized monthly over the lease term. If an Axis Lease program lessee prepays its management and maintenance fee for a period of one year or longer, the prepayment is recorded as unearned revenue and amortized monthly over the lease term. Under either circumstance, revenue is recognized ratably over each month. In the event lessees fly more than their monthly allocated hours, the Company recognizes additional management and maintenance revenue based on the overflown hours in that month; however, the cumulative amount recognized over the lease term shall not exceed the total annual management and maintenance fee payment per the lease agreement.

Flight hour card and Axis Club Membership Revenue

Flight hour card revenue. The Company sells access to its aircraft fleet through either a 15 or 25 hour flight hour card for flight time without the requirement to purchase an ownership interest in an aircraft. The card holder pays the Company the entire amount in advance of access to the aircraft fleet. The Company defers the entire amount paid and recognizes revenue on an incremental basis as aircraft hours are flown.

Axis Club Membership revenue. In February 2009, the Company initiated the Axis Club Membership program. The Axis Club Membership program offers customers access to blocks of flight time at a discount from standard flight hour card rates for a set, three year membership fee. The program requires that Axis Club members purchase a minimum of three 25 hour blocks of flight hour cards over the three year membership term. Axis Club Membership fees are paid in advance, deferred and recognized over the three year membership term. Payment for flight hour cards sold through the Axis Club Membership program are collected from members in advance of access to the aircraft fleet, deferred and recognized as revenue on an incremental basis over the three year membership term. The Axis Club Membership program was replaced by the Axis Lease program effective March 2011.

Other Revenue

Other revenue is comprised primarily of revenue from demonstration flights, the sale of previously owned fractional aircraft shares, and FBO related revenue from the sale of fuel and rental of hangar space at the Company’s FBO facilities. Demonstration revenue is earned as the Company charges prospective customers on an hourly basis for each hour the prospective customers are flown to demonstrate the quality and capabilities of the aircraft. The Company recognizes revenue related to these demonstration flights when the flight is completed. Revenue from the sale of previously owned fractional aircraft shares are recorded similar to the sale of new fractional aircraft shares. FBO related revenue from fuel sales and hangar rentals are recorded when goods are delivered or services are rendered.

Referral Incentive Hours

The Company accounts for the additional hours granted to owners under the referral incentive program by expensing costs as they are incurred. Such costs have not been material to date.

Aircraft Costs Related To Fractional Aircraft Shares Sold

Aircraft costs relating to the sale of fractional aircraft shares sold before July 1, 2010 were deferred at the time of sale and are recognized ratably over the term of the related management and maintenance agreement in accordance with Accounting Standards Codification (“ASC”) 605-25 “Multiple-Element Arrangements” (“ASC 605-25”). Aircraft costs relating to the sale of fractional shares sold after June 30, 2010 are recognized at the time of sale upon adoption of Accounting Standards Update 2009-13 “Multiple-Deliverable Revenue Arrangements”, which updates ASC 605-25. One fractional aircraft share was sold during the six months ended December 31, 2011 requiring recognition under this guidance. See also the discussion in the paragraph immediately following concerning the accounting for the aircraft costs relating to the sale of select fractional aircraft shares with a repurchase guarantee.

During fiscal 2011, the Company initiated a promotion, which was discontinued in October 2011, for the sale of select fractional shares that provided a repurchase guarantee at the expiration of the related seven year management and maintenance agreements. The guarantee may be exercised at the customers’ option for a determined percent of the original purchase price. During the six months ended December 31, 2011, the Company sold one share under this promotion. Sales through this promotion have been accounted for as operating leases in accordance with ASC 840 “Leases” and the related aircraft costs were capitalized to property, plant and equipment and depreciated over the 20 year useful life of the aircraft.

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

Prepaid Pilot Training

The costs related to the training of pilots as required by Federal Aeronautic Regulations are capitalized and amortized over the twelve month period following completion of training and certification.

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

A valuation allowance is established to reduce deferred tax assets to the amounts expected to be realized. The Company calculated an annual effective tax rate to determine the interim period income tax provisions; however, no tax liability was accrued for the three and six months ended December 31, 2011, as the Company expects to have sufficient operating loss and tax credit carryforwards to cover any taxable income.

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

Stock-Based Compensation

The Company has one stock-based compensation plan, the 2006 Long Term Incentive Plan, which the Company’s shareholders approved and was subsequently amended and restated (as amended, the “Plan”) to provide for employees, certain non-employees and non-employee directors. Stock-based awards under the Plan may consist of common stock, common stock units, stock options, cash-settled or stock-settled stock appreciation rights, restricted stock and other stock-based awards. The Board approved an amendment and restatement of the Plan on February 2, 2012 to allow for the grant of deferred shares to non-employee directors of the Company. The Company issues common stock to satisfy stock option exercises or vesting of stock awards.

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

Stock-based compensation expense related to the Plan, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations, was $181,445 and $354,654 for the three and six months ended December 31, 2011 and was $ 94,116 and $189,880 for the three and six months ended December 31, 2010, respectively. There were no related income tax benefits recognized in the accompanying condensed consolidated statements of operations for the three and six months ended December 31, 2011 or for the comparable 2010 periods. As of December 31, 2011, the Company had 174,333 shares of restricted stock and 1,376,100 stock options outstanding.

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with ASC 815 “Derivatives and Hedging” (“ASC 815”), which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts. The Company also considers ASC 815, which provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under ASC 815. The Company evaluates the conversion feature embedded in its Series A Convertible Preferred Stock based on the criteria of ASC 815 to determine whether the conversion feature would be required to be bifurcated from the Preferred Stock and accounted for separately as a derivative. Based on management’s evaluation, the embedded conversion feature did not require bifurcation and derivative accounting as of December 31, 2011.

Goodwill and Long-lived Assets

The Company accounts for goodwill and other intangible assets under ASC 350 "Intangibles — Goodwill and Other" (“ASC 350”). ASC 350 eliminates the amortization of goodwill and certain other intangible assets and requires an evaluation of impairment by assessing qualitative factors, and if necessary, applying a fair-value based test. The goodwill impairment test requires qualitative analysis to determine whether is it more likely than not that the fair value of a reporting unit is less than the carrying amount, including goodwill. An indication of impairment through analysis of these qualitative factors initiates a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company’s reporting units based on discounted cash flow models using revenue and profit forecasts and comparing the estimated fair values with the carrying values of the Company’s reporting units which include the goodwill. If the estimated fair values are less than the carrying values, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of the Company’s “implied fair value” requires the Company to allocate the estimated fair value to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value.

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

The Company measures fair value basis based on the following key objectives:

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

During the three and six months ended December 31, 2011, the Company has elected not to use the fair value option permitted under ASC 820 for any of its financial assets and financial liabilities that are not already recorded at fair value.

Loss Per Share

Basic and diluted loss per share applicable to common stock attributable to common stockholders is computed using the weighted average number of common shares outstanding during the period. Shares used in calculating basic and diluted loss per share exclude common stock equivalents for warrants, stock-based compensation and Series A Convertible Preferred Stock, as these common stock equivalents are antidilutive. In future periods, if the Company reports net income attributable to common stockholders and the common stock equivalents for our warrants, stock-based compensation and Series A Convertible Preferred Stock are dilutive, the common stock equivalents will be included in the weighted average shares computation and dividends related to our Series A Convertible Preferred Stock will be added back to net income attributable to common stockholders to calculate diluted earnings per share.

For each of the three and six months ended December 31, 2011, a total of 8,613,797 share-equivalents of potentially dilutive securities were excluded from the calculation of diluted earnings per share. These securities were comprised of 2,373,620 warrants issued to Lorne Weil in conjunction with the LW Air transactions; 437,887 warrants outstanding as of December 31, 2011 issued to EarlyBirdCapital (“EBC”), in consideration for services rendered as placement agent for the Company’s June, September and October 2009 private placements; 1,376,100 options to purchase shares of common stock which were outstanding during the periods but were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive as calculated under the treasury method promulgated by ASC 260 “Earnings Per Share” (“ASC 260”); and 4,251,857 shares of common stock reserved for issuance upon the conversion of the outstanding Series A Convertible Preferred Shares. In accordance with ASC 260’s contingently issuable shares provision, 174,333 shares of unvested common stock awards (“restricted stock”) granted were not included in the calculation because all the necessary conditions for vesting had not been satisfied.

For each of the three and six months ended December 31, 2010, a total of 8,203,214 share-equivalents of potentially dilutive securities were excluded from the calculation of diluted earnings per share. These securities were comprised of 2,373,620 warrants issued to Lorne Weil in conjunction with the LW Air transactions; 437,887 warrants issued to EBC in consideration for services rendered as placement agent for the Company’s June, September and October 2009 private placements; 951,100 options to purchase shares of common stock were outstanding during the periods but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive as calculated under the treasury method promulgated by ASC 260 “Earnings Per Share;” and 4,251,857 shares of common stock reserved for issuance upon the conversion of the outstanding Series A Preferred Shares. In accordance with ASC 260’s contingently issuable shares provision, 188,750 shares of unvested common stock awards (“restricted stock”) granted were not included in the calculation because all the necessary conditions for vesting had not been satisfied.

Comprehensive Income

The Company adheres to the provisions of ASC 220, “Comprehensive Income” (“ASC 220”). This pronouncement establishes standards for reporting and display of comprehensive income or loss and its components (revenues, expenses, gains and losses). The pronouncement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be classified by their nature. Furthermore, the Company is required to display the accumulated balances of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the three and six months ended December 31, 2011 and 2010, there were no items that gave rise to other comprehensive income or loss and net income equaled comprehensive income.

Reclassifications

Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no effect on the Company’s net income or financial position as previously reported.

Recently Issued Pronouncements

In September 2011, the FASB released ASU No 2011-08, “Intangibles — Goodwill and Other “(Topic 350) (“ASU 2011-08”). The update allows companies to waive comparing the fair value of a reporting unit to its carrying amount in assessing the recoverability of goodwill if, based on qualitative factors, it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. This standard allows for early adoption, and as a result, the Company has chosen to adopt ASU 2011-08 for the fiscal year ending June 30, 2012. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company conducts a major part of its operations from leased facilities, which include airplane hangars and administrative offices. The 15 year hangar lease in Clearwater, Florida, which began in April 2006, is classified as an operating lease and was amended in September 2011 under Amendment Number 1 to the Hangar Lease Agreement (“Amendment Number 1”). In accordance with Amendment Number 1, the Company renegotiated its Clearwater, Florida lease to reduce its ongoing rent expense and fuel flow fees. Under terms of Amendment Number 1, the initial lease term was extended by five months such that lease expires in September 2021. In December 2011, the Company terminated its Caldwell, New Jersey lease and ceased its limited FBO operations at that facility. Simultaneously, the Company agreed to maintain a single aircraft hangar in Caldwell, NJ for $2,000 per month. This hanger lease, which is classified as an operating lease, expires in October 2018 and includes a 90 day mutual termination clause. The Company also has a 15 year lease for its fixed based operation in Camarillo, California expiring in 2021 which is classified as an operating lease. The Company is in negotiations with its California landlord regarding reducing its obligations under the lease. There can be no assurance that the Company will be successful in amending the terms of the existing lease agreement in California. In January 2011, the Company entered into a 3 year operating lease agreement for a facility in Dallas, Texas, which is used to perform maintenance on the Company’s aircraft.

During the second quarter of fiscal 2010, the Company, in arms-length transactions, transferred its rights to purchase four Piaggio Avanti II aircraft to LW Air pursuant to the existing aircraft purchase agreement between the Company and Piaggio America, Inc. LW Air is controlled by Lorne Weil, a director of the Company. Simultaneous with each of these transactions, the Company entered into an eight-year management agreement for each aircraft. Pursuant to each agreement between the parties, the Company manages the aircraft by arranging, on behalf of the owner, short-term leases for use of the aircraft at a specified dry lease rate per flight hour. In each agreement, the Company guaranteed to the owner monthly cash proceeds out of rental income and/or advances against future rental income equal to $80,000, and the Company is entitled to retain as a management fee all rental income in excess of the amounts payable to the owner, up to a maximum of $56,500 per month. Because the Company did not begin to fully lease the aircraft in the fractional program for several months, the Company did not make approximately $760,000 in payments to the owner. Accordingly, effective July 1, 2010, the terms of each management agreement were amended to reduce the maximum management fee the Company was entitled to retain to $44,000 per month for each aircraft for the eight months ended February 28, 2011, after which the maximum management fee charged continued to be $56,500 per month for each aircraft. Because management fees under each agreement may be earned only on average rental hours up to 100 hours per month, it is anticipated that actual management fees under each agreement will not exceed $25,000 per month. The Company is also required to pay the owner additional amounts if usage of the aircraft exceeds 1,200 hours per year at a specified rate per flight hour. The Company accrued $375,000 for services rendered by a third party in connection with these transactions. The fee is being amortized to aircraft lease expense over the term of the agreements. The Company accounts for the management agreements as operating leases.

Effective December 2010, the Company entered into an Aircraft Rental Agreement with a third party to lease one Pilatus aircraft to be used in the Company’s maintenance operations. Pursuant to the Aircraft Rental Agreement, the Company will pay $12,961 per month for 3 years, which provides 300 flight hours per year to the Company. The Company accounts for the Aircraft Rental Agreement as an operating lease.

During July 2011, the Company entered into an Aircraft Lease Agreement with three third parties for the Company to lease one Piaggio Avanti II aircraft. Pursuant to the Aircraft Lease Agreement, the Company will pay a total of $50,000 per month for ten years, as well as provide a total of 125 flight hours per year to the three third parties. The Company accounts for the Aircraft Lease Agreement as an operating lease.

In October 2011, the Company, in an arms-length transaction, transferred its rights to purchase one Piaggio Avanti II aircraft to LW Air pursuant to the existing aircraft purchase agreement between the Company and Piaggio America, Inc. LW Air is controlled by Lorne Weil, a director of the Company. Simultaneous with this transaction, the Company entered into an eight-year management agreement for the aircraft. Pursuant to the agreement between the parties, the Company will manage the aircraft by arranging, on behalf of the owner, short-term leases for use of the aircraft at a specified dry lease rate per flight hour. The Company has guaranteed to the owner monthly cash proceeds out of rental income and/or advances against future rental income equal to $75,000, and the Company will be entitled to retain as a management fee all rental income in excess of the amounts payable to owner, up to a maximum of $51,500 per month. Because management fees may be earned only on average rental hours up to 100 hours per month, it is anticipated that actual management fees will not exceed $30,000 per month. The Company is also required to pay owner additional amounts if usage of the aircraft exceeds 1,200 hours per year at a specified rate per flight hour. The Company considered various financing alternatives prior to entering into this transaction and believes that this agreement was the most beneficial for the Company. The Company accrued $124,000 for services rendered by a third party in connection with this transaction. The fee is being amortized to aircraft lease expense over the term of the agreement. The Company accounts for the management agreement as an operating lease.

In addition, the Company leases transportation equipment and data processing equipment under operating leases with most having three year terms.

Purchase Commitments

As of December 31, 2011, Avantair had contractual commitments to purchase 48 additional Piaggio Avanti II aircraft through 2013 with a mutual understanding that the aircraft delivery dates can be extended. The total commitment, if exercised during the period, including a proposed price escalation, is valued at approximately $305.1 million.

On June 20, 2008, Avantair assigned its rights and obligations to purchase twenty Embraer Phenom 100 (“Phenom 100”) aircraft positions to Share 100 Holding Co., LLC (“Share 100”), a wholly-owned subsidiary of Avantair. On the same date, Avantair entered into a membership interest purchase agreement with Executive Air Shares Corporation (“EAS”), in which EAS purchased the Class A membership of Share 100 and Avantair retained the Class B membership. EAS, as Class A member, has the rights and obligations to purchase the Phenom 100 aircraft with positions one through eighteen and to fund payment due in connection with these aircraft. EAS paid Share 100 approximately $2.47 million in connection with these transactions and made an additional $750,000 capital contribution to Share 100 in December 2008, all of which was, immediately distributed to Avantair. Avantair, as Class B member, has the rights and obligations to purchase the Phenom 100 aircraft with positions nineteen and twenty and to fund payment due in connection with these aircraft. EAS had the option to purchase aircraft nineteen and twenty which was to have been exercised by October 1, 2010; if exercised, EAS would reimburse Avantair for all payments made relative to these aircraft and provide all remaining funds required. In the event that EAS did not exercise the option to purchase aircrafts nineteen and twenty by October 1, 2010, Avantair would have the right and obligation to purchase the nineteenth and twentieth aircraft. The Company entered into agreements with EAS to extend the exercise requirement in November 2010 and April 2011, which extended the exercise requirement to April 2011 and December 2011, respectively. On November 30, 2011, the exercise requirement was extended an additional six months to June 1, 2012. If EAS defaults under its obligations to purchase the aircraft positions, EAS will forfeit all deposits paid for the undelivered aircraft, including the funds distributed to Avantair. Avantair will then be responsible for the rights and obligations of the remaining undelivered aircraft. If Avantair defaults under its obligations to purchase the last two aircraft positions, any deposits paid by Avantair in connection with the undelivered Class B aircraft will be forfeited.

Financing Commitments- Short-term

Short-term debt consists of the following as of December 31, 2011:

Midsouth Services, Inc	$12,000,000

Short-term debt	$12,000,000

On April 2, 2009, Avantair entered into two Floor Plan Agreements with Midsouth Services, Inc. (“Midsouth”) to replace Midsouth’s existing Floor Plan Agreements dated July 31, 2008. The new Floor Plan Agreements extended credit to Avantair in an increased amount of $11.6 million to be used towards the purchase of new Piaggio P-180 aircraft. The Floor Plan Agreements covered an amount not to exceed $5.8 million for a term of twelve months. The Company has the sole option to terminate one of the Floor Plan Agreements during the term with ninety days written notice. The Company agreed to pay Midsouth a monthly fee of $82,500 for the first Floor Plan Agreement and $75,000 for a second Floor Plan Agreement. During December 2010, the Company repaid the first Floor Plan Agreement in the amount of $5.8 million and during September 2011, the Company converted the second Floor Plan Agreement in the amount of $5.2 million into a Capital Lease, see Capital Lease Transactions in the paragraphs following.

In March 2011, the Company negotiated financing terms pursuant to a Floor Plan Financing Agreement with Midsouth which shall be used towards the purchase of new Piaggio P-180 aircraft for resale in the fractional program. The March 2011 agreement is similar to the previous arrangements between Midsouth and Avantair in that Midsouth agreed to extend credit to Avantair for the purchase of fractional aircraft for a term of the later of: (1) twelve months or (2) until the date on which the net purchase price for the aircraft financed pursuant to the Floor Plan Agreement is paid. The Company has agreed to pay Midsouth a monthly fee of $65,000 following the commencement of the term pursuant to the Floor Plan Agreement. As of December 31, 2011, borrowings outstanding under the Floor Plan Agreement totaled $6.0 million.

In April 2011, the Company entered into a 12% short-term note payable with Midsouth to finance $0.5 million deposits for one new Piaggio Avanti II aircraft. The Company agreed to pay Midsouth a monthly fee of $5,000 following the commencement of the term pursuant to the Aircraft Deposit Agreement. The term of the agreement, as extended in July 2011, is five months or until the Company takes delivery of the aircraft. During October 2011, the Company repaid the short-term note payable in the amount of $0.5 million.

In May 2011, the Company entered into a 12% short-term note payable with Midsouth to finance $0.7 million deposits for one new Piaggio Avanti II aircraft. The Company agreed to pay Midsouth a monthly fee of $7,000 following the commencement of the term pursuant to the Aircraft Deposit Agreement. The term of the agreement, as extended in July 2011, is four months or until the Company takes delivery of the aircraft. During September 2011, the Company repaid the short-term note payable in the amount of $0.7 million.

In addition, during May 2011, the Company entered into a 9.7% short-term note payable with three third parties to finance $0.6 million deposits for one new Piaggio Avanti II aircraft, pursuant to the Aircraft Deposit Agreement. The term of the agreement is four months or until the Company takes delivery of the aircraft. During July 2011, the Company repaid the short-term note payable in the amount of $0.6 million.

In September 2011, the Company took delivery of one new Piaggio Avanti P-180 aircraft, for resale in the Fractional Ownership program, financed through a Floor Plan Financing Agreement with Midsouth. The financing agreement is similar to the previous arrangements between Midsouth and Avantair with a term of the later of: (1) twelve months or (2) until the date on which the net purchase price for the aircraft financed pursuant to the Floor Plan Agreement is paid. The Company agreed to pay Midsouth a monthly fee of $72,500 following the commencement of the term pursuant to the Floor Plan Agreement. As of December 31, 2011, borrowings outstanding under the Floor Plan Agreement totaled $6.0 million.

Financing Commitments- Long-term

Long-term debt consists of the following as of December 31, 2011:

Midsouth Services, Inc.	$16,796,539
Wells Fargo Equipment Finance, Inc.	2,049,274
Iberia Bank	1,468,699

20,314,512
Less current portion	(7,625,004)

Long-term debt	$12,689,508

Capital Lease Transactions

Midsouth Services, Inc.

The Company has five separate lease agreements with Midsouth as of December 31, 2011.

In July 2006, the Company entered into a lease agreement, pursuant to which Midsouth leased a Piaggio P-180 aircraft to the Company. The original lease agreement was accounted for as an operating lease. In April 2009, the Company amended the original lease agreement, pursuant to which the Company was required to pay $74,900 per month, at 11.0% interest per annum until August 2011, the expiration of the amended lease agreement. In addition, the Company agreed to purchase the leased aircraft for approximately $3.0 million from Midsouth within sixty days following the expiration of the amended lease agreement. In August 2011, the Company entered into a second amendment to the aircraft lease agreement to extend the lease term for five years, and decrease monthly payments to $62,500. Upon expiration of the five year term, the Company may purchase, at its sole discretion, the aircraft at a purchase price of approximately $0.3 million. The second amendment to the aircraft lease agreement was evaluated in accordance with ASC 470 “Debt” (“ASC 470”). Based on the Company’s evaluation, the debt transaction did not meet specified criteria causing the transaction to be recorded in accordance with “Debt Modification and Extinguishment” guidance within ASC 470. The obligation outstanding at December 31, 2011 totaled approximately $2.8 million.

On October 10, 2007, Avantair acquired a core aircraft under a capital lease obligation with Midsouth. Under the lease agreement, Midsouth provided funding for the $4.7 million purchase of a pre-owned Piaggio P-180 aircraft and holds title to the aircraft. Midsouth leases the aircraft exclusively to Avantair on a five year lease at 15.0% interest per annum. The monthly lease payments for the term of the lease are $89,000. At the end of the five year lease, Avantair shall purchase the aircraft from Midsouth at the guaranteed residual value in the amount of approximately $2.3 million. Avantair also has the option to purchase the aircraft anytime during the lease term at the then current guaranteed residual value as set forth on the amortization schedule without penalty. The obligation outstanding at December 31, 2011 totaled approximately $2.9 million.

In April 2009, the Company entered into a lease agreement, effective April 6, 2009, pursuant to which Midsouth leases a Piaggio P-180 aircraft to the Company for a ten year lease term at $75,000 per month, at 15.0% interest per annum, plus taxes if applicable. The Company is required to provide Midsouth with 100 hours of flight time per year during the lease term. Hours have been accounted for at their fair value and are liquidated as hours are flown. Midsouth has the sole option to terminate the lease at the end of the fifth year of the lease term and require the Company to purchase the leased aircraft for approximately $3.8 million within ninety days of that date. If this option is not exercised by Midsouth, the lease will continue for the remaining five years of the lease term and, at the end of the ten year lease, the Company will be required to purchase the aircraft from Midsouth for $0.3 million. The obligation outstanding at December 31, 2011 totaled approximately $4.4 million.

In September 2011, simultaneous with the termination of the Floor Plan Finance Renewal Agreement and Renewal Guaranteed Aircraft Purchase Agreement for a Piaggio P-180 aircraft, the Company entered into a Lease Agreement, pursuant to which Midsouth leases a Piaggio P-180 aircraft to the Company for a five year lease term at $75,000 per month, at 15.0% interest per annum, plus taxes if applicable. Following the expiration of the term of the Lease Agreement, the Company has agreed to purchase the leased aircraft for approximately $3.4 million from Midsouth. The termination of the Floor Plan Financing Agreement and subsequent entrance into the Lease Agreement was evaluated in accordance with ASC 470 “Debt” (“ASC 470”). Based on the Company’s evaluation, the debt transaction met the specified criteria causing the transaction to be recorded in accordance with “Debt Modification and Extinguishment” guidance within ASC 470. In September 2011, in accordance with ASC 470, the Company recognized a gain on debt extinguishment of $438,621, which is included in the accompanying condensed consolidated statement of operations. The Company will account for the lease as a capital lease in the accompanying condensed consolidated balance sheets. The obligation outstanding at December 31, 2011 totaled approximately $4.7 million.

In October 2011, the Company entered into a five year lease agreement with Midsouth for $2.0 million, related to one used aircraft previously financed through a Wells Fargo promissory note. The Company will make principal payments ranging from $24,000 to $29,500 plus interest of 13% per annum. Following the expiration of the term of the lease agreement, the Company has agreed to purchase the leased aircraft for approximately $0.4 million from Midsouth. The obligation outstanding at December 31, 2011 totaled approximately $1.9 million.

The capital lease obligations are included in long-term debt in the accompanying condensed consolidated balance sheets.

Wells Fargo Equipment Finance, Inc.

In February 2005, the Company entered into financing arrangements for the purchase of aircraft under various notes payable with Wells Fargo Equipment Finance, Inc. The notes are payable in monthly installments ranging from $10,644 to $38,480 with interest ranging from 5.96% to 6.12% per annum, through 2012. The notes are collateralized by the aircraft. The obligation outstanding at December 31, 2011 totaled approximately $2.0 million.

Iberia Bank

In August 2007, the Company and Iberia Bank, formerly Century Bank F.S.B., executed a $2.2 million note agreement for the purchase of one aircraft. The note is payable in monthly installments of $27,175 with interest of 8.25% per annum, through August 3, 2012. The note is collateralized by the aircraft. The obligation outstanding at December 31, 2011 totaled approximately $1.5 million.

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

Other Contingencies

Aircraft Incident

During December 2011, in connection with the Aircraft Incident, the Company received $6.5 million of insurance proceeds which has been recorded as accrued liabilities as of December 31, 2011. The Company is required to maintain insurance on the aircraft that covers its replacement value, which is estimated to be $4.8 million. The additional insurance proceeds are a result of the Company insuring its aircraft in excess of the replacement value to reimburse the Company for expenses associated with a reduction in available aircraft in its fleet, including but not limited to costs incurred for chartered flights, repositioning aircraft to accommodate customers’ requirements, and maintenance costs associated with higher flight hours on the remaining fleet. These proceeds are expected to offset similar expenses in the upcoming quarters. The fractional ownership documents permit the Company to replace the aircraft on behalf of the fractional owners with another aircraft that is substantially similar and has a market value approximately equal to or greater than the market value of the 2007 Piaggio P-180. The Company expects that it will purchase the fractional owners’ interest in the aircraft, and simultaneously, the fractional owners of the 2007 Piaggio P-180 will enter into new fractional ownership documents for a substantially similar replacement aircraft interest. The Company is in the process of securing documents with each of the owners in order to complete the transaction during the quarter ended March 31, 2012.

NOTE 4 – EQUITY TRANSACTIONS

As of December 31, 2011, the Company had 26,484,585 shares of its common stock outstanding and 1,614,066 shares of common stock available for future issuance under the Company’s 2006 Long-Term Incentive Plan. As of December 31, 2011, the Company had 152,000 shares of Series A Preferred Stock outstanding. The Company has 4,251,857 shares of common stock reserved on its books and records for issuance upon the conversion of the outstanding Series A Preferred Shares. As a result of the sales of shares consummated on June 30, September 25, and October 16, 2009, the conversion price of the Series A Preferred Shares was reduced from $5.15 to $3.57.

By recommendation of the Compensation Committee and approval by the Board of Directors, and in accordance with an Employment Agreement executed July 14, 2011, the Company granted equity compensation to Stephen Wagman, Executive Vice President and Chief Financial Officer, pursuant to the Company’s 2006 Long-Term Incentive Plan, as follows:

•

30,000 shares of restricted stock, subject to a three (3) year vesting period, with one-third of the shares vesting upon each of the first three anniversaries of the date of the Employment Agreement, subject to Mr. Wagman’s continued employment with the Company on each vesting date; and

•

425,000 stock options, exercisable at $2.25 per share, subject to a three (3) year vesting period, with one-third of the stock options vesting upon each of the first three anniversaries of the date of the Employment Agreement, subject to Mr. Wagman’s continued employment with the Company on each vesting date and the Company achieving certain financial target goals; provided, however, in the event that less than 100% of the financial target goals are met for each fiscal year during the term of the Employment Agreement, but at least 80% of the goals for such fiscal year are achieved, only one-sixth of the stock options shall vest in lieu of the one-third and the remaining one-sixth shall be forfeited but may eligible for re-vesting in the event of any renewals of the Employment Agreement.

NOTE 5 – SUBSEQUENT EVENTS

In January 2012, the Company sold its 2001 Piper Meridian to a third party for a purchase price of $672,000, less estimated repair costs of $45,000. Since the aircraft was fully depreciated, the sale will result in a gain of approximately $627,000. The Company used these sale proceeds, together with working capital to pay off the remaining $790,000 on the promissory note with Wells Fargo Equipment Finance, Inc. for this aircraft.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Avantair, Inc. and subsidiaries (the “Company” or “Avantair”) are in the business of providing private aviation services through three primary flight service programs: (i) the sale of fractional ownership interests (Fractional Ownership program): (ii) the lease of fractional interest (Axis Lease program); and (iii) the sale of flight hour cards (Edge Card program and Axis Club Membership program). These services are provided on the Company’s managed aircraft fleet for business and personal use. Avantair’s core strategic focus is providing its customers with the highest level of safety, service and satisfaction. In addition to providing private aviation services, Avantair provides limited fixed based operation (“FBO”) services in Clearwater, FL and Camarillo, CA. Effective December 2011, the Company closed its limited FBO services in Caldwell, NJ. The Company also has a facility in Dallas, Texas, which is used to perform maintenance on the Company’s aircraft.

As of December 31, 2011, Avantair operated 57 aircraft within its fleet, which is comprised of 46 aircraft for fractional ownership, 5 company-owned core aircraft and 6 leased and company-managed aircraft. During the three months ended December 31, 2011, the Company took delivery of one new aircraft, see Commitments and Contingencies discussion found in Note 3 to the accompanying condensed consolidated financial statements above. Separately, in November 2011, one of the Company’s fractionally owned aircraft was involved in an incident (Aircraft Incident), following which the aircraft was declared a total loss by the Company’s insurer. Only minor injuries were sustained by the passengers and crew. The incident did not cause any material interruption to the Company’s primary business. See Aircraft Incident section below for further discussion.

Avantair generates revenues primarily through the sale and lease of fractional ownership shares of aircraft, by providing management and maintenance services related to those aircraft, and by providing access to its aircraft fleet through the sale of flight hour cards providing either 15 or 25 hours of flight time per year. The Company markets and sells fractional ownership interests to individuals and businesses, generally with a minimum share size of a one-sixteenth ownership interest. Under management and maintenance agreements with fractional owners and lessees, Avantair provides pilots, maintenance, fuel and hangar space for the aircraft in exchange for a fixed monthly fee.

In response to market conditions and to provide further alternatives for private air travel, the Company initiated the Axis Lease program effective February 2011, which offers many of the same benefits as the Fractional Ownership program with various lease terms, up to ten years, and is available in 25 hour increments, starting at 50 hours per year. The Axis Lease program requires monthly lease payments, together with management and maintenance agreements similar to those in the Fractional Ownership program.

Avantair’s Axis Club Membership program, which was replaced by the Axis Lease program effective March 2011, offers access to blocks of flight hours for a three year membership fee of $75,000. The program requires Axis Club members to purchase a minimum of three 25 hour flight hour cards over a three year period. The program also allows for the conversion of club membership into fractional ownership. Members are not charged a management and maintenance fee until they are fractional owners.

Avantair presently sources all of its aircraft from a single manufacturer, Piaggio America, Inc. (“Piaggio”). As of December 31, 2011, Avantair had contractual commitments to purchase 48 additional Piaggio Avanti II aircraft through 2013 with a mutual understanding that the aircraft delivery dates can be extended. The total commitment, if exercised during the period, including a proposed price escalation, is valued at approximately $305.1 million. Avantair believes that the pricing structure afforded by utilizing the Piaggio Avanti aircraft allows Avantair to attract a customer desiring quality at a lower price point than its competitors. Offering the cabin cross section of a mid-size aircraft and the fuel efficiency of a turboprop, along with no hourly fees, allows Avantair to lower the cost of private air travel for a broader range of individuals and businesses.

The Company’s primary sources of operating funds are the collection of management and maintenance fees from Fractional Ownership program owners and Axis Lease program lessees, as well as the sale of fractional ownership shares and flight hour cards. Revenue for sales by product category can be found in the accompanying condensed consolidated statement of operations for the three and six months ended December 31, 2011 and 2010, respectively. Sales by product category are as follows:

	Unit Sales for the Three Months Ended		Unit Sales for the Six Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
New Fractional Ownership program shares sold	1	6	2	9
Axis Lease program shares leased	16	N/A	42	N/A
Axis Club Memberships	0	14	1	25
Flight hour cards	84	162	192	266

During the first quarter of fiscal year 2012, the Company began the implementation of a series of cost saving initiatives designed to reduce fixed costs. These initiatives, some of which benefited the Company in the most recent quarter, included:

•	a reduction in force involving approximately 25 employees, primarily in the Company’s FBO operations;

•	elimination of our satellite marketing office and related expenses;

•	renegotiation of the Company’s Florida lease;

•	closure of the Company’s limited FBO operations in New Jersey; and

•	other negotiations with key vendors designed to drive operating and performance efficiencies.

These cost savings initiatives were unrelated to safety of flight operations and staffing in the Company’s pilot, maintenance and owner service departments.

Aircraft Incident

During December 2011, in connection with the Aircraft Incident, the Company received $6.5 million of insurance proceeds which has been recorded as accrued liabilities as of December 31, 2011. The Company is required to maintain insurance on the aircraft that covers its replacement value, which is estimated to be $4.8 million. The additional insurance proceeds are a result of the Company insuring its aircraft in excess of the replacement value to reimburse the Company for expenses associated with a reduction in available aircraft in its fleet, including but not limited to costs incurred for chartered flights, repositioning aircraft to accommodate customers’ requirements, and maintenance costs associated with higher flight hours on the remaining fleet. These proceeds are expected to offset similar expenses in the upcoming quarters. The fractional ownership documents permit the Company to replace the aircraft on behalf of the fractional owners with another aircraft that is substantially similar and has a market value approximately equal to or greater than the market value of the 2007 Piaggio P-180. The Company expects that it will purchase the fractional owners’ interest in the aircraft, and simultaneously, the fractional owners of the 2007 Piaggio P-180 will enter into new fractional ownership documents for a substantially similar replacement aircraft interest. The Company is in the process of securing documents with each of the owners in order to complete the transaction during the quarter ended March 31, 2012.

Results of Operations

The following table sets forth key information about our financial results for the three months ended December 31, 2011:

	Three Months Ended December 31,		Change
	2011	2010	$	%
Fractional aircraft shares sold and lease revenue	$7,410,894	$8,778,578	$(1,367,684)	-16%
Management and maintenance fees	20,993,680	18,813,477	$2,180,203	12%
Flight hour card and club membership revenue	8,767,161	7,257,098	$1,510,063	21%
Other revenue	1,205,658	1,735,386	$(529,728)	-31%

Cost of fractional aircraft shares sold	5,820,614	7,526,245	$(1,705,631)	-23%
Cost of flight operations	17,186,287	17,689,159	$(502,872)	-3%
Cost of fuel	5,052,842	4,597,316	$455,526	10%
General and administrative expenses	7,321,781	6,674,368	$647,413	10%
Selling expenses	1,583,125	1,707,771	$(124,646)	-7%
Depreciation and amortization	1,059,148	1,261,559	$(202,411)	-16%

Interest and other income	14,478	23,031	$(8,553)	-37%
Interest expense	(1,240,333)	(1,217,517)	$(22,816)	-2%

Net loss	(872,259)	(4,066,365)	$3,194,106	79%

Three months ended December 31, 2011 compared to the three months ended December 31, 2010

Revenue increased as a result of:

•

a $2.2 million increase in management and maintenance fees due to a higher average number of fractional shares sold and leased, coupled with an increase in the average monthly management fee per share during the three months ended December 31, 2011 compared to the three months ended December 31, 2010;

•

a $1.5 million increase in flight hour card and club membership revenue due to increases in flight hour card utilization and card revenue rates recognized during the three months ended December 31, 2011 compared to the three months ended December 31, 2010; and

•

a $1.4 million decrease in fractional aircraft shares sold and lease revenue due to the full amortization of revenue on fractional shares subsequent to the three months ended December 31, 2010. The decrease was slightly offset by an increase in lease revenue due to the commencement of the Company’s Axis Lease program in February 2011.

Operating expenses, excluding non-recurring transactions, decreased as a result of:

•	a $1.7 million decrease in the cost of fractional aircraft shares sold due to the full amortization of deferred aircraft purchase costs subsequent to the three months ended December 31, 2010;

•

a $0.5 million decrease in the cost of flight operations, driven by a $1.5 million decrease in maintenance expense due to acceleration of aircraft maintenance during fiscal year 2011 to prepare for peak travel and increased flight hours, together with a $0.2 million decrease in charter expense. The decrease was offset by a $1.2 million increase in pilot expenses;

•	a $0.2 million decrease in depreciation and amortization due to the change in estimated useful lives of the Company’s core aircraft in January 2011 (See Critical Accounting Policies and Estimates);

•

a $0.6 million increase in general and administrative expenses was primarily due to increases in payroll, health care premiums, stock based compensation, professional services, and flight optimization software license fees, together with approximately $50,000 of non-recurring costs related to the closure of the Company’s New Jersey FBO operations, effective December 2011, during the three months ended December 31, 2011, which were not incurred during the three months ended December 31, 2010; and

•	a $0.5 million increase in fuel expense due to an increase in the per gallon cost of fuel, coupled with increased holiday fuel incentives during the three months ended December 31, 2011.

The following table sets forth key information about our financial results for the six months ended December 31, 2011:

	Six Months Ended December 31,		Change
	2011	2010	$	%
Fractional aircraft shares sold and lease revenue	$14,669,191	$17,976,401	$(3,307,210)	-18%
Management and maintenance fees	41,266,770	37,232,183	$4,034,587	11%
Flight hour card and club membership revenue	17,762,631	13,414,493	$4,348,138	32%
Other revenue	2,890,087	3,743,578	$(853,491)	-23%

Cost of fractional aircraft shares sold	12,270,578	15,637,690	$(3,367,112)	-22%
Cost of flight operations	34,742,451	35,342,272	$(599,821)	-2%
Cost of fuel	9,670,354	8,535,888	$1,134,466	13%
General and administrative expenses	15,288,451	13,554,219	$1,734,232	13%
Selling expenses	3,451,054	3,226,525	$224,529	7%
Depreciation and amortization	1,962,961	2,518,356	$(555,395)	-22%

Gain on debt extinguishment	(438,621)	—	$(438,621)	-100%

Interest and other income	80,476	34,153	$46,323	136%
Interest expense	(2,296,456)	(2,466,531)	$170,075	7%

Net loss	(2,574,529)	(8,880,673)	$6,306,144	71%

Six months ended December 31, 2011 compared to the six months ended December 31, 2010

Revenue increased as a result of:

•

a $4.3 million increase in flight hour card and club membership revenue due to increases in flight hour card utilization and card revenue rates recognized during the six months ended December 31, 2011 compared to the six months ended December 31, 2010;

•

a $4.0 million increase in management and maintenance fees due to a higher average number of fractional shares sold and leased, coupled with an increase in the average monthly management fee per share during the six months ended December 31, 2011 compared to the six months ended December 31, 2010;

•

a $3.3 million decrease in fractional aircraft shares sold and lease revenue due to the full amortization of revenue on fractional shares subsequent to the six months ended December 31, 2010. The decrease was slightly offset by an increase in lease revenue due to the commencement of the Company’s Axis Lease program in February 2011.

Operating expenses, excluding non-recurring transactions, decreased as a result of:

•	a $3.4 million decrease in the cost of fractional aircraft shares sold due to the full amortization of deferred aircraft purchase costs subsequent to the six months ended December 31, 2010;

•	a $0.6 million decrease in depreciation and amortization due to the change in estimated useful lives of the Company’s core aircraft in January 2011 (See Critical Accounting Policies and Estimates);

•

a $0.6 million decrease in the cost of flight operations, driven by a $2.4 million decrease in maintenance expense due to acceleration of aircraft maintenance during fiscal year 2011 to prepare for peak travel and increased flight hours, together with a $0.5 million decrease in charter expense. The decrease was offset by a $2.1 million increase in pilot expenses and a $0.1 million decrease in aircraft related expenses;

•

a $1.7 million increase in general and administrative expenses was primarily due to increases in payroll, health care premiums, severance payments, stock based compensation, professional services, and flight optimization license fees, together with approximately $50,000 of non-recurring costs related to the closure of the Company’s New Jersey FBO operations during the six months ended December 31, 2011, which were not incurred during the six months ended December 31, 2010; and

•	a $1.1 million increase in fuel expense due to an increase in the per gallon cost of fuel, coupled with increased holiday fuel incentives during the six months ended December 31, 2011.

The Company recognized a gain on debt extinguishment of $0.4 million during the six months ended December 31, 2011 in accordance with ASC 470 “Debt” (“ASC 470”) upon entering into a lease agreement for an aircraft that had been previously financed through a short-term note payable. See the Commitments and Contingencies section above for further discussion. No such gain was recognized for the six months ended December 31, 2010.

Liquidity and Capital Resources

Avantair’s primary sources of liquidity have been cash provided by operations, cash raised from its equity offering as Ardent Acquisition Corp., cash provided from its debt facilities, cash raised from the preferred and common stock offerings and other asset- based borrowing. The Company uses its cash primarily to fund losses from operations, to make deposits on aircraft, to fund the purchase and lease of core aircraft and to fund the purchase of aircraft which are to be fractionalized. Cash generated from operations has not been sufficient to provide for all the working capital needed to meet Avantair’s requirements. At December 31, 2011 and June 30, 2011, Avantair had a working capital deficit of approximately $68.8 million and $63.9 million, respectively, and a stockholders’ deficit of approximately $47.0 million and $44.0 million, respectively. As of December 31, 2011, cash and cash equivalents were approximately $12.3 million and total assets were $108.2 million. The cash and cash equivalent balance increased $6.6 million from June 30, 2011 and total assets decreased $2.7 million. The increase in cash and cash equivalents occurred primarily as a result of the receipt of insurance proceeds, see Aircraft Incident section above for further details. The proceeds will be used to fund the purchases of replacement interests to be transferred to the fractional owners of the 2007 Piaggio P-180, and to reimburse the Company for expenses associated with a reduction in available aircraft in its fleet, including costs incurred for chartered flights, repositioning aircraft to accommodate customers’ requirements, and maintenance costs associated with higher flight hours on the remaining fleet.

In February 2011, the Axis Lease program was designed to bridge the gap between the financial commitment of a fractional aircraft share ownership and flight hour card. The current rate of flight hour card sales and Axis Lease program lessees requires the Company to acquire aircraft to satisfy the increased flight hour demands on its core aircraft fleet if its core utility is strained.

Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and lessees, increase the number of flight hour cards and increase total aircraft under management. At December 31, 2011, the Company had 23.5 new fractional aircraft shares available for sale. In addition to the cost of acquiring aircraft, Avantair’s primary expenses are related to fuel, aircraft repositioning (i.e., moving an aircraft to another location to accommodate customers’ requirements), flight operations and pilot expenses, maintenance, charters, insurance and selling, general and administrative expenses. To finance its growth strategy, the Company will continue to actively pursue additional funds through equity financing, including the sale of additional shares of common and preferred stock, asset sales, promotional sales incentives, cash receipts associated with accelerated payments of management and maintenance fees, debt financing, or a combination thereof. At December 31, 2011 and June 30, 2011, Avantair had assets of approximately $108.2 million and $110.9 million, respectively. For the three and six months ended December 31, 2011, the Company had revenue of approximately $38.4 million and $76.6 million, respectively. The Company had net losses of $0.9 million and $2.6 million for the three and six months ended December 31, 2011, respectively. Avantair has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability and positive cash flows. At December 31, 2011, the Company had approximately $12.3 million of unrestricted cash on hand. Assuming cash flows and sales remain consistent with recent operating activity and expenses remain at or below recent levels, the Company believes that its cash position will be sufficient to continue operations for at least the next twelve months.

Refer to Note 3 to the accompanying condensed consolidated financial statements for a summary of the Company’s financing arrangements.

Off-Balance Sheet Arrangements

At December 31, 2011, the Company did not have any material commercial commitments (except for those noted in Note 3 “Commitments and Contingencies - Purchase Commitments” in the accompanying condensed consolidated financial statements), including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

In January 2011, the Company changed its estimate for the depreciable life of its core aircraft to 20 years from an original seven year life. This change in estimate was based upon an evaluation of the aircrafts’ actual service life. This change in estimate was adopted prospectively and resulted in a $0.5 and $1.0 million reduction in depreciation expense recognized during the three and six months ended December 31, 2011, respectively.

Refer to Note 2 to the accompanying condensed consolidated financial statements for a summary of the Company’s significant accounting policies.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation, it was concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures are effective at a reasonable assurance level and are designed to ensure that the information required to be disclosed in SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control over Financial Reporting

There has been no change to the internal controls over financial reporting during the three months ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

From time to time, the Company is party to various legal proceedings in the normal course of business. It is expected that these claims would be covered by insurance subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. As of December 31, 2011, there were no legal proceedings which the Company would anticipate having a material adverse effect on its financial position, results of operations or cash flows.

Item 6.	Exhibits.

See exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 10, 2012

Avantair, Inc.

By:	/s/ Steven Santo
Steven Santo
Chief Executive Officer

By:	/s/ Stephen Wagman
Stephen Wagman
Chief Financial Officer

Exhibit Number	Description

10.1	Schedule of Additional Aircraft Management Agreements and Aircraft Lease Agreements with LW Air

10.2†	Amended and Restated 2006 Long-Term Incentive Plan

10.3†	Form of Deferred Share Award Agreement

10.4†	2012 Annual and Long-Term Incentive Plan

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350

101*	The following materials from Avantair, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
†	Management contract or compensatory plan or arrangement