Form 10-Q
period 2012-03-31
Avantair, Inc
filed 2012-05-11
CIK 1303849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2012

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

As of May 10, 2012, there were 26,494,576 shares of the Company’s common stock, $.0001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

ASSETS

	March 31, 2012	June 30, 2011
	(Unaudited)	(Note 2)

Current Assets
Cash and cash equivalents	$7,145,852	$5,643,305
Accounts receivable, net of allowance for doubtful accounts of $790,776 and $231,357, respectively	11,111,690	12,202,020
Inventory	386,686	442,634
Current portion of aircraft costs related to fractional share sales	11,709,364	20,770,142
Prepaid expenses and other current assets	7,113,573	7,012,555

Total current assets	37,467,165	46,070,656

Long-Term Assets
Aircraft costs related to fractional share sales, net of current portion	2,890,723	9,913,793
Property and equipment, at cost, net of accumulated depreciation and amortization of $22,026,824 and $21,235,649 respectively	38,473,434	36,733,929
Cash - restricted	2,225,410	2,361,851
Deposits on aircraft	7,187,253	9,500,988
Deferred maintenance on aircraft engines	369,610	266,087
Goodwill	1,141,159	1,141,159
Other assets	9,111,253	4,950,035

Total long-term assets	61,398,842	64,867,842

Total assets	$98,866,007	$110,938,498

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	March 31, 2012	June 30, 2011
	(Unaudited)	(Note 2)
Current Liabilities
Accounts payable	$9,156,434	$5,908,979
Accrued liabilities	11,909,195	6,181,807
Customer deposits	3,424,258	2,082,160
Short-term debt	12,000,000	13,000,000
Current portion of long-term debt	5,403,857	7,856,117
Current portion of deferred revenue related to fractional aircraft share sales	13,353,125	23,550,037
Unearned management fee, flight hour card and club membership revenue	51,648,155	51,437,316

Total current liabilities	106,895,024	110,016,416

Long-Term Liabilities
Long-term debt, net of current portion	12,398,853	8,198,326
Deferred revenue related to fractional aircraft share sales, net of current portion	9,698,343	18,014,232
Unearned club membership revenue, net of current portion	377,161	1,353,618
Other liabilities	2,635,076	2,658,945

Total long-term liabilities	25,109,433	30,225,121

Total liabilities	132,004,457	140,241,537

COMMITMENTS AND CONTINGENCIES

Series A convertible preferred stock, $.0001 par value, authorized 300,000 shares; 152,000 shares issued and outstanding	14,776,356	14,708,088

STOCKHOLDERS’ DEFICIT
Preferred stock, $.0001 par value, authorized 700,000 shares; none issued	—	—
Common stock, Class A, $.0001 par value, 75,000,000 shares authorized, 26,489,603 and 26,418,246 shares issued and outstanding, respectively	2,650	2,642
Additional paid-in capital	57,662,128	57,212,099
Accumulated deficit	(105,579,584)	(101,225,868)

Total stockholders’ deficit	(47,914,806)	(44,011,127)

Total liabilities and stockholders’ deficit	$98,866,007	$110,938,498

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011

Revenue
Fractional aircraft shares sold and lease revenue	$8,879,476	$7,729,333	$23,548,667	$25,705,734
Management and maintenance fees	21,354,850	18,713,993	62,621,620	55,946,175
Flight hour card and club membership revenue	7,757,594	8,029,167	25,520,225	21,443,660
Other revenue	2,063,298	2,016,100	4,953,385	5,759,678

Total revenue	40,055,218	36,488,593	116,643,897	108,855,247

Operating expenses
Cost of fractional aircraft shares sold	7,133,247	6,618,110	19,403,825	22,255,800
Cost of flight operations	17,607,526	16,328,921	52,349,977	51,671,193
Cost of fuel	4,550,333	4,112,436	14,220,687	12,648,324
General and administrative expenses	7,831,064	7,244,888	23,119,515	20,799,106
Selling expenses	1,366,488	1,327,143	4,817,542	4,553,668
Depreciation and amortization	990,293	794,941	2,953,254	3,313,297
Employee termination and other costs	883,331	—	883,331	—
Gain on debt extinguishment	—	—	(438,621)	—
Gain on sale of asset	(624,179)	—	(624,179)	—

Total operating expenses	39,738,103	36,426,439	116,685,331	115,241,388

Income (loss) from operations	317,115	62,154	(41,434)	(6,386,141)

Other income (expenses)
Interest and other income	33,002	15,763	113,478	49,916
Interest expense	(1,080,255)	(1,034,484)	(3,376,711)	(3,501,015)

Total other expenses	(1,047,253)	(1,018,721)	(3,263,233)	(3,451,099)

Net loss	(730,138)	(956,567)	(3,304,667)	(9,837,240)

Preferred stock dividend and accretion of expenses	(372,311)	(364,326)	(1,117,318)	(1,109,054)

Net loss attributable to common stockholders	$(1,102,449)	$(1,320,893)	$(4,421,985)	$(10,946,294)

Loss per common share:
Basic and diluted	$(0.04)	$(0.05)	$(0.17)	$(0.41)

Weighted-average common shares outstanding:
Basic and diluted	26,489,424	26,406,574	26,454,261	26,380,798

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

Nine Months Ended March 31, 2012

(Unaudited)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at June 30, 2011	26,418,246	$2,642	$57,212,099	$(101,225,868)	$(44,011,127)

Stock-based compensation	—	—	533,531	—	533,531

Dividend on Series A convertible preferred stock	—	—	—	(1,049,049)	(1,049,049)

Accretion of preferred stock issuance costs	—	—	(68,269)	—	(68,269)

Issuance of shares in connection with vested restricted stock, net of shares surrendered in lieu of payroll taxes	71,357	8	(15,233)	—	(15,225)

Net loss	—	—	—	(3,304,667)	(3,304,667)

Balance at March 31, 2012	26,489,603	$2,650	$57,662,128	$(105,579,584)	$(47,914,806)

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Nine Months Ended March 31, 2012 and 2011

(Unaudited)

	Nine Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(3,304,667)	$(9,837,240)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,953,254	3,313,297
Amortization of deferred interest related to capital lease obligation	109,276	318,579
Gain on debt extinguishment	(438,621)	—
Gain on sale of asset	(624,179)	—
Stock-based compensation	533,531	272,327
Bad debt expense (recoveries)	559,419	(6,820)
Changes in operating assets and liabilities:
Accounts receivable	530,911	(3,401,429)
Inventory	55,948	(202,223)
Deposits on aircraft	913,735	(9,198)
Deferred maintenance	(103,523)	(1,012,443)
Prepaid expenses and other current assets	17,732	(1,485,531)
Aircraft costs related to fractional shares	19,513,306	22,066,296
Other assets	(4,161,218)	(131,305)
Accounts payable	3,247,455	239,379
Accrued liabilities	5,689,113	3,423,189
Unearned management fee, flight hour card and club membership revenue	590,254	10,605,295
Cash - restricted	136,441	(2,521)
Customer deposits	1,342,098	201,963
Deferred revenue related to fractional aircraft share sales	(18,512,801)	(19,064,959)
Unearned club membership revenue	(1,474,622)	(559,496)
Other liabilities	(23,869)	221,187

Net cash provided by operating activities	7,548,973	4,948,347

INVESTING ACTIVITIES:
Proceeds from the sale of asset	627,329	—
Capital expenditures	(2,025,367)	(216,557)

Net cash used in investing activities	(1,398,038)	(216,557)

FINANCING ACTIVITIES:
Borrowings under long-term debt	2,000,000	—
Dividends paid	(1,026,000)	(1,026,000)
Principal payments on long-term debt	(5,122,388)	(3,394,222)
Principal payments on short-term debt	(500,000)	(5,800,000)

Net cash used in financing activities	(4,648,388)	(10,220,222)

AVANTAIR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Nine Months Ended March 31, 2012 and 2011

(Unaudited)

	Nine Months Ended March 31,
	2012	2011
Net increase (decrease) in cash and cash equivalents	$1,502,547	$(5,488,432)
Cash and cash equivalents, beginning of the period	5,643,305	9,446,619

Cash and cash equivalents, end of the period	$7,145,852	$3,958,187

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$3,376,711	$3,501,015

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING AND INVESTING ACTIVITIES
Accretion of Series A convertible preferred stock	$68,269	$67,607

Dividends payable on Series A convertible preferred stock	$342,000	$342,000

Common shares surrendered in lieu of payroll taxes	$15,233	$25,943

Aircraft purchased under short-term notes payable	$6,100,000	$6,000,000

Conversion of short-term note payable to capital lease	$5,200,000	$—

Flight hour cards issued as partial consideration for repurchase of fractional aircraft shares	$118,750	$310,000

Short-term notes payable repayment upon completion of aircraft delivery rights transfer	$1,300,000	$—

Fractional aircraft shares held for lease transferred to fixed assets	$—	$10,940,036

See Notes to Condensed Consolidated Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – OPERATIONS AND MANAGEMENT’S PLANS

Avantair, Inc. and subsidiaries (the “Company” or “Avantair”) are in the business of providing private aviation services through three primary flight service programs: (i) the sale of fractional ownership interests (Fractional Ownership program): (ii) the lease of fractional interests (Axis Lease program); and (iii) the sale of flight hour cards (Edge Card program and Axis Club Membership program). These services are provided on the Company’s managed aircraft fleet for business and personal use. Avantair’s core strategic focus is providing its customers with the highest level of safety, service and satisfaction. In addition to providing private aviation services, Avantair provides limited fixed based operation (“FBO”) services in Clearwater, FL and Camarillo, CA. Effective December 2011, the Company closed its limited FBO services in Caldwell, NJ. The Company also leases a facility in Dallas, Texas, which is used to perform maintenance on the Company’s aircraft.

As of March 31, 2012, Avantair operated 57 aircraft within its fleet, which is comprised of 45 aircraft for fractional ownership, 6 company-owned core aircraft and 6 leased and company-managed aircraft.

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the successful recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. As of March 31, 2012, the Company’s recurring losses resulted in a working capital deficit of approximately $69.4 million and a stockholders’ deficit of approximately $48.0 million. The Company’s primary sources of operating funds are the collection of management and maintenance fees from fractional share owners and Axis Lease program lessees, as well as the sale of fractional ownership shares and flight hour cards. Revenue for sales by product category can be found in the accompanying condensed consolidated statements of operations for the three and nine months ended March 31, 2012 and 2011, respectively. Sales by product category are as follows:

	Unit Sales for the Three Months Ended		Unit Sales for the Nine Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
New Fractional Ownership program shares sold	6.5	9.0	8.5	18.0
Axis Lease program shares leased	11.5	5.5	54.0	5.5
Axis Club Memberships (1)	—	6.0	1.0	31.0
Flight hour cards	81.0	102.0	271.0	368.0

(1)	Replaced by Axis Lease program in March 2011

Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and Axis Lease program lessees, increase the number of flight hour cards sold and increase total aircraft under management. At March 31, 2012, the Company had 17 new fractional aircraft shares available for sale. In addition to the cost of acquiring aircraft, Avantair’s primary expenses are related to fuel, aircraft repositioning (i.e., moving an aircraft to another location to accommodate customers’ requirements), flight operations and pilot expenses, maintenance, charters, insurance and selling, general and administrative expenses. To finance its growth strategy, the Company will continue to actively pursue additional funds through equity financing, including the sale of additional shares of common and preferred stock, asset sales, promotional sales incentives, cash receipts associated with accelerated payments of management and maintenance fees, debt financing or refinancing, or any combination thereof. At March 31, 2012 and June 30, 2011, Avantair had assets of approximately $98.9 million and $110.9 million, respectively. For the three and nine months ended March 31, 2012, the Company had revenue of approximately $40.1 million and $116.6 million, respectively. The Company had net losses of $0.7 million and $3.3 million for the three and nine months ended March 31, 2012, respectively. Avantair has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability and positive cash flows. At March 31, 2012, the Company had approximately $7.1 million of cash on hand. Based on improving sales, expenses remaining at or below the current level, together with continued facilitation of the measures to finance the Company’s strategy as described above, the Company believes that its cash position can be sufficient to continue operations for at least the next twelve months.

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

In January 2011, the Company changed its estimate for the depreciable life of its core aircraft to 20 years from an original seven year life. This change in estimate was based upon an evaluation of the aircrafts’ actual service life. This change in estimate was adopted prospectively and resulted in a $0.5 and $1.5 million reduction in depreciation expense recognized during the three and nine months ended March 31, 2012, respectively.

Cash-restricted

Restricted cash includes cash whereby the Company’s ability to use the funds at any time is contractually limited or is generally designated for specific purposes arising out of certain contractual or other obligations. The Company agreed to restrict approximately $2.2 and $2.4 million in cash at March 31, 2012 and June 30, 2011, respectively, to secure letters of credit related to deposits for leases, provide security for credit card charge backs and to secure fuel purchases. Management believes that these amounts will be restricted for at least one year and, accordingly, has classified such cash as non-current.

Revenue Recognition

Avantair is engaged in the sale, lease and management of fractional ownership interests of professionally piloted aircraft for personal and business use and access to its aircraft fleet through either 15 or 25 hour flight hour cards. In the case of fractional ownership sales, the aircraft ownership interests are generally sold in one-sixteenth shares or multiples thereof. The purchase agreement grants the customer an undivided interest in a specified aircraft. When a customer purchases a fractional share or enters into a lease of a fractional share through the Company’s Axis Lease program (introduced in February 2011), they are also required to enter into a management and maintenance agreement which grants the customer the right to the use of the aircraft for a specified number of hours each year. Under the terms of the management and maintenance agreement, the Company agrees to manage, operate and maintain the aircraft on behalf of the customer in exchange for a fixed monthly fee.

Fractional Aircraft Shares Sold and Lease Revenue

Fractional aircraft shares sold and lease revenue includes revenue from fractional aircraft shares sold and fractional lease revenue from the Company’s Axis Lease program.

Revenue from the sale of fractional aircraft shares sold before July 1, 2010 was deferred at the time of sale and is recognized ratably over the term of the related management and maintenance agreement in accordance with Accounting Standards Codification (“ASC”) 605-25 “Multiple-Element Arrangements” (“ASC 605-25”). Revenue from the sale of fractional shares sold after June 30, 2010 are recognized at the time of sale upon adoption of Accounting Standards Update 2009-13 “Multiple-Deliverable Revenue Arrangements”, which updates ASC 605-25. Seven and one-half fractional aircraft shares were sold during the nine months ended March 31, 2012 requiring recognition under this guidance.

During fiscal year 2011, the Company initiated a promotion that offered the sale of select fractional shares which provided a repurchase guarantee at the expiration of the related seven year management and maintenance agreements. The guarantee may be exercised at the customers’ option for a determined percent of the original purchase price. The Company discontinued this residual guarantee program in October 2011, but prior to this date, the Company sold one share during fiscal year 2012. Sales through this promotion have been accounted for as operating leases in accordance with ASC 840 “Leases” and the related revenue earned (less the guaranteed residual value) is recognized ratably over the term of the management and maintenance agreement. At March 31, 2012, guarantees under this program totaled approximately $4.8 million and are included in deferred revenue related to fractional aircraft share sales.

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

Management and Maintenance Agreements

Revenue earned in connection with the management and maintenance agreements with fractional share owners is recognized monthly over the term of the agreement. If a fractional share owner prepays its management and maintenance fee for a period of one year or longer, the prepayment is recorded as unearned revenue and amortized into revenue on a monthly basis.

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

Axis Club Membership revenue. In February 2009, the Company initiated the Axis Club Membership program. The Axis Club Membership program offered customers access to blocks of flight time at a discount from standard flight hour card rates for a set, three year membership fee. The program required that Axis Club members purchase a minimum of three 25 hour blocks of flight hour cards over the three year membership term. Axis Club Membership fees were paid in advance, deferred and recognized over the three year membership term. Payment for flight hour cards sold through the Axis Club Membership program were collected from members in advance of access to the aircraft fleet, deferred and recognized as revenue on an incremental basis over the three year membership term. The Axis Club Membership program was replaced by the Axis Lease program effective March 2011.

Other Revenue

Other revenue is comprised primarily of revenue from demonstration flights, the sale of previously owned fractional aircraft shares and related remarketing fees, and revenue from the sale of fuel and rental of hangar space at the Company’s FBO facilities. Demonstration revenue is earned as the Company charges prospective customers on an hourly basis for each hour the prospective customers are flown to demonstrate the quality and capabilities of the aircraft. The Company recognizes revenue related to these demonstration flights when the flight is completed. Revenue from the sale of previously owned fractional aircraft shares are recorded similar to the sale of new fractional aircraft shares. Remarketing fees are recognized upon the sale of third party used aircraft shares. FBO related revenue from fuel sales and hangar rentals are recorded when goods are delivered or services are rendered.

Referral Incentive Hours

The Company accounts for the additional hours granted to owners under the referral incentive program by expensing costs as they are incurred. Such costs have not been material to date.

Aircraft Costs Related To Fractional Aircraft Shares Sold

Aircraft costs relating to the sale of fractional aircraft shares sold before July 1, 2010 were deferred at the time of sale and are recognized ratably over the term of the related management and maintenance agreement in accordance ASC 605-25. Aircraft costs relating to the sale of fractional shares sold after June 30, 2010 are recognized at the time of sale upon adoption of Accounting Standards Update 2009-13 “Multiple-Deliverable Revenue Arrangements”, which updates ASC 605-25. Seven and a half fractional aircraft shares were sold during the nine months ended March 31, 2012 requiring recognition under this guidance.

During fiscal year 2011, the Company initiated a promotion that offered the sale of select fractional shares which provided a repurchase guarantee at the expiration of the related seven year management and maintenance agreements. The guarantee may be exercised at the customers’ option for a determined percent of the original purchase price. The Company discontinued this residual guarantee program in October 2011, but prior to this date, the Company sold one share during fiscal year 2012. Sales through this promotion have been accounted for as operating leases in accordance with ASC 840 “Leases” and the related costs were capitalized to property, plant and equipment and depreciated over the 20 year useful life of the aircraft.

Maintenance Expense Policy

The Company uses the direct expense method of accounting for non-refurbishment aircraft maintenance. Engine maintenance was performed by third parties under contract which transferred risk through July 2011, and related costs were expensed as incurred. Airframe maintenance is performed in-house and related costs are expensed as incurred. Refurbishments of the Company’s core aircraft, which extend the life of that aircraft, are capitalized and depreciated over its estimated useful life.

Prepaid Pilot Training

The costs related to the training of pilots as required by Federal Aeronautic Regulations are capitalized and amortized over the twelve month period following completion of training and certification.

Property, Plant and Equipment

In January 2012, the Company sold one of its aircraft, a Piper Meridian, for a purchase price of $672,000 less repair costs required in connection with the sale of approximately $48,000. As the aircraft was fully depreciated, the sale resulted as a gain of approximately $624,000, which is recorded in gain on sale of asset in the accompanying condensed consolidated statement of operations.

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

A valuation allowance is established to reduce deferred tax assets to the amounts expected to be realized. The Company calculated an annual effective tax rate to determine the interim period income tax provisions; however, no tax liability was accrued for the three and nine months ended March 31, 2012, as the Company expects to have sufficient operating loss and tax credit carryforwards to cover any taxable income.

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

Stock-Based Compensation

The Company has one stock-based compensation plan, the 2006 Long Term Incentive Plan, which the Company’s shareholders approved (as amended, the “Plan”) to provide awards to employees, certain non-employees and non-employee directors. Stock-based awards under the Plan may consist of common stock, common stock units, stock options, stock-settled stock appreciation rights, restricted stock and other stock-based awards. The Board approved an amendment to the Plan on February 2, 2012 to allow for the grant of deferred shares to non-employee directors of the Company. The Company issues common stock to satisfy stock option exercises or vesting of stock awards.

The Company accounts for stock-based compensation to employees and directors in accordance with ASC 718 “Compensation-Stock Compensation” (“ASC 718”), which requires the recognition of compensation expense for employee stock options and other share-based payments. Under ASC 718, the Company recognizes in its condensed consolidated statements of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. Compensation expense for equity-based awards is recognized over the requisite service period, usually the vesting period, on a straight-line basis, while compensation expense for liability-based awards (those usually settled in cash rather than stock) is measured at fair-value at each balance sheet date until the award is settled.

Stock-based compensation expense related to the Plan, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations, was $178,876 and $533,531 for the three and nine months ended March 31, 2012 and was $82,447 and $272,327 for the three and nine months ended March 31, 2011, respectively. There were no related income tax benefits recognized in the accompanying condensed consolidated statements of operations for the three and nine months ended March 31, 2012 or for the comparable 2011 periods. As of March 31, 2012, the Company had 241,426 shares of restricted stock and 1,376,100 stock options outstanding.

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with ASC 815 “Derivatives and Hedging” (“ASC 815”), which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts. The Company also considers ASC 815, which provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under ASC 815. The Company evaluates the conversion feature embedded in its Series A Convertible Preferred Stock based on the criteria of ASC 815 to determine whether the conversion feature would be required to be bifurcated from the Preferred Stock and accounted for separately as a derivative. Based on management’s evaluation, the embedded conversion feature did not require bifurcation and derivative accounting as of March 31, 2012.

Goodwill and Long-lived Assets

The Company accounts for goodwill and other intangible assets under ASC 350 "Intangibles – Goodwill and Other" (“ASC 350”). ASC 350 eliminates the amortization of goodwill and certain other intangible assets and requires an evaluation of impairment by assessing qualitative factors, and if necessary, applying a fair-value based test. The goodwill impairment test requires qualitative analysis to determine whether is it more likely than not that the fair value of a reporting unit is less than the carrying amount, including goodwill. An indication of impairment through analysis of these qualitative factors initiates a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company’s reporting units based on discounted cash flow models using revenue and profit forecasts and comparing the estimated fair values with the carrying values of the Company’s reporting units which include the goodwill. If the estimated fair values are less than the carrying values, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of the Company’s “implied fair value” requires the Company to allocate the estimated fair value to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value.

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

During the three and nine months ended March 31, 2012, the Company has elected not to use the fair value option permitted under ASC 820 for any of its financial assets and financial liabilities that are not already recorded at fair value.

Loss Per Share

Basic and diluted loss per share applicable to common stock attributable to common stockholders is computed using the weighted average number of common shares outstanding during the period. Shares used in calculating basic and diluted loss per share exclude common stock equivalents for warrants, stock-based compensation and Series A Convertible Preferred Stock, as these common stock equivalents are anti-dilutive. In future periods, if the Company reports net income attributable to common stockholders and the common stock equivalents for our warrants, stock-based compensation and Series A Convertible Preferred Stock are dilutive, the common stock equivalents will be included in the weighted average shares computation and dividends related to our Series A Convertible Preferred Stock will be added back to net income attributable to common stockholders to calculate diluted earnings per share.

For each of the three and nine months ended March 31, 2012, a total of 8,680,890 share-equivalents of potentially dilutive securities were excluded from the calculation of diluted earnings per share. These securities were comprised of 2,373,620 warrants issued to Lorne Weil in conjunction with the LW Air transactions; 437,887 warrants outstanding as of March 31, 2012 issued to EarlyBirdCapital (“EBC”), in consideration for services rendered as placement agent for the Company’s June, September and October 2009 private placements; 1,376,100 options to purchase shares of common stock which were outstanding during the periods but were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive as calculated under the treasury method promulgated by ASC 260 “Earnings Per Share” (“ASC 260”); and 4,251,857 shares of common stock reserved for issuance upon the conversion of the outstanding Series A Convertible Preferred Shares. In accordance with ASC 260’s contingently issuable shares provision, 241,426 shares of unvested common stock awards (“restricted stock”) granted were not included in the calculation because all the necessary conditions for vesting had not been satisfied.

For the three and nine months ended March 31, 2011, a total of 8,254,089 share-equivalents of potentially dilutive securities were excluded from the calculation of diluted earnings per common share. These securities were comprised of 2,373,620 warrants issued to Lorne Weil in conjunction with the LW Air transactions; 437,887 warrants issued to EarlyBirdCapital (“EBC”) in consideration for services rendered as placement agent for the Company’s June, September and October 2009 private placements; 951,100 options to purchase shares of common stock were outstanding during the periods but were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive as calculated under the treasury method promulgated by ASC 260 “Earnings Per Share;” and 4,251,857 shares of common stock reserved for issuance upon the conversion of the outstanding Series A Preferred Shares. In accordance with ASC 260’s contingently issuable shares provision, 239,625 shares of restricted stock granted were not included in the calculation because all the necessary conditions for vesting had not been satisfied.

Comprehensive Income

The Company adheres to the provisions of ASC 220, “Comprehensive Income” (“ASC 220”). This pronouncement establishes standards for reporting and display of comprehensive income or loss and its components (revenues, expenses, gains and losses). The pronouncement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be classified by their nature. Furthermore, the Company is required to display the accumulated balances of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the three and nine months ended March 31, 2012 and 2011, there were no items that gave rise to other comprehensive income (loss) and net loss equaled comprehensive loss.

Reclassifications

Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no effect on the Company’s net income or financial position as previously reported.

Recently Issued Pronouncements

In September 2011, the Financial Accounting Standards Board released Accounting Standards Update No 2011-08, “Intangibles – Goodwill and Other “(Topic 350) (“ASU 2011-08”). This update allows companies to waive comparing the fair value of a reporting unit to its carrying amount in assessing the recoverability of goodwill if, based on qualitative factors, it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. This standard allows for early adoption, and as a result, the Company has chosen to adopt ASU 2011-08 for the fiscal year ending June 30, 2012. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company conducts a major part of its operations from leased facilities, which include airplane hangars and administrative offices. The 15 year hangar lease in Clearwater, Florida, which began in April 2006, is classified as an operating lease and was amended in September 2011 under Amendment Number 1 to the Hangar Lease Agreement (“Amendment Number 1”). In accordance with Amendment Number 1, the Company renegotiated its Clearwater, Florida lease to reduce its ongoing rent expense and fuel flow fees. Under terms of Amendment Number 1, the initial lease term was extended by five months and expires in September 2021. In December 2011, the Company terminated its Caldwell, New Jersey lease and ceased its limited FBO operations at that facility. Simultaneously, the Company agreed to maintain a portion of an aircraft hangar in Caldwell, NJ for $2,000 per month. This hanger lease, which is classified as an operating lease, expires in October 2018 and includes a 90 day mutual termination clause. The Company also has a 15 year lease for its FBO and maintenance operations in Camarillo, California expiring in 2021 which is classified as an operating lease. The Company is in ongoing negotiations with its California landlord and third parties regarding reducing its obligations under the lease. There can be no assurance that the Company will be successful in amending the terms of the existing lease agreement in California. In January 2011, the Company entered into a 3 year operating lease agreement for a facility in Dallas, Texas, which is used to perform maintenance on the Company’s aircraft.

During the second quarter of fiscal year 2010, the Company, in arms-length transactions, transferred its rights to purchase four Piaggio Avanti II aircraft to LW Air pursuant to the existing aircraft purchase agreement between the Company and Piaggio America, Inc. LW Air is controlled by Lorne Weil, a director of the Company. Simultaneous with each of these transactions, the Company entered into an eight-year management agreement for each aircraft. Pursuant to each agreement between the parties, the Company manages the aircraft by arranging, on behalf of the owner, short-term leases for use of the aircraft at a specified dry lease rate per flight hour. In each agreement, the Company guaranteed to the owner monthly cash proceeds out of rental income and/or advances against future rental income equal to $80,000, and the Company is entitled to retain as a management fee all rental income in excess of the amounts payable to the owner, up to a maximum of $56,500 per month. Because the Company did not begin to fully lease the aircraft in the fractional program for several months, the Company did not make approximately $760,000 in payments to the owner. Accordingly, effective July 1, 2010, the terms of each management agreement were amended to reduce the maximum management fee the Company was entitled to retain to $44,000 per month for each aircraft for the eight months ended February 28, 2011, after which the maximum management fee charged continued to be $56,500 per month for each aircraft. Because management fees under each agreement may be earned only on average rental hours up to 100 hours per month, it is anticipated that actual management fees under each agreement will not exceed $25,000 per month. The Company is also required to pay the owner additional amounts if usage of the aircraft exceeds 1,200 hours per year at a specified rate per flight hour. The Company accrued $375,000 for services rendered by a third party in connection with these transactions. The fee is being amortized to aircraft lease expense over the term of the agreements. The Company accounts for the management agreements as operating leases.

Effective December 2010, the Company entered into an aircraft rental agreement with a third party to lease a Pilatus aircraft to be used in the Company’s maintenance operations. Pursuant to this agreement, the Company is obligated to pay $12,961 per month for three years, which provides 300 flight hours per year to the Company. The Company accounts for this agreement as an operating lease.

During July 2011, the Company entered into an aircraft lease agreement with three third parties for the Company to lease a Piaggio Avanti II aircraft. Pursuant to the Aircraft Lease Agreement, the Company is obligated to pay a total of $50,000 per month for ten years, which provides 1,300 flight hours per year to the Company. In addition, the Company is obligated to provide the lessors a total of 125 flight hours per year during the term of the agreement. The Company accounts for this agreement as an operating lease.

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

Effective March 2012, the Company entered into an aircraft rental agreement with a third party to lease another Pilatus aircraft to be used in the Company’s maintenance operations. Pursuant to this agreement, the Company is obligated to pay $22,000 per month for one year, which provides 500 flight hours to the Company over the one year term. The Company accounts for this agreement as an operating lease.

In addition, the Company leases transportation equipment and data processing equipment under operating leases with most having three year terms.

Purchase Commitments

As of March 31, 2012, Avantair had contractual commitments to purchase 48 additional Piaggio Avanti II aircraft through 2013 with a mutual understanding that the aircraft delivery dates can be extended. The total commitment, if exercised during the period, including a proposed price escalation, is valued at approximately $305.1 million.

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

Financing Commitments- Short-term

Short-term debt consists of the following as of March 31, 2012:

Midsouth Services, Inc	$12,000,000

Short-term debt	$12,000,000

In April 2009, Avantair entered into two Floor Plan Agreements with Midsouth Services, Inc. (“Midsouth”) to replace Midsouth’s existing Floor Plan Agreements dated July 31, 2008. The new Floor Plan Agreements extended credit to Avantair in an increased amount of $11.6 million to be used towards the purchase of new Piaggio P-180 aircraft. The Floor Plan Agreements covered an amount not to exceed $5.8 million for a term of twelve months. The Company has the sole option to terminate one of the Floor Plan Agreements during the term with ninety days written notice. The Company agreed to pay Midsouth a monthly fee of $82,500 for the first Floor Plan Agreement and $75,000 for a second Floor Plan Agreement. During December 2010, the Company repaid the first Floor Plan Agreement in the amount of $5.8 million and during September 2011, the Company converted the second Floor Plan Agreement in the amount of $5.2 million into a Capital Lease, see Capital Lease Transactions in the paragraphs following.

In March 2011, the Company negotiated financing terms pursuant to a Floor Plan Financing Agreement with Midsouth which shall be used towards the purchase of new Piaggio P-180 aircraft for resale in the fractional program. The March 2011 agreement is similar to the previous arrangements between Midsouth and Avantair in that Midsouth agreed to extend credit to Avantair for the purchase of fractional aircraft for a term of the later of: (1) twelve months or (2) until the date on which the net purchase price for the aircraft financed pursuant to the Floor Plan Agreement is paid. The Company has agreed to pay Midsouth a monthly fee of $65,000 following the commencement of the term pursuant to the Floor Plan Agreement. The aircraft purchase agreement related to the aircraft currently financed pursuant to the Floor Plan Financing Agreement which was modified by the Company recently, requires the Company to purchase the aircraft from the lender on or before July 10, 2012. As of March 31, 2012, borrowings outstanding under the Floor Plan Agreement totaled $6.0 million.

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

In September 2011, the Company took delivery of one new Piaggio Avanti P-180 aircraft, for resale in the Fractional Ownership program, financed through a Floor Plan Financing Agreement with Midsouth. The financing agreement is similar to the previous arrangements between Midsouth and Avantair with a term of the later of: (1) fifteen months or (2) until the date on which the net purchase price for the aircraft financed pursuant to the Floor Plan Agreement is paid. The Company agreed to pay Midsouth a monthly fee of $72,500 following the commencement of the term pursuant to the Floor Plan Agreement. The aircraft purchase agreement related to the aircraft currently financed pursuant to the Floor Plan Financing Agreement requires the Company to purchase it from the lender on or before December 31, 2012. As of March 31, 2012, borrowings outstanding under the Floor Plan Agreement totaled $6.0 million.

Financing Commitments – Long-term

Long-term debt consists of the following as of March 31, 2012:

Midsouth Services, Inc.	$16,385,218
Iberia Bank	1,417,492

17,802,710
Less current portion	(5,403,857)

Long-term debt	$12,398,853

Capital Lease Transactions

Midsouth Services, Inc.

The Company has five separate lease agreements with Midsouth as of March 31, 2012.

In July 2006, the Company entered into a lease agreement, pursuant to which Midsouth leased a core aircraft to the Company. The original lease agreement was accounted for as an operating lease. In April 2009, the Company amended the original lease agreement, pursuant to which the Company was required to pay $74,900 per month, at 11.0% interest per annum until August 2011, the expiration of the amended lease agreement. In addition, the Company agreed to purchase the leased aircraft for approximately $3.0 million from Midsouth within sixty days following the expiration of the amended lease agreement. In August 2011, the Company entered into a second amendment to the aircraft lease agreement to extend the lease term for five years, and decrease monthly payments to $62,500. Upon expiration of the five year term, the Company may purchase, at its sole discretion, the aircraft at a purchase price of approximately $0.3 million. The second amendment to the aircraft lease agreement was evaluated in accordance with ASC 470 “Debt” (“ASC 470”). Based on the Company’s evaluation, the debt transaction did not meet specified criteria causing the transaction to be recorded in accordance with “Debt Modification and Extinguishment” guidance within ASC 470. The obligation outstanding at March 31, 2012 totaled approximately $2.7 million.

On October 10, 2007, Avantair acquired a Piaggio P-180 under a capital lease obligation with Midsouth. Under the lease agreement, Midsouth provided funding for the $4.7 million purchase of a pre-owned Piaggio P-180 aircraft and holds title to the aircraft. Midsouth leases the aircraft exclusively to Avantair on a five year lease at 15.0% interest per annum. The monthly lease payments for the term of the lease are $89,000. At the end of the five year lease, Avantair shall purchase the aircraft from Midsouth at the guaranteed residual value in the amount of approximately $2.3 million. Avantair also has the option to purchase the aircraft anytime during the lease term at the then current guaranteed residual value as set forth on the amortization schedule without penalty. The obligation outstanding at March 31, 2012 totaled approximately $2.8 million.

In April 2009, the Company entered into a lease agreement, pursuant to which Midsouth leases a Piaggio P-180 aircraft to the Company for a ten year lease term at $75,000 per month, at 15.0% interest per annum, plus taxes if applicable. The Company is required to provide Midsouth with 100 hours of flight time per year during the lease term. Hours have been accounted for at their fair value and are liquidated as hours are flown. Midsouth has the sole option to terminate the lease at the end of the fifth year of the lease term and require the Company to purchase the leased aircraft for approximately $3.8 million within ninety days of that date. If this option is not exercised by Midsouth, the lease will continue for the remaining five years of the lease term and, at the end of the ten year lease, the Company will be required to purchase the aircraft from Midsouth for $0.3 million. The obligation outstanding at March 31, 2012 totaled approximately $4.4 million.

In September 2011, simultaneous with the termination of the Floor Plan Finance Renewal Agreement and Renewal Guaranteed Aircraft Purchase Agreement for a Piaggio P-180 aircraft, the Company entered into a Lease Agreement, pursuant to which Midsouth leases a Piaggio P-180 aircraft to the Company for a five year lease term at $75,000 per month, at 15.0% interest per annum, plus taxes if applicable. Following the expiration of the term of the Lease Agreement, the Company has agreed to purchase the leased aircraft for approximately $3.4 million from Midsouth. The termination of the Floor Plan Financing Agreement and subsequent entrance into the Lease Agreement was evaluated in accordance with ASC 470 “Debt” (“ASC 470”). Based on the Company’s evaluation, the debt transaction met the specified criteria causing the transaction to be recorded in accordance with “Debt Modification and Extinguishment” guidance within ASC 470. In September 2011, in accordance with ASC 470, the Company recognized a gain on debt extinguishment of $438,621, which is included in the accompanying condensed consolidated statements of operations. The Company will account for the lease as a capital lease in the accompanying condensed consolidated balance sheets. The obligation outstanding at March 31, 2012 totaled approximately $4.6 million.

In October 2011, the Company entered into a five year lease agreement with Midsouth for $2.0 million, related to one used aircraft previously financed through a Wells Fargo promissory note. The Company will make principal payments ranging from $24,000 to $29,500 plus interest of 13% per annum. Following the expiration of the term of the lease agreement, the Company has agreed to purchase the leased aircraft for approximately $0.4 million from Midsouth. The obligation outstanding at March 31, 2012 totaled approximately $1.9 million.

The capital lease obligations are included in long-term debt in the accompanying condensed consolidated balance sheets.

Wells Fargo Equipment Finance, Inc.

In February 2005, the Company entered into financing arrangements for the purchase of two aircraft under two notes payable with Wells Fargo Equipment Finance, Inc. The notes were payable in monthly installments ranging from $10,644 to $38,480 with interest ranging from 5.96% to 6.12% per annum, through 2012. The notes were collateralized by both aircraft. In January 2012, in connection with the sale of one of the collateralized aircraft discussed in the Property, Plant and Equipment section in Note 2, the Company paid off one promissory note in the amount of approximately $790,000. In March 2012, the Company repaid the remaining promissory note in the amount of approximately $1.2 million. Accordingly, as of March 31, 2012, there were no obligations outstanding under these financing arrangements.

Iberia Bank

In August 2007, the Company and Iberia Bank, formerly Century Bank F.S.B., executed a $2.2 million note agreement for the purchase of one aircraft. The note is payable in monthly installments of $27,175 with interest of 8.25% per annum, through August 3, 2012. The note is collateralized by the aircraft. The obligation outstanding at March 31, 2012 totaled approximately $1.4 million.

Wells Fargo

On October 31, 2007, the Company and Wells Fargo entered into a financing arrangement for the purchase of one used aircraft at a total purchase price of approximately $4.5 million (inclusive of the value of a flight hour card of 100 hours). Financing was obtained from Wells Fargo through a note payable of $3.9 million. This note was to be repaid monthly over 7 years at an interest rate of the LIBOR rate plus 4.0%. In October 2011, the Company repaid the promissory note in the amount of $1.4 million.

Other Contingencies

Aircraft Incident

In November 2011, one of the Company’s fractionally owned aircraft was involved in an incident (Aircraft Incident), following which the aircraft was declared a total loss by the Company’s insurer. Only minor injuries were sustained by the passengers and crew. The Company was required to maintain insurance on the aircraft that covered its replacement value, which is estimated to be $4.8 million. During December 2011, the Company received $6.5 million of insurance proceeds which was recorded as accrued liabilities as of December 31, 2011. The additional insurance proceeds are a result of the Company insuring its aircraft in excess of the replacement value to reimburse the Company for expenses associated with a reduction in available aircraft in its fleet, including, but not limited to, costs incurred for chartered flights, repositioning aircraft to accommodate customers’ requirements, and maintenance costs associated with higher flight hours on the remaining fleet. These proceeds offset similar expenses for the quarter ended March 31, 2012, and are expected to offset similar expenses in the upcoming quarters. The fractional ownership documents permit the Company to replace the aircraft on behalf of the fractional owners with another aircraft that is substantially similar and has a market value approximately equal to or greater than the market value of the 2007 Piaggio P-180. As of March 31, 2012, the Company purchased the fractional owners’ interest in the aircraft, and simultaneously, the fractional owners of the 2007 Piaggio P-180 entered into new fractional ownership documents for a substantially similar replacement aircraft interest. Additionally, the Company paid a total of approximately $3.3 million and transferred 11.0 fractional shares in connection with this incident during the three months ended March 31, 2012. The Company expects to pay approximately $1.5 million for the remaining 5.0 fractional shares during the three months ended June 30, 2012 to facilitate the remaining transactions associated with this incident.

Employee Termination and Other Costs

During the quarter ended March 31, 2012, the Company developed and implemented plans to improve sales performance and deliver efficiencies within the finance department. These plans were evaluated and recorded in accordance with ASC 420 “Exit or Disposal Cost Obligations” (“ASC 420”). In connection with the changes in the sales and finance departments, the Company incurred various costs and obligations, including severance payouts to employees and other related charges. The Company expects total costs associated with these activities to be approximately $1.0 million. For the three and nine months ended March 31, 2012, the Company recognized approximately $0.9 million in the accompanying condensed consolidated statements of operations as employee termination and other costs, which is included in operating expense. The Company expects to complete these changes during the three months ended June 30, 2012, at which time the remaining $0.1 million will be recognized. As of March 31, 2012, the Company accrued approximately $0.4 million of unpaid employee termination and other expense as accrued liabilities in the accompanying condensed consolidated balance sheets.

NOTE 4 – EQUITY TRANSACTIONS

As of March 31, 2012, the Company had 26,489,603 shares of its common stock outstanding and 1,540,733 shares of common stock available for future issuance under the Company’s 2006 Long-Term Incentive Plan. As of March 31, 2012, the Company had 152,000 shares of Series A Preferred Stock outstanding. The Company has 4,251,857 shares of common stock reserved on its books and records for issuance upon the conversion of the outstanding Series A Preferred Shares. As a result of the sales of shares consummated on June 30, September 25, and October 16, 2009, the conversion price of the Series A Preferred Shares was reduced from $5.15 to $3.57.

By recommendation of the Compensation Committee and approval by the Board of Directors, and in accordance with an Employment Agreement executed July 14, 2011, the Company granted equity compensation to Stephen Wagman, Executive Vice President and Chief Financial Officer, pursuant to the Company’s Amended and Restated 2006 Long-Term Incentive Plan, as follows:

•

30,000 shares of restricted stock, subject to a three (3) year vesting period, with one-third of the shares vesting upon each of the first three anniversaries of the date of the Employment Agreement, subject to Mr. Wagman’s continued employment with the Company on each vesting date; and

•

425,000 stock options, exercisable at $2.25 per share, subject to a three (3) year vesting period, with one-third of the stock options vesting upon each of the first three anniversaries of the date of the Employment Agreement, subject to Mr. Wagman’s continued employment with the Company on each vesting date and the Company achieving certain financial target goals; provided, however, in the event that less than 100% of the financial target goals are met for each fiscal year during the term of the Employment Agreement, but at least 80% of the goals for such fiscal year are achieved, only one-sixth of the stock options shall vest in lieu of the one-third and the remaining one-sixth shall be forfeited but may be eligible for re-vesting in the event of any renewals of the Employment Agreement.

In February 2012, the Company granted deferred equity compensation to each of its seven Non-Employee Directors, pursuant to the Amended and Restated 2006 Long-Term Incentive Plan, as follows:

•

20,000 deferred shares which shall convert into shares of the Company’s common stock on a one-for-one basis upon the earliest of (i) the date of the Non-Employee Director’s cessation of service with the Company, or (ii) the date of a change in control of the Company or 20,000 shares of restricted stock, which shares shall be nontransferable until the earlier of the date of the Non-Employee Director’s cessation of service with the Company or the date of change in control of the Company.

NOTE 5 – SUBSEQUENT EVENTS

In May 2012, the Company entered into a two year lease agreement with Midsouth for $1.2 million, related to one used aircraft previously financed through a Wells Fargo Equipment Finance, Inc. promissory note. The Company will make monthly lease payments to Midsouth in the amount of $55,000, which includes variable interest of 9.9% per annum (based on 4.9% over a floor of 5% prime rate). Following the expiration of the agreement, the Company will receive title to the aircraft. The Company will account for this agreement as a capital lease.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Avantair, Inc. and subsidiaries (the “Company” or “Avantair”) are in the business of providing private aviation services through three primary flight service programs: (i) the sale of fractional ownership interests (Fractional Ownership program): (ii) the lease of fractional interests (Axis Lease program); and (iii) the sale of flight hour cards (Edge Card program and Axis Club Membership program). These services are provided on the Company’s managed aircraft fleet for business and personal use. Avantair’s core strategic focus is providing its customers with the highest level of safety, service and satisfaction. In addition to providing private aviation services, Avantair provides limited fixed based operation (“FBO”) services in Clearwater, FL and Camarillo, CA. Effective December 2011, the Company closed its limited FBO services in Caldwell, NJ. The Company also leases a facility in Dallas, Texas, which is used to perform maintenance on the Company’s aircraft.

As of March 31, 2012, Avantair operated 57 aircraft within its fleet, which is comprised of 45 aircraft for fractional ownership, 6 company-owned core aircraft and 6 leased and company-managed aircraft.

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

Avantair’s Axis Club Membership program, which was replaced by the Axis Lease program effective March 2011, offered access to blocks of flight hours for a three year membership fee of $75,000. The program required Axis Club members to purchase a minimum of three 25 hour flight hour cards over a three year period. The program also allows for the conversion of club membership into fractional ownership. Members are not charged a management and maintenance fee until they are fractional owners.

Avantair presently sources all of its aircraft from a single manufacturer, Piaggio America, Inc. (“Piaggio”). As of March 31, 2012, Avantair had contractual commitments to purchase 48 additional Piaggio Avanti II aircraft through 2013 with a mutual understanding that the aircraft delivery dates can be extended. The total commitment, if exercised during the period, including a proposed price escalation, is valued at approximately $305.1 million. Avantair believes that the pricing structure afforded by utilizing the Piaggio Avanti aircraft allows Avantair to attract a customer desiring quality at a lower price point than its competitors. Offering the cabin cross section of a mid-size aircraft and the fuel efficiency of a turboprop, along with no hourly fees, allows Avantair to lower the cost of private air travel for a broader range of individuals and businesses.

The Company’s primary sources of operating funds are the collection of management and maintenance fees from Fractional Ownership program owners and Axis Lease program lessees, as well as the sale of fractional ownership shares and flight hour cards. Revenue for sales by product category can be found in the accompanying condensed consolidated statements of operations for the three and nine months ended March 31, 2012 and 2011, respectively. Sales by product category are as follows:

	Unit Sales for the Three Months Ended		Unit Sales for the Nine Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
New Fractional Ownership program shares sold	6.5	9.0	8.5	18.0
Axis Lease program shares leased	11.5	5.5	54.0	5.5
Axis Club Memberships (1)	—	6.0	1.0	31.0
Flight hour cards	81.0	102.0	271.0	368.0

(1)	Replaced by Axis Lease program in March 2011

During the first quarter of fiscal year 2012, the Company began the implementation of a series of cost saving initiatives designed to reduce fixed costs. These initiatives, some of which benefited the Company in the most recent quarter, included:

•	a reduction in force involving approximately 25 employees, primarily in the Company’s FBO operations;

•	elimination of the Company’s satellite marketing office and related expenses;

•	renegotiation of the Company’s Florida lease;

•	closure of the Company’s limited FBO operations in New Jersey;

•	organization and personnel changes within the sales and finance departments; and

•	other negotiations with key vendors designed to drive operating and performance efficiencies.

These cost savings initiatives were unrelated to safety of flight operations and staffing in the Company’s pilot, maintenance and owner service departments.

Aircraft Incident

In November 2011, one of the Company’s fractionally owned aircraft was involved in an incident (Aircraft Incident), following which the aircraft was declared a total loss by the Company’s insurer. Only minor injuries were sustained by the passengers and crew. The Company was required to maintain insurance on the aircraft that covered its replacement value, which is estimated to be $4.8 million. During December 2011, the Company received $6.5 million of insurance proceeds which was recorded as accrued liabilities as of December 31, 2011. The additional insurance proceeds are a result of the Company insuring its aircraft in excess of the replacement value to reimburse the Company for expenses associated with a reduction in available aircraft in its fleet, including, but not limited to, costs incurred for chartered flights, repositioning aircraft to accommodate customers’ requirements, and maintenance costs associated with higher flight hours on the remaining fleet. These proceeds offset similar expenses for the quarter ended March 31, 2012, and are expected to offset similar expenses in the upcoming quarters. The fractional ownership documents permit the Company to replace the aircraft on behalf of the fractional owners with another aircraft that is substantially similar and has a market value approximately equal to or greater than the market value of the 2007 Piaggio P-180. As of March 31, 2012, the Company purchased the fractional owners’ interest in the aircraft, and simultaneously, the fractional owners of the 2007 Piaggio P-180 entered into new fractional ownership documents for a substantially similar replacement aircraft interest. Additionally, the Company paid a total of approximately $3.3 million and transferred 11.0 fractional shares in connection with this incident during the three months ended March 31, 2012. The Company expects to pay approximately $1.5 million for the remaining 5.0 fractional shares during the three months ended June 30, 2012 to facilitate the remaining transactions associated with this incident.

Employee Termination and Other Costs

During the quarter ended March 31, 2012, the Company developed and implemented plans to improve sales performance and deliver efficiencies within the finance department. These plans were evaluated and recorded in accordance with ASC 420 “Exit or Disposal Cost Obligations” (“ASC 420”). In connection with the changes in the sales and finance departments, the Company incurred various costs and obligations, including severance payouts to employees and other related charges. The Company expects total costs associated with these activities to be approximately $1.0 million. For the three and nine months ended March 31, 2012, the Company recognized approximately $0.9 million in the accompanying condensed consolidated statements of operations as employee termination and other costs, which is included in operating expense. The Company expects to complete these changes during the three months ended June 30, 2012, at which time the remaining $0.1 million will be recognized. As of March 31, 2012, the Company accrued approximately $0.4 million of unpaid employee termination and other expense as accrued liabilities in the accompanying condensed consolidated balance sheets.

Results of Operations

The following table sets forth key information about our financial results for the three months ended March 31, 2012:

	Three Months Ended March 31,		Change
	2012	2011	$	%
Fractional aircraft shares sold and lease revenue	$8,879,476	$7,729,333	$1,150,143	15%
Management and maintenance fees	21,354,850	18,713,993	$2,640,857	14%
Flight hour card and club membership revenue	7,757,594	8,029,167	$(271,573)	-3%
Other revenue	2,063,298	2,016,100	$47,198	2%

Cost of fractional aircraft shares sold	7,133,247	6,618,110	$515,137	8%
Cost of flight operations	17,607,526	16,328,921	$1,278,605	8%
Cost of fuel	4,550,333	4,112,436	$437,897	11%
General and administrative expenses	7,831,064	7,244,888	$586,176	8%
Selling expenses	1,366,488	1,327,143	$39,345	3%
Depreciation and amortization	990,293	794,941	$195,352	25%
Employee termination and other costs	883,331	—	$883,331	100%
Gain on sale of asset	(624,179)	—	$(624,179)	100%

Interest and other income	33,002	15,763	$17,239	109%
Interest expense	(1,080,255)	(1,034,484)	$45,771	4%

Net loss	(730,138)	(956,567)	$(226,429)	-24%

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

Revenue increased as a result of:

•	a $1.2 million increase in fractional aircraft shares sold and lease revenue primarily due to the following:

•	$2.6 million increase for the sale of six and one-half fractional shares with no residual value guarantee;

•	$0.7 million increase in lease revenue, which resulted from the commencement of the Axis Lease program in February 2011;

•	offset by $2.2 million of lower revenue recognized on fractional shares sold before July 1, 2010, fully amortized prior to March 31, 2012, under ASC 605-25 “Multiple-Element Arrangements;”

•

a $2.6 million increase in management and maintenance fees primarily due to a higher number of lessees paying management and maintenance fees as a result of the commencement of the Axis Lease program in February 2011, together with an increase in the average monthly management fee per share during the three months ended March 31, 2012, compared to the three months ended March 31, 2011; and

•

offset by a $0.3 million decrease in flight hour card and club membership revenue due to a decrease in flight hour card utilization together with lower Axis Club Membership revenue, following this program’s replacement in March 2011.

Operating expenses increased as a result of:

•	a $0.5 million increase in the cost of fractional aircraft shares sold due to the following:

•	$2.5 million increase in costs related to the sale of six and one-half fractional shares with no residual value guarantee;

•	offset by $2.0 million of lower costs recognized on fractional shares sold before July 1, 2010, fully amortized prior to March 31, 2012, under ASC 605-25;

•	a $1.3 million increase in the cost of flight operations due primarily to the following:

•

a $0.9 million increase in pilot expenses due to an increase in payroll, travel, and training costs associated with improving the ratio of pilots to Company aircraft, together with an increasing number of flight hours during the quarter;

•	a $0.3 million increase in maintenance and charter expenses due to an increase in the number of additional aircraft and total flight hours;

•	a $0.4 million increase in fuel expense due to an increase in the cost of fuel, together with an increase in total flight hours;

•

a $0.6 million increase in general and administrative expenses due to an increase of $0.7 million in the cost of used shares sold during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Additionally, there were increases in payroll and health care premiums, which were offset by a decrease in FBO related costs, driven by closing the Company’s New Jersey FBO operations, together with a decrease in professional services and merchant service fees;

•	a $0.2 million increase in depreciation and amortization primarily due to the acquisition of an additional core aircraft subsequent to the three months ended March 31, 2011;

•

a $0.9 million increase in employee termination and other costs due to the Company recognizing costs in accordance with ASC 420 “Exit or Disposal Cost Obligations” (“ASC 420”). See Item 1., Note 3 – Commitments and Contingencies for further discussion. No such costs were recognized during the three months ended March 31, 2011; and

•

offset by the recognition of a gain on sale of asset of $0.6 million during the three months ended March 31, 2012, associated with the sale of one of the Company’s aircraft. See Item 1., Note 2 – Summary of Significant Accounting Policies for further discussion. No such gain was recognized during the three months ended March 31, 2011.

The following table sets forth key information about our financial results for the nine months ended March 31, 2012:

	Nine Months Ended March 31,		Change
	2012	2011	$	%
Fractional aircraft shares sold and lease revenue	$23,548,667	$25,705,734	$(2,157,067)	-8%
Management and maintenance fees	62,621,620	55,946,175	$6,675,445	12%
Flight hour card and club membership revenue	25,520,225	21,443,660	$4,076,565	19%
Other revenue	4,953,385	5,759,678	$(806,293)	-14%

Cost of fractional aircraft shares sold	19,403,825	22,255,800	$(2,851,975)	-13%
Cost of flight operations	52,349,977	51,671,193	$678,784	1%
Cost of fuel	14,220,687	12,648,324	$1,572,363	12%
General and administrative expenses	23,119,515	20,799,106	$2,320,409	11%
Selling expenses	4,817,542	4,553,668	$263,874	6%
Depreciation and amortization	2,953,254	3,313,297	$(360,043)	-11%
Employee termination and other costs	883,331	—	$883,331	100%
Gain on debt extinguishment	(438,621)	—	$(438,621)	100%
Gain on sale of asset	(624,179)	—	$(624,179)	100%

Interest and other income	113,478	49,916	$63,562	127%
Interest expense	(3,376,711)	(3,501,015)	$(124,304)	-4%

Net loss	(3,304,667)	(9,837,240)	$(6,532,573)	-66%

Nine months ended March 31, 2012 compared to the nine months ended March 31, 2011

Revenue increased as a result of:

•

a $6.7 million increase in management and maintenance fees primarily due to a higher number of lessees paying management and maintenance fees as a result of the commencement of the Axis Lease program in February 2011, together with an increase in the average monthly management fee per share during the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011;

•	a $4.1 million increase in flight hour card and Axis Club Membership revenue due to the following:

•	a $3.6 million increase in flight hour card revenue as a direct result of an increase in flight hour card utilization;

•	a $0.4 million increase in Axis Club Membership revenue;

•	offset by a $2.2 million decrease in fractional aircraft shares sold and lease revenue due to the following:

•	$6.9 million of lower revenue recognized on fractional shares sold before July 1, 2010, fully amortized prior to March 31, 2012, under ASC 605-25;

•	offset by a $3.0 million increase for the sale of seven and one-half fractional shares with no residual value guarantee;

•	also offset by a $1.7 million increase in lease revenue, which resulted from the commencement of the Axis Lease program in February 2011; and

•

offset by a $0.8 million decrease in other revenue due primarily to the Company’s decision to limit its FBO operations, including the closure of its New Jersey FBO facility and the resulting impact to fuel and rent revenue.

Operating expenses increased as a result of:

•	a $0.7 million increase in the cost of flight operations due to the following:

•

a $3.0 million increase in pilot expenses due to an increase in payroll, travel, and training costs associated with improving the ratio of pilots to Company aircraft, together with an increasing number of flight hours during the quarter;

•

offset by a $2.3 million decrease in maintenance and charter expenses due to the acceleration of aircraft maintenance during fiscal year 2011 to prepare for peak travel, together with a decrease of $0.3 million in charter expense;

•	a $1.6 million increase in fuel expense due to an increase in the cost of fuel, an increase in total flight hours, and increased holiday fuel incentives during the second quarter of fiscal year 2012;

•	a $2.9 million decrease in the cost of fractional aircraft shares sold primarily due to the following:

•	$5.6 million of lower costs recognized on fractional shares sold before July 1, 2010, fully amortized prior to March 31, 2012, under ASC 605-25;

•	offset by an increase of $2.9 million in costs related to the sale of seven and one-half fractional shares with no residual value guarantee;
•

a $2.3 million increase in general and administrative expenses due to an increase in payroll, health care premiums, stock-based compensation, severance payments during the first six months of fiscal year 2012, together with costs related to the closure of the Company’s New Jersey FBO operations. In addition, the Company incurred an additional $0.8 million in the cost of used shares sold during the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011. These increases were offset by a decrease in FBO related costs;

•

a $0.4 million decrease in depreciation and amortization due primarily to the change in estimated useful lives of the Company’s core aircraft in January 2011 (See Critical Accounting Policies and Estimates). This decrease was partially offset by additional depreciation due to the acquisition of an additional core aircraft subsequent to the nine months ended March 31, 2011;

•

a $0.9 million increase in employee termination and other costs due to the Company recognizing costs in accordance with ASC 420 “Exit or Disposal Cost Obligations” (“ASC 420”). See Item 1., Note 3 – Commitments and Contingencies for further discussion. No such costs were recognized during the nine months ended March 31, 2011;

•

offset by the recognition of a gain on debt extinguishment of $0.4 million during the nine months ended March 31, 2012 in accordance with ASC 470 “Debt” (“ASC 470”) upon entering into a lease agreement for an aircraft that had been previously financed through a short-term note payable. See Item 1., Note 3 – Commitments and Contingencies for further discussion. No such gain was recognized for the nine months ended March 31, 2011; and

•

offset by the recognition of a gain on sale of asset of $0.6 million during the nine months ended March 31, 2012, associated with the sale of one of the Company’s aircraft. See Item 1., Note 2 – Summary of Significant Accounting Policies for further discussion. No such gain was recognized during the nine months ended March 31, 2011.

Liquidity and Capital Resources

Avantair’s primary sources of liquidity have been cash provided by operations, cash raised from its equity offering as Ardent Acquisition Corp., cash provided from its debt facilities, cash raised from the preferred and common stock offerings and other asset- based borrowing. The Company uses its cash primarily to fund losses from operations, to make deposits on aircraft, to fund the purchase and lease of core aircraft and to fund the purchase of aircraft which are to be fractionalized. Cash generated from operations has not been sufficient to provide for all the working capital needed to meet Avantair’s requirements. At March 31, 2012 and June 30, 2011, Avantair had a working capital deficit of approximately $69.4 million and $63.9 million, respectively, and a stockholders’ deficit of approximately $48.0 million and $44.0 million, respectively. As of March 31, 2012, cash and cash equivalents were approximately $7.1 million and total assets were $98.9 million. The cash and cash equivalents balance increased $1.5 million from June 30, 2011 and total assets decreased $12.1 million. The increase in cash and cash equivalents occurred primarily as a result of the following:

•

$7.5 million of net cash provided by operating activities was due to the receipt of $6.5 million of insurance proceeds, in connection with the aircraft incident described above, of which the Company paid $3.3 million. Additionally, the Company generated net cash of $4.3 million from the normal course of operations;

•	$1.4 million of net cash used in investing activities due to capital expenditures of $2 million, offset by proceeds from the sale of one of the Company’s aircraft;

•	$4.6 million of net cash used in financing activities due to short and long-term debt payments of $5.6 million, dividend payments of $1.0 million, offset by long-term borrowing of $2.0 million.

Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and Axis Lease program lessees, increase the number of flight hour cards sold and increase total aircraft under management. At March 31, 2012, the Company had 17 new fractional aircraft shares available for sale. In addition to the cost of acquiring aircraft, Avantair’s primary expenses are related to fuel, aircraft repositioning (i.e., moving an aircraft to another location to accommodate customers’ requirements), flight operations and pilot expenses, maintenance, charters, insurance and selling, general and administrative expenses. To finance its growth strategy, the Company will continue to actively pursue additional funds through equity financing, including the sale of additional shares of common and preferred stock, asset sales, promotional sales incentives, cash receipts associated with accelerated payments of management and maintenance fees, debt financing or refinancing, or any combination thereof. At March 31, 2012 and June 30, 2011, Avantair had assets of approximately $98.9 million and $110.9 million, respectively. For the three and nine months ended March 31, 2012, the Company had revenue of approximately $40.1 million and $116.6 million, respectively. The Company had net losses of $0.7 million and $3.3 million for the three and nine months ended March 31, 2012, respectively. Avantair has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability and positive cash flows. At March 31, 2012, the Company had approximately $7.1 million of cash on hand. Based on improving sales, expenses remaining at or below the current level, together with continued facilitation of the measures to finance the Company’s strategy described above, the Company believes its cash position can be sufficient to continue operations for at least the next twelve months.

Refer to Note 3 to the accompanying condensed consolidated financial statements for a summary of the Company’s financing arrangements.

Off-Balance Sheet Arrangements

At March 31, 2012, the Company did not have any material commercial commitments (except for those noted in Note 3 “Commitments and Contingencies – Purchase Commitments” in the accompanying condensed consolidated financial statements), including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

In January 2011, the Company changed its estimate for the depreciable life of its core aircraft to 20 years from an original seven year life. This change in estimate was based upon an evaluation of the aircrafts’ actual service life. This change in estimate was adopted prospectively and resulted in a $0.5 and $1.5 million reduction in depreciation expense recognized during the three and nine months ended March 31, 2012, respectively.

Refer to Note 2 to the accompanying condensed consolidated financial statements for a summary of the Company’s significant accounting policies.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The information called for by this Item is omitted in reliance upon Item 305(e) of Regulation S-K.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation, it was concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures are effective at a reasonable assurance level and are designed to ensure that the information required to be disclosed in SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control over Financial Reporting

There has been no change to the internal controls over financial reporting during the three months ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

From time to time, the Company is party to various legal proceedings in the normal course of business. It is expected that these claims would be covered by insurance subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. As of March 31, 2012, there were no legal proceedings which the Company would anticipate having a material adverse effect on its financial position, results of operations or cash flows.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 11, 2012

Avantair, Inc.

By:	/s/ Steven Santo
Steven Santo
Chief Executive Officer

By:	/s/ Stephen Wagman
Stephen Wagman
Chief Financial Officer

Exhibit Number	Description

10.1†	Director Compensation Policy

10.2†	Form of Non-Employee Director Restricted Stock Agreement

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350

101*	The following materials from Avantair, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
†	Management contract or compensatory plan or arrangement