Form 10-K
period 2012-06-30
Avantair, Inc
filed 2012-09-28
CIK 1303849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: June 30, 2012

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Units consisting of one share of Common Stock, par value $.0001 per share

Common Stock, $.0001 par value per share

Warrants to purchase shares of Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without determining that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, or the average bid and asked price of the common stock, was $17,538,599.

As of September 28, 2012 the registrant had 26,701,634 shares of Common Stock, $.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders, to be held on November 1, 2012.

EXPLANATORY NOTE

As discussed in Note 16 to the accompanying consolidated financial statements in this Annual Report on Form 10-K, the Company has restated its audited consolidated financial statements and other financial information for the fiscal year ended June 30, 2011, and its unaudited condensed consolidated financial statements for the quarters ended March 31, 2012, December 31, 2011, September 30, 2011, March 31, 2011, December 31, 2010 and September 30, 2010, due to the following errors:

•

Although there is no impact to income (loss) from operations during any periods, billings to program participants for flight activity and other ancillary fees were previously classified as offsets to cost of fuel and cost of flight operations and should have been recognized as revenue based on the Company’s examination of Accounting Standards Codification (“ASC”) 605-45 “Revenue Recognition – Principal Agent Considerations” (“ASC 605-45”). Accordingly, the Company has recorded the billings to program participants to flight activity and other ancillary billing (included in revenue), instead of recording the billings as a reduction of cost of fuel and cost of flight operations. The approximate impact is as follows:

					Year
	Quarter Ended				Ended	Quarter Ended
(in millions)	9/30/2010	12/31/2010	3/31/2011	6/30/2011	6/30/2011	9/30/2011	12/31/2011	3/31/2012
Flight activity and other ancillary billings understated	3.3	3.3	3.8	4.3	14.7	4.8	4.6	5.6
Cost of fuel understated	2.7	2.7	3.1	3.7	12.2	4.0	3.8	4.6
Cost of flight operations understated	0.6	0.6	0.7	0.6	2.5	0.8	0.8	1.0
Income (loss) from operations (no impact)	—	—	—	—	—	—	—	—

•

Fuel expense was understated and prepaid fuel (included in prepaid expenses and other current assets on the consolidated balance sheet) was overstated due to use of incomplete information for credit card fuel purchases and recording accruals for fuel invoices. The approximate impact is as follows:

					Year
	Quarter Ended				Ended	Quarter Ended
(in millions)	9/30/2010	12/31/2010	3/31/2011	6/30/2011	6/30/2011	9/30/2011	12/31/2011	3/31/2012
Cost of fuel understated	0.1	—	0.6	0.8	1.5	0.5	—	—
Prepaid fuel overstated	(0.4)	(0.5)	(1.0)	(1.8)	(1.8)	(2.2)	(2.3)	(2.3)

As of June 30, 2010, prepaid fuel was overstated and accumulated deficit was understated by $0.3 million.

•	Accounts payable and various operating expenses were overstated as a result of certain accruals not being reversed. The approximate impact is as follows:

					Year
	Quarter Ended				Ended	Quarter Ended
(in millions)	9/30/2010	12/31/2010	3/31/2011	6/30/2011	6/30/2011	9/30/2011	12/31/2011	3/31/2012
Accounts payable overstated	(0.2)	(0.3)	(0.3)	(0.5)	(0.5)	(0.7)	(0.8)	(0.8)
Cost of flight operations overstated	—	(0.1)	—	(0.1)	(0.2)	(0.2)	(0.1)	—

As of June 30, 2010, accounts payable was overstated and accumulated deficit was overstated by $0.2 million.

•

Property and equipment was understated and other assets were overstated as costs incurred for engine overhauls and other refurbishments on core aircraft were included in other assets. These costs should have been classified as property and equipment. Additionally, the amounts in other assets were being amortized to cost of flight operations and should have been depreciated in property and equipment. The approximate impact is as follows:

					Year
	Quarter Ended				Ended	Quarter Ended
	9/30/2010	12/31/2010	3/31/2011	6/30/2011	6/30/2011	9/30/2011	12/31/2011	3/31/2012
Property and equipment understated	0.1	0.1	0.1	0.2	0.2	0.8	1.0	1.6
Other assets overstated	(0.1)	(0.1)	(0.1)	(0.2)	(0.2)	(0.8)	(1.0)	(1.6)
Cost of flight operations overstated	—	—	—	—	—	—	(0.1)	(0.1)
Depreciation understated	—	—	—	—	—	—	0.1	0.1

For more detailed information about the restatement, see Note 16 “Restatement of Consolidated Financial Statements and Unaudited Quarterly Condensed Consolidated Financial Statements”, in the accompanying consolidated financial statements. The impact of these errors also required the restatement of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company’s management has determined that the Company had material weaknesses in its internal control over financial reporting as described in more detail in Item 9A of this Annual Report.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Unless the context indicates otherwise, the terms “Avantair”, “the Company”, “we”, “our” and “us” refer to Avantair, Inc. and, where appropriate, its subsidiaries. The term “Registrant” means Avantair, Inc.

This Annual Report on Form 10-K contains forward-looking statements relating to future events and the future performance of the Company, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” or similar language. You should read statements that contain these words carefully because they:

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

We believe it is important to communicate our expectations to the Avantair stockholders. However, there may be events in the future that we are not able to accurately predict or over which we have no control and which could cause our actual results to differ materially from the information contained in the forward-looking statements contained in this document. The risk factors and cautionary language discussed in this document provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by Avantair in its forward-looking statements, including among other things:

(1)	our inability to generate sufficient revenue in the future;

(2)	our inability to fund our operations and capital expenditures;

(3)	our inability to generate sufficient cash flows to meet our debt service obligations;

(4)	our inability to obtain acceptable program participant contracts;

(5)	the loss of key personnel;

(6)	our inability to effectively manage our growth;

(7)	our inability to acquire additional aircraft and parts from our single manufacturer;

(8)	competitive conditions in the fractional aircraft industry;

(9)	extensive government regulation;

(10)	the failure or disruption of our computer, communications or other technology systems;

(11)	changing economic conditions;

(12)	increases in fuel costs; and

(13)	our failure to attract and retain qualified pilots and other operations personnel.

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

You should be aware that the occurrence of the events described in the “Risk Factors” section, “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section and elsewhere in this Annual Report on Form 10-K could have a material adverse effect on Avantair.

PART I

Unless the context indicates otherwise, the terms “Avantair”, “the Company”, “we”, “our” and “us” refer to Avantair, Inc. and, where appropriate, its subsidiaries. The term “Registrant” means Avantair, Inc.

Item 1. Business

Overview

Avantair, Inc. is a Delaware corporation and was organized in 2004. Avantair, Inc. and its subsidiaries (the “Company” or “Avantair”) are in the business of providing private aviation services through three primary flight service programs:

(i) the sale of fractional ownership interests through the Fractional Ownership program;

(ii) the lease of fractional interests through the Axis Lease program; and

(iii) the sale of flight hour cards through the Edge Card program.

Collectively, participants in each of these programs are referred to herein as “program participants”. These services are provided to program participants on the Company’s managed aircraft fleet for business and personal use. Avantair’s core strategic focus is providing its program participants with the highest level of safety, service and satisfaction. In addition to providing private aviation services, Avantair provides limited fixed based operation (“FBO”) services in Clearwater, Florida and Camarillo, California. The Company is currently negotiating the sale of its FBO operations in California, resulting in the Company entering into a non-binding letter of intent to sell this business to an unrelated third party, which is expected to occur in October 2012. There can be no assurance that this transaction will be completed. Effective December 2011, the Company closed its limited FBO services in Caldwell, New Jersey. The Company also leases a facility in Dallas, Texas, which is used to perform maintenance on the Company’s aircraft.

As of June 30, 2012, Avantair operated 57 aircraft within its fleet, which is comprised of 45 fractionally-owned aircraft, six company-owned core aircraft and six leased and company-managed aircraft.

Avantair generates revenue primarily through the sale and lease of fractional ownership interests in aircraft, by providing management and maintenance services related to those aircraft and through the sale of flight hour cards providing either 15, 25 or 50 hours of flight time per year. The Company markets fractional ownership interests to individuals and businesses, generally with a minimum share size of a one-sixteenth ownership interest, which the Company refers to as the Fractional Ownership program. Under management and maintenance agreements with fractional owners and lessees, Avantair provides pilots, maintenance, fuel and hangar space for the aircraft in exchange for a fixed monthly fee.

In response to market conditions and to provide further alternatives for private air travel, the Company initiated the Axis Lease program effective February 2011. The Axis Lease program, which offers various lease terms up to ten years and a minimum of 50 hours per year, offers many of the same benefits as the Fractional Ownership program. The Axis Lease program requires monthly lease payments, together with a management and maintenance agreement similar to that of the Fractional Ownership program.

Avantair’s Edge Card program, offers access to blocks of flight hours ranging from 15, 25 or 50 hours of flight time. Once the card holder has exhausted the hours purchased, neither the card holder nor the Company has any further obligations to each other.

Avantair’s Axis Club Membership program, which was replaced by the Axis Lease program effective March 2011, offered access to blocks of flight hours for a three year membership fee of $75,000. The program required Axis Club members to purchase a minimum of three 25 hour flight hour cards over a three year period. This program also allowed for club membership fees to be applied towards the purchase of a fractional ownership interest.

Avantair presently sources all of its aircraft from a single manufacturer, Piaggio America, Inc. (“Piaggio”). As of June 30, 2012, Avantair had contractual commitments to purchase 48 additional Piaggio Avanti II aircraft through 2013 with a mutual understanding that the aircraft delivery dates and any related payments can be extended. The total commitment if exercised during the period, including a proposed price escalation, is valued at approximately $305.1 million, net of deposits paid on future aircraft deliveries of $6.4 million. Avantair believes that the pricing structure afforded by utilizing the Piaggio Avanti aircraft allows Avantair to attract a program participant desiring quality at a lower price point than its competitors. Offering the cabin cross section of a mid-size aircraft and the fuel efficiency of a turboprop, along with no hourly fees, allows Avantair to lower the cost of private air travel for a broader range of individuals and businesses.

As of August 31, 2012, cash and cash equivalents were approximately $3.6 million. The Company’s primary sources of operating funds are the collection of the following:

•	management and maintenance fees from fractional owners and lessees;

•	lease fees;

•	sale of fractional ownership shares; and

•	sale of flight hour cards

Revenue for sales by product category can be found in the accompanying consolidated statements of operations for the fiscal years ended June 30, 2012 and 2011, respectively. Sales units by product category are as follows:

	Unit Sales for the Three Months Ended
	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012	FY 2012	FY 2011
New Fractional Ownership program shares sold	1.00	1.00	6.50	—	8.50	19.00
Axis Lease program shares leased	26.00	16.50	11.50	14.50	68.50	30.50
Axis Club Memberships (1)	1.00	—	—	—	1.00	31.00
Flight hour cards	110.00	83.00	82.00	83.00	358.00	461.00

(1)	Replaced by Axis Lease program in March 2011

Cost Saving Initiatives

During the first quarter of fiscal year 2012, the Company began the implementation of a series of cost saving initiatives to reduce fixed costs. These initiatives will continue to have no impact to the safety of flight operations, which is the Company’s highest priority. These initiatives continued throughout fiscal year 2012 and included:

•	a reduction in force involving approximately 25 employees, primarily in the Company’s FBO operations;

•	elimination of the Company’s satellite marketing office and related expenses;

•	renegotiation of the Company’s Clearwater, FL lease;

•	closure of the Company’s limited FBO operations in New Jersey;

•	organization and personnel changes within the sales and finance departments, discussed in further detail in Employee Termination and Other Costs section below; and

•	other negotiations with key vendors designed to drive operating and performance efficiencies.

Since July 2012, the Company expanded its cost saving initiatives toward its goal of positive earnings and improved cash flows. These initiatives will continue to have no impact to the safety of flight operations, which is the Company’s highest priority. Recent cost saving initiatives include:

•	improving financing terms and reducing debt service obligations related to any new, and many of the existing aircraft financing obligations;

•	reducing compensation expense for Senior Management, as well as applying measures more broadly throughout the organization;

•	reducing compensation to non-employee directors of the Company’s Board of Directors;

•

implementing plans designed to reduce fuel expense by dissemination of process guidelines and real-time tracking of fuel usage on all flights together with renegotiation of fuel purchase contracts with key vendors;

•

lower maintenance costs resulting from strategically planning scheduled maintenance checks at our facilities, which in turn will reduce third party vendor costs, and optimizing parts inventory to reduce downtime and improve efficiency;

•

negotiating the sale of its FBO operations in California, resulting in the Company entering into a non-binding letter of intent to sell this business to an unrelated third party, which is expected to occur in October 2012. There can be no assurance that this transaction will be completed; and

•

continuing a series of broader efforts throughout the organization, including examination of back office functions to further reduce costs associated with shipping, supplies, travel expense and consulting fees.

Employee Termination and Other Costs

During the third quarter of fiscal year 2012, the Company developed and implemented plans to improve sales performance and deliver efficiencies within the finance department, as referenced in the Cost Saving Initiative section above. These plans were evaluated and recorded in accordance with ASC 420 “Exit or Disposal Cost Obligations” (“ASC 420”). In connection with the changes in the sales and finance departments, the Company incurred various costs and obligations, including severance payouts to employees and other related charges. The Company expects total costs associated with these activities to be approximately $1.0 million. For the year ended June 30, 2012, the Company recognized approximately $1.0 million in the accompanying consolidated statements of operations as employee termination and other costs. The Company completed these changes during the fourth quarter of fiscal year 2012, and, as a result, does not expect to incur additional expense subsequent to June 30, 2012. As of June 30, 2012, the liability attributable to unpaid employee termination and other expense was approximately $0.2 million, representing a reduction of approximately $0.2 million from the unpaid employee termination and other expense liability as of March 31, 2012, which was $0.4 million. The reduction in liability represents amounts paid during the three month period ending June 30, 2012. This liability is included in accrued liabilities in the accompanying consolidated balance sheet.

Aircraft Incident

In November 2011, one of the Company’s fractionally-owned aircraft, a 2007 Piaggio P-180, was involved in an incident (“Aircraft Incident”), following which the aircraft was declared a total loss by the Company’s insurer. Only minor injuries were sustained by the passengers and crew. The Company was required to maintain insurance on the aircraft that covered its replacement value, which was estimated to be $4.8 million. During December 2011, the Company received $6.5 million of insurance proceeds which were initially recorded as an accrued liability as of December 31, 2011. The additional insurance proceeds were a result of the Company insuring its aircraft in excess of the replacement value to reimburse the Company for expenses associated with a reduction in available aircraft in its fleet, including, but not limited to, costs incurred for chartered flights, repositioning aircraft to accommodate owner’s requirements, and maintenance costs associated with higher flight hours on the remaining fleet. These proceeds offset similar expenses during the third and fourth quarters of fiscal year 2012, and are expected to offset similar expenses in the first quarter of fiscal year 2013. The fractional ownership documents permit the Company to replace the aircraft on behalf of the fractional owners with another aircraft that is substantially similar and has a market value approximately equal to or greater than the market value of the 2007 Piaggio P-180 involved in the Aircraft Incident. During the third and fourth quarters of fiscal year 2012, the Company purchased the fractional owners’ interest in the aircraft, and simultaneously, the fractional owners of the 2007 Piaggio P-180 entered into new fractional ownership documents for a substantially similar replacement aircraft interest. During the third and fourth quarters of fiscal year 2012, the Company paid a total of approximately $4.8 million and transferred 16.0 fractional shares in connection with this incident. As of June 20, 2012, the insurance proceeds liability was approximately $0.4 million, and is included in accrued liabilities in the accompanying consolidated balance sheet. In accordance with Accounting Standards Codification (“ASC”) 225 “Income Statement” (“ASC 225”), there was no gain or loss recognized in connection with the loss of this aircraft.

Recent Developments

In July 2012, the Company entered into a ten year lease agreement with Midsouth for $4.2 million, related to one used Piaggio Avanti II. The Company will make monthly lease payments to Midsouth in the amount of $55,171, which includes variable interest of 9.9% per annum (based on 4.9% over a floor of a 5% prime rate). Additionally, the Company issued 200,000 shares of restricted stock at a price of $1.50 per share in connection with this lease agreement. Following the expiration of the lease agreement, the Company has the option to purchase the aircraft at the then fair market value.

In August 2012, the Company entered into a seven year Aircraft Lease Agreement with a third party, related to a Piaggio Avanti II previously financed through a Midsouth Floor Plan financing agreement. Pursuant to the Aircraft Lease Agreement, the Company is obligated to provide the lessor a total of 400 flight hours per year during the term of the agreement. As consideration for services provided by a third party in connection with this transaction, the Company accrued $115,000 for services and issued warrants to purchase 50,000 shares of common stock. The fee and related value of the warrants will be amortized to aircraft lease expense over the term of the agreement. The warrants will be valued using a lattice option-pricing model.

On August 13, 2012, the Company appointed Stephen Wagman as President of the Company. Mr. Wagman has been serving as the Company’s Executive Vice President since July 2011 and as Executive Vice President and Chief Financial Officer since October 2011. Concurrently, effective August 13, 2012, Carla Stucky was appointed Chief Financial Officer of the Company. Ms. Stucky has been serving as the Company’s Corporate Controller since October 2011.

On August 24, 2012, Steven Santo, Chief Executive Officer of the Company and Stephen Wagman, President of the Company (together, the “Senior Officers”), in furtherance of their continued actions as part of the Company’s ongoing efforts to reduce expenses, advised the Board of Directors of voluntary decreases in their compensation, which the Board of Directors approved. Effective August 24, 2012, Steven Santo, Chief Executive Officer, agreed to reduce his salary by approximately 15%, from $525,000 to $450,000, and Stephen Wagman, President, agreed to reduce his salary by approximately 6%, from $375,000 to $352,500. Further, each Senior Officer agreed to voluntarily forego any annual bonus opportunities that were achieved during fiscal year 2012. When compared to Mr. Santo’s bonus payment for fiscal year 2011, which was $200,000, the result is a further decrease in his compensation level, such that Mr. Santo’s total compensation decreased from fiscal year 2011 by approximately 51%.

Consistent with the Senior Officers’ salary reductions, the Company’s non-employee directors agreed to reduce their director compensation by 40%. Each Director will reduce their annual cash compensation by 40% from fiscal year 2012 levels, from $40,000 to $24,000. Further, the Chairman of the Board and each Committee Chairman will reduce the additional compensation for their services as respective Chairmen by 40%.

Effective August 30, 2012, the Chief Operating Officer of the Company, Kevin Beitzel, resigned his position. Mr. Beitzel agreed to remain with the Company in order to transition his previous responsibilities through September 30, 2012, following which he will remain with the Company on a consulting basis as needed.

Effective on September 28, 2012, the terms of each management agreement with LW Air were amended to irrevocably reduce the owner’s monthly proceeds pursuant to each of the aircraft management agreements by $25,000 per month for a period of twelve consecutive months beginning in August 2012, or $0.3 million per aircraft, the aggregate reduction of LW Air’s monthly proceeds totaling $1.5 million, with respect to all five of the aircraft owned by LW Air. Simultaneous with this transaction, the Company issued 2,000,000 shares of restricted stock to LW Air at a price of $0.75 per share. The shares of common stock issued may be adjusted upon the occurrence of certain anti dilution events.

Effective September 28, 2012, LW Air, of which Lorne Weil is the Managing Member, and the Company amended the management agreements for each aircraft managed by the Company and owned by LW Air so that the Company is not required to pay the owner additional amounts unless usage of the aircraft exceeds 1,350 hours per year, retroactive to the beginning of each management agreement. Simultaneous with this transaction, the Company entered into an Amended and Restated Warrant Agreement with Lorne Weil, a Director of the Company, wherein warrants were reissued for the purchase of 2,373,620 shares of the Company’s common stock at an exercise price of $1.00 per share. The original Warrant Agreement dated October 19, 2009 with Lorne Weil for the purchase of 2,373,620 shares of the Company’s common stock terminated automatically and was replaced by the Amended and Restated Warrant Agreement upon execution of the same. The warrants underlying the Amended and Restated Warrant Agreement expire on October 19, 2015 and while effective, the warrants are subject to certain anti dilution rights. The Company may redeem the warrants held by Lorne Weil at any time at the price of $0.01 per warrant, provided that the volume weighted average price of the Company’s common stock has been at least 300.0% of the exercise price of a warrant for any twenty trading days, during any consecutive thirty day trading period, ending on the third trading day preceding the date of the notice of redemption.

Subsequent to June 30, 2012, the Company extended the term of its loan with Iberia Bank, which was originally due in August 2012, to December 2013. The monthly payments, together with the primary terms of the loan agreement will remain substantially the same as the original loan agreement.

Effective September 24, 2012, the employment agreement with Steven Santo automatically renewed for a one-year term.

Industry Overview

The Company believes that its fractional ownership, lease and flight hour card programs provide program participants with the convenience and flexibility of private air service without the more significant costs associated with sole ownership of an aircraft. Commercial flight delays can be costly and tiresome, commercial hubs are increasingly crowded, major commercial airports may be far from final destinations and commercial air travel is increasingly subject to security-related inconveniences. The Company believes that for individuals and businesses, fractional ownership, lease and flight hour card programs offer a balance between convenience and cost.

A fractional ownership aircraft company assembles a fleet of planes with each of these planes available for a certain number of revenue generating flight hours per year. These hours are divided into partial ownership shares and are sold to individuals and businesses. Avantair owners typically purchase a one-sixteenth share in an aircraft. The purchase of a one-sixteenth share means that the owner will pay approximately one-sixteenth of the aircraft retail price initially and receive one-sixteenth of the total number of allocated hours of flying time per year for the initial term of the contract, which is five years for a new shareowner. An Avantair fractional share owner agrees to pay Avantair an additional predetermined monthly management and maintenance fee to cover the various costs of maintaining and operating the aircraft, which Avantair is responsible for providing.

A fractional aircraft company may also own core fleet aircraft which are owned or leased by the Company for the demand and use of its program participants. The Company’s lease and flight hour card programs offer access to blocks of flight hours. An Axis Lease program lessee agrees to pay Avantair a monthly lease fee, together with a monthly management and maintenance fee to cover the various costs of maintaining and operating the aircraft, which Avantair is responsible for providing. A flight hour card holder does not pay Avantair a monthly management and maintenance fee, as the various costs of maintaining and operating the aircraft are included in the price of the flight hour card.

According to AvData, the North American fractionally-owned fixed-wing aircraft fleet has grown from eight aircraft in 1986 to an aggregate of 914 aircraft as of July 2012. According to AvData, five companies - NetJets, Flight Options, FlexJet, CitationAir, and Avantair - account for approximately 90% of the total market for fractional aircraft, based on unique owners. Among the five major fractional airline companies, NetJets has a market share of approximately 50.0% and Flight Options, FlexJet, CitationAir have a combined market share of approximately 28.0%. According to AvData, as of July 2012, Avantair had an overall market share of 12.0%. However, in the light-cabin category in which it competes, Avantair has a market share of approximately 35.0%, the largest among the five major fractional airline companies.

The general aviation industry builds and sells aircraft ranging from single passenger, single engine propeller planes to transoceanic jets costing $50.0 million or more. The fractional aircraft industry has primarily concentrated on the middle to upper end of that market. Most fractionally-owned aircraft have a capacity of between four and seven passengers and a minimum range of 1,250-1,500 nautical miles. The list prices of these types of aircraft are generally $5.0 million to $50.0 million. Avantair’s Piaggio aircraft have a capacity of eight passengers and a maximum range of 1,200-1,500 nautical miles. There are numerous manufacturers and models in most categories of aircraft. Both providers of fractional aircraft shares and purchasers of these shares consider the choice of aircraft based upon a variety of factors including:

•	price;

•	availability;

•	operating costs;

•	reliability;

•	speed;

•	range;

•	cabin size and features;

•	safety features and record;

•	environmental impact;

•	efficiency;

•	maintenance cost;

•	manufacturer; and

•	runway requirements.

Some of Avantair’s principal competitors are wholly or partially owned by aircraft manufacturers and/or their affiliated parent companies, which have resulted in their fleets being largely comprised of aircraft built by their respective parent companies. Although Avantair exclusively operates one aircraft type, the Company is not owned by any manufacturer.

The current economic climate has made potential fractional owners less incentivized to purchase a fractional share. In addition, the current political environment has created a negative impression concerning the use of private aircraft, including fractional aircraft ownership, lease and flight hour card use.

Fractional operators must have a sufficient number of aircraft in its fleet to provide the service required. If the operator does not have ample capacity available, it must charter that capacity, a practice that can be very costly.

The capital requirements for ordering aircraft require the operator to place deposits well in advance of receiving its planes. Progress payments are made as certain milestones are achieved. The amounts of the deposits and progress payments are a function of several factors including the price of the underlying plane, the creditworthiness of the buyer, and the time until delivery. The majority of the payments are generally made upon delivery. As of June 30, 2012, the Company has paid approximately $6.4 million in deposits for future aircraft deliveries. Additionally, the Company has a mutual understanding that the aircraft delivery dates can be extended with Piaggio, and as a result, will make additional deposits on future deliveries based on this understanding totaling approximately $34.4 million throughout the term of the purchase agreement.

Fractional Ownership Program

Each of Avantair’s current aircraft is available to fractional owners for a total of 800 flight hours per year. These hours are divided into blocks of ownership, beginning at fifty hours per year (a one-sixteenth share of the aircraft), and are sold to individuals or businesses. Currently, a share of an aircraft can be purchased from Avantair starting at $425,000 for a one-sixteenth share, with the potential for discount on a larger share purchase. Each fractional owner must enter into a management and dry lease exchange agreement with Avantair as part of the purchase of a share in an Avantair aircraft. A monthly management and maintenance fee is assessed per one-sixteenth share owned and covers any direct costs in operating and maintaining the aircraft, other than fuel surcharges which are based on actual aircraft usage. This is unlike most other fractional programs, which generally charge fractional owners an occupied hourly rate for use of the aircraft. All programs have fuel surcharges, but due to the fuel efficiency of the Piaggio Avanti and the way Avantair calculates its management fee, Avantair believes its surcharges tend to be less than those charged by its competitors. Any landing fees, excess catering fees, applicable international fees and taxes are billed to the owner. Monthly management and maintenance fees are adjusted upwards on each anniversary date by the greater of either the current Consumer Price Index (“CPI”) or 3.75%, not to exceed the then-current rate offered to new share owners.

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

Upon the expiration of the term of Avantair’s agreement with a fractional owner, the owner has the option to (i) sell the owner’s interest in the aircraft and cease to participate in the Avantair program, (ii) sell their interest and purchase an interest in another aircraft that participates or will participate in the Avantair program or (iii) retain their interest and renew their participation in the program.

Axis Lease Program

In February 2011, the Company introduced the Axis Lease program to provide a further alternative for private aircraft travel. The Axis Lease program offers many of the same benefits as the Fractional Ownership program with a minimum two-year lease starting at 50 hours per year. A monthly management and maintenance fee is assessed per one-sixteenth leased interest and covers any direct costs in operating and maintaining the aircraft, other than fuel surcharges which are based on actual aircraft usage. This program also requires a program participant to make monthly lease payments.

Edge Card Program

In 2006, Avantair introduced the Edge Card program, which allows a purchaser to access Avantair’s aircraft for 15, 25 or 50 hours of flight time without the requirement to purchase ownership in an aircraft. The card holder purchases the entire card amount in advance and receives primarily the same service as a fractional owner. Once the card holder has exhausted the hours purchased, neither the card holder nor the Company has any further obligations to each other. The program offers an alternative to fractional ownership for individuals and businesses seeking to experience private aircraft travel without the commitment of fractional ownership. Avantair’s management believes its card program to be a means of introducing potential purchasers to its Fractional Ownership and Axis Lease programs.

Axis Club Membership Program

In January 2009, the Company introduced the Axis Club Membership program, which for a one-time membership fee, allowed a program participant access to flight blocks of 25 hours at a set rate. Tiered membership options were available to fit the flight needs of the program participant. Each membership had a minimum required purchase of three 25 hour blocks of flight hours over the three year term. Each block of 25 flight hours was priced depending on the membership level. The cost of each block of flight hours was also subject to an annual CPI increase. In addition, conversion options into a fractional share are also available, should a program participant’s needs change throughout the course of the membership term. The Axis Club Membership program was replaced by the Axis Lease program effective March 2011.

Aircraft Usage and Scheduling

All program participants are required to provide a minimum of 24 hours’ notice to Avantair prior to the scheduled take-off time when scheduling the first leg of a trip during non-peak travel times. During peak travel times, requests for use of an aircraft by a fractional owner or lessee must be made at least 72 hours prior to the scheduled departure date of the first leg. No later than January 1st of each year, Avantair will notify all of its fractional owners and lessees of the year’s peak travel days, which will not exceed 25 days.

For all flights outside of the primary service area (“PSA”) (which varies by program and is comprised of the continental United States, as well as certain airports in geographic locations such as the Bahamas, Canada, Mexico and the Caribbean), program participants must request an aircraft at least seven days prior to the scheduled date of the first leg of the trip. All such requests are completed, provided that, for each such request, the program participant has provided sufficient information regarding the trip to enable Avantair to schedule the trip.

Avantair currently uses one core software application for operations management, which has been approved by the Federal Aviation Administration (“FAA”). The software application is designed for use in Avantair’s Operations Control Center to plan, schedule, and optimize utilization of its aircraft fleet (see “Flight Operations” below).

Chartering

Whenever possible, Avantair will schedule an aircraft from its fleet for each request for use by a program participant. In the event that none of Avantair’s aircraft are available, or when circumstances warrant otherwise, Avantair will charter a comparable aircraft for use by a program participant, provided that the program participant has complied with all applicable notice requirements and all other program provisions. Avantair will only charter aircraft that satisfy the Aviation Research Group US (“ARG/US”) Gold or Platinum rating.

Sales and Marketing

Avantair targets program participants based on demographic data, including net worth, household income, job title and age.

Avantair uses a variety of methods to market and advertise its various programs, including print advertising, direct mail, trade events and referral incentives. Advertising strategy is based on historical performance data, demographics and competitive analysis.

Avantair’s direct mail advertising consists of several mailings and e-mailings per year to targeted prospective program participants. Avantair also participates in live events, including aircraft display events at fixed base operators attended by program participants and prospective program participants. The events are targeted geographically and costs are often shared with the aircraft manufacturer to reduce the cost to Avantair.

As part of its marketing, Avantair maintains a web site at www.avantair.com. All of Avantair’s print, direct mail, email and video materials direct prospective buyers to its web site.

An important element of Avantair’s marketing strategy is referral incentives. Under Avantair’s referral incentive program, any program participant who refers a prospective program participant to Avantair receives a choice, dependent on the number of referrals, of additional allocated hours of flight time or other incentives. Recognizing that a significant portion of its success is due to referrals from current program participants, Avantair launched two loyalty programs. Under the new loyalty program, Avantair awards added flight hours or monetary credits to program participants who renew their arrangement with Avantair. This in turn assists the Company in solidifying and stabilizing its program participant base. Avantair has also launched the Ambassador Program under which program participants interested in actively recommending Avantair to prospective program participants will receive additional rewards for those that lead to new sales.

One internal measurement used to assess future sales is leads generated by both the sales force and the marketing methods targeting the high net worth demographic, competitive program participants and methods described above. While many leads may not turn into sales, they provide the basis for future sales. Another important indicator is demonstration flights. A percentage of potential buyers of shares will request a demonstration flight on one or more aircraft types and on one or more products from different fractional operators. Avantair charges a prospective program participant for the demonstration flight, however, the cost is credited back to the program participant if they join one of Avantair’s flight service programs.

Avantair’s sales department is comprised of a vice president of sales and marketing, regional sales directors and regional sales managers supported by an internal sales and marketing department. Avantair’s sales staff is compensated with a base salary plus commissions.

Fleet and Geographic Scope

As of June 30, 2012, Avantair operated 57 aircraft within its fleet which is comprised of 45 fractionally-owned aircraft, six company-owned core aircraft and six leased and company-managed aircraft.

At June 30, 2012, Avantair had 48 additional Piaggio aircraft on order. Currently, all of the fractional aircraft in Avantair’s fleet are Piaggio Avanti turboprops. In addition, on October 17, 2006, Avantair announced orders for 20 Embraer Phenom 100 aircraft (“Phenom 100”). The Phenom 100 is in the Very Light Jet category of business jets, with the largest cabin in the category. On June 20, 2008, Avantair assigned its rights and obligations to purchase 20 Phenom 100 aircraft positions to Share 100 Holding Co., LLC (“Share 100”), a wholly-owned subsidiary of Avantair. On the same date, Avantair entered into a membership interest purchase agreement with Executive Air Shares Corporation (“EAS”), in which EAS purchased the Class A membership of Share 100 and Avantair retained the Class B membership. EAS, as Class A member, has the rights and obligations to purchase the Phenom 100 aircraft with positions one through eighteen and to fund payment due in connection with these aircraft. EAS paid Share 100 approximately $2.47 million in connection with these transactions and made an additional $750,000 capital contribution to Share 100 in December 2008, all of which was, immediately distributed to Avantair. Avantair, as Class B member, has the rights and obligations to purchase the Phenom 100 aircraft with positions nineteen and twenty and to fund payment due in connection with these aircraft. EAS had the option to purchase aircraft nineteen and twenty which was to have been exercised by October 1, 2010; if exercised, EAS would reimburse Avantair for all payments made relative to these aircraft and provide all remaining funds required. In the event that EAS did not exercise the option to purchase aircrafts nineteen and twenty by October 1, 2010, Avantair would have the right and obligation to purchase the nineteenth and twentieth aircraft. The Company entered into agreements with EAS to extend the exercise requirement in November 2010, April 2011 and November 2011, which extended the exercise requirement to April 2011, December 2011 and June 2012, respectively. In May, 2012, the exercise requirement was extended an additional year to June 1, 2013. If EAS defaults under its obligations to purchase the aircraft positions, EAS will forfeit all deposits paid for the undelivered aircraft, including the funds distributed to Avantair. Avantair will then be responsible for the rights and obligations of the remaining undelivered aircraft. If Avantair defaults under its obligations to purchase the last two aircraft positions, any deposits paid by Avantair in connection with the undelivered Class B aircraft will be forfeited. If the Company defaults under its obligations to purchase any undelivered aircraft following a breach by EAS, or if the Company fails to purchase the last two aircraft positions, the Company’s maximum exposure to Embraer would be the amounts due for undelivered aircraft at the time, which as of June 30, 2012 was valued at $43.4 million, net of deposits paid on undelivered aircraft of $2.0 million.

Avantair has focused its sales efforts to date on a national basis. An Avantair program participant is entitled to board a plane at the location of his/her choosing. The costs of moving a plane, or repositioning it, are borne by Avantair. These costs have been significant due to fuel, pilots and crew and maintenance costs arising from increased overall usage of the aircraft. The Company believes that in achieving its critical mass, its two key performance indicators, dispatch availability and utility, will increase, which in turn, will decrease the relative amount of repositioning. The Company also expects lower charter expenses based on achieving an increase in its key performance indicators. Those locations are frequently determined through the usage of a software optimization program. In addition, Avantair incurs costs associated with pilots and crew, such as transportation to flight departure locations, overtime, per diems, meals and hotel expenses. As Avantair’s fleet expands, the Company expects that crews will be domiciled in cities frequented by the program participants. This presents an opportunity for Avantair to reduce overtime and to leverage more favorable discounts for air and hotel due to volume, as well as the opportunity for making more efficient use of pilot and crew work hours.

Avantair believes that operating a very limited number of aircraft models provides it with cost and operating advantages relative to other fractional aircraft operators that may operate over a dozen different aircraft models. Among the advantages of operating a limited number of aircraft models are:

•

Maintenance – Reduces costs of repair and maintenance by enabling almost every member of Avantair’s maintenance staff to service all of its aircraft, which reduces repositioning of an aircraft and results in fewer flight hours and therefore less frequent maintenance;

•

Pilot Training – Pilots need to be certified for a given aircraft model, therefore the operation of a limited number of models means that almost all employed pilots are available to operate most aircraft in the fleet.

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

After a purchase with Avantair in one of our various programs, a program participant is assigned an Owner Services Team. This team assists the program participant in scheduling flights and making necessary arrangements based on the program participant’s flight requirements, including coordinating with Avantair’s Operations Control Center.

The flight scheduling process begins when a program participant contacts the Owner Services Team. The team member will ask for all details of the proposed trip, including airport of departure and arrival as well as fixed base operation preference. This department also handles any ground transportation and/or catering orders.

The trip request is subject to an approval process with a Flight Specialist. After approval, the trip is entered into Avantair’s flight scheduling and optimization software by Owner Services. The trip request is then delivered to the program participant for approval. This is used as a quality control so that Avantair is sure it has all the correct details of the program participant’s trip. After a signed confirmation is received from the program participant, Owner Services will confirm this trip reservation in the flight scheduling and optimization software. The night before and the morning of the trip, Owner Services reconfirms all ground and/or catering requests for quality control.

The day before the trip, the flights will be assigned to an Avantair aircraft by the Flight Specialist. The Flight Specialist then confirms the availability and location of the aircraft for the next day in an effort to ensure that the program participant gets the optimal schedule with the least amount of repositioning time. This confirmation process also takes into consideration the crew duty, rest and flight time regulations.

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

All pilots must complete FAA required and approved ground and flight training prior to flying any flight leg for any of Avantair’s program participants. Further, all of Avantair’s pilots must fulfill ongoing training requirements. Actual average experience of pilot hires significantly exceeds these minimum requirements.

Aircraft Maintenance

Avantair aircraft maintenance follows a schedule of inspections based on the numbers of hours flown at the recommendation of the aircraft manufacturer and approval of the FAA. This schedule consists of four levels of inspection - A, B, C and D checks. An A check occurs at every 150 flight hours; a B check at every 600 flight hours; a C check at every 1,500 flight hours; and a D check at every 3,000 flight hours. The scheduled maintenance events, as well as unanticipated events, result in an average downtime of one day for A checks, two days for B checks, five days for C checks and twenty-one days for D checks. As a condition of employment, all of Avantair’s maintenance technicians must have an FAA license and are subject to a background check and drug screening prior to employment. Avantair’s Lead Technicians and Supervisors attend the FAA-approved Piaggio factory training program at FlightSafety International. In addition, training is provided at the Rockwell Collins factory school as well as Pratt & Whitney Powerplant (engine) school. Avantair’s main maintenance base and its Maintenance Control Center, which oversees and coordinates all maintenance activity on Avantair’s aircraft, are located in Clearwater, Florida and are staffed 24 hours per day and seven days per week. Avantair’s maintenance technicians, controllers and quality control staff have extensive experience, averaging over 10 years.

Competition

Avantair faces competition from other fractional aircraft operations. Avantair’s primary competitors are NetJets (a subsidiary of Berkshire Hathaway), Flight Options, FlexJet (a subsidiary of Bombardier), and CitationShares (which is 75.0% owned by Cessna, a wholly-owned subsidiary of Textron). None of these competitors are publicly traded stand-alone entities like Avantair and all of these competitors are significantly larger than Avantair and with more resources. Some of these companies are subsidiaries of business jet manufacturers, which Avantair’s management believes may hamper their flexibility in purchasing aircraft. According to AvData, the North American fractionally-owned fixed-wing aircraft fleet has grown from eight aircraft in 1986 to an aggregate of 914 aircraft as of July 2012. According to AvData, five companies - NetJets, Flight Options, FlexJet, CitationAir, and Avantair - account for approximately 90% of the total market for fractional aircraft, based on unique owners. Among the five major fractional airline companies, NetJets has a market share of approximately 50.0% and Flight Options, FlexJet, CitationAir have a combined market share of approximately 28.0%. According to AvData, as of July 2012, Avantair had an overall market share of 12.0%. However, in the light-cabin category in which it competes, Avantair has a market share of approximately 35.0%, the largest among the five major fractional airline companies.

Avantair and other fractional airlines also face competition from charter airlines, air taxis and commercial airlines. Some of these competitors offer greater selection of aircraft (including jet aircraft) and some permit program participants to fly greater distances or at greater speeds, travel with a greater number of passengers and on shorter advance notice before flying.

Avantair’s management believes that fractional and flight hour card aircraft operators compete on the basis of aircraft model and features, price, program participant service and scheduling flexibility. Avantair’s management believes that program participants are generally willing to continue to use the same aircraft operator so long as such operator provides satisfactory service with competitive pricing. Avantair’s management believes that the quality of its aircraft and service, and the value it provides to its program participants, enables it to compete effectively against its larger competitors.

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

The FAA also has authority to issue air carrier operating certificates and aircraft airworthiness certificates and regulate pilot and other employee training, among other responsibilities. Avantair’s management of fractional aircraft is regulated by the FAA under Part 91, subpart K of the Federal Aviation Regulations (“FARs”), and the FAA has issued Management Specifications reflecting Avantair’s authority to manage such aircraft. In some cases, including all current international operations, the FAA deems Avantair to transport persons or property by air for compensation. Such “charter” operations are regulated under Part 135 of the FARs, and Avantair’s authority to conduct those operations is reflected in an Air Carrier Operating Certificate with operating specifications. As with all carriers, both types of FAA authority are potentially subject to amendment, suspension or revocation. From time to time, the FAA issues rules that require aircraft operators to take certain actions, such as the inspection or modification of aircraft and other equipment.

Avantair’s charter operations under Part 135 also are subject to economic regulation by the U.S. Department of Transportation (“DOT”). To retain its DOT registration as an air taxi, Avantair must remain a U.S. citizen; that is, U.S. citizens must actually control Avantair, which means that at least 75.0% of Avantair’s outstanding voting stock must be owned and controlled by U.S. citizens, and the President and two-thirds of the directors and other managing officers must be U.S. citizens. Avantair’s organizational documents provide for the automatic reduction in voting power of common stock owned or controlled by non-U.S. citizens if necessary to maintain U.S. citizenship. If Avantair cannot maintain its U.S. citizenship, it would lose its ability to conduct its charter operations (though not its fractional program manager operations).

Aircraft operators also are subject to various other federal, state and local laws and regulations. The Department of Homeland Security (“DHS”) has jurisdiction over virtually all aspects of civil aviation security and arrivals into and departures from the United States. Avantair is also subject to inquiries by the DOT, the FAA, and other U.S. and international regulatory bodies.

Environmental Regulation

Many aspects of Avantair’s operations also are subject to increasingly stringent federal, state, local and foreign laws and regulations protecting the environment concerning emissions to the air, discharges to surface and subsurface waters, safe drinking water, and the management of hazardous substances, oils, and waste materials. Future regulatory developments in the U.S. and abroad could require aircraft operators to take additional action to maintain compliance with applicable laws. For example, potential future actions that may be taken by the U.S. government, foreign governments, or the International Civil Aviation Organization to limit the emission of greenhouse gases by the aviation sector are unknown at this time but could require significant action from aircraft operators in the future, which could result in additional costs.

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

Employees

As of June 30, 2012, Avantair had approximately 525 full-time employees, 60 of whom were management and 465 of whom were operational, the majority of which were pilots. Avantair believes that it has good relations with its employees.

Company Website

The Company’s Internet address is http://www.avantair.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the Investors sections of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission.

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

Risks Related to Our Business

Avantair has a history of net losses and may not be able to generate sufficient revenue from its business in the future to achieve or sustain profitability and positive cash flows.

Avantair’s revenue is largely derived from the sales and leases of fractional interests, flight hour cards and monthly management and maintenance fees. The Company has not obtained positive income from operations since fiscal year 2010, and in addition, has incurred net losses since inception. Avantair’s consolidated financial statements have been prepared assuming that Avantair will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Successful transition to profitable operations is dependent upon obtaining a level of sales adequate to support the Company’s cost structure and an uninterrupted delivery of aircraft. The Company has suffered recurring net losses resulting in a stockholders’ deficit of approximately $53.3 million and $46.0 million and working capital deficiencies of $75.8 million and $66.3 million as of June 30, 2012 and 2011, respectively. Historically, the Company has been able to finance operations from the capital obtained through the reverse merger which was completed on February 22, 2007, the November 2007 private placement of Series A Convertible Preferred Stock which raised gross proceeds of $15.2 million and the June, September and October 2009 private placements of Common Stock which raised net proceeds of $1.3 million, $0.6 million and $7.3 million, respectively. Management intends to continue to finance the operations of the Company through future cash flows from operations and future financings. There is no assurance that Avantair will be able to obtain sufficient financing (or financing on acceptable terms) or earn sufficient revenue to generate positive cash flow and attain profitability. The Company is focused on aligning its resources on its core strategy, and has also identified key areas for expense and cost savings that will improve its financial results. These initiatives will continue to have no impact to the safety of flight operations, which is the Company’s highest priority.

While, as discussed above in the “Business - Industry Overview” section, the Company believes that a number of its expenses will decrease (either on an absolute basis or on a relative basis) as its business reaches a critical mass, this belief could prove to be incorrect. In addition, the Company’s business may never reach a critical mass and, therefore, never realize the resulting benefits.

If Avantair is unable to fund its operations and capital expenditures, Avantair may not be able to continue to acquire additional aircraft, which would have a material adverse effect on its business.

Avantair has experienced significant negative cash flow since its inception. In order to fund Avantair’s operations and capital expenditures, Avantair may be required to incur borrowings or raise capital through the sale of debt or equity securities. The Company’s ability to borrow or access the capital markets for future offerings may be limited by its financial condition at the time of any such offering as well as by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond our control. Avantair’s failure to obtain the funds for necessary future capital expenditures could limit its ability to acquire additional inventory of aircraft and could have a material adverse effect on our business, results of operations and financial condition.

Avantair may not be able to generate sufficient cash flows to meet its debt service obligations or other financial obligations.

Avantair’s ability to make payments on its indebtedness and acquire additional aircraft will depend on its ability to generate cash from its future operations. As of June 30, 2012 and 2011, Avantair had incurred an aggregate of approximately $30.4 million and $29.1 million, respectively, in short and long-term indebtedness to third party lenders. Much of this indebtedness is secured by some or all of Avantair’s assets. In addition, as of June 30, 2012, the Company had contractual commitments to purchase 48 additional Piaggio Avanti II aircraft through 2013 with a mutual understanding that the aircraft delivery dates can be extended. The total commitment if exercised during the period, including a proposed price escalation, is valued at approximately $305.1 million, net of deposits paid on future aircraft deliveries of $6.4 million. In the event that the Company breaches its purchase commitment to Piaggio, Piaggio has the right to terminate the purchase agreement and release the Company from any further obligations with respect to any undelivered aircraft; provided, however, that Piaggio will be entitled to keep the Company’s then remaining deposits, which as of June 30, 2012, were at $6.4 million. Avantair’s business may not generate sufficient cash flow from operations or from other sources sufficient to enable it to repay its indebtedness and to fund its other liquidity needs, including capital expenditure and aircraft acquisition requirements. Avantair may need to refinance or restructure all or a portion of its indebtedness or other financial obligations on or before maturity. Avantair may not be able to refinance, amend or extend maturity dates on any of its indebtedness on commercially reasonable terms, or at all. If Avantair cannot service or refinance its indebtedness or restructure its other financial obligations, it may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, any of which could have a material adverse effect on our operations. Additionally, Avantair may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.

Avantair has experienced a substantial decrease in the number of fractional aircraft share sales and may not be able to obtain acceptable program participant contracts covering all of the fractional interests of its new aircraft, a sufficient number of flight hour cards or leases, or a combination thereof, which could adversely affect our cash flows and profitability.

Since the beginning of the current economic downturn, the Company has experienced a decrease in the number of fractional aircraft share sales, with fractional aircraft shares sold decreasing 55.3% to 8.5 during fiscal year 2012 from 19 in fiscal year 2011. At June 30, 2012, the Company has 17 new fractional aircraft shares available for sale. In fiscal 2012, the Company incurred approximately $1.6 million in interest expense on floor-plan arrangements securing two aircraft underlying the 17 new fractional aircraft shares available for sale. One floor plan was refinanced subsequent to June 30, 2012, and the Company will incur approximately $72,500 in interest expense per month on the remaining floor plan until the related aircraft is fully fractionalized. The Company believes that the decrease in fractional aircraft share sales is due to capital constraints on, and reluctance to, commit to long-term expenditures by individuals and companies who are potential program participants. In contrast, the Company has experienced an increase in Axis Lease program leases which allow program participants to fly privately without the capital commitment. This increase in Axis Lease program leases requires an increase in the Company’s aircraft fleet in order to meet demand, with the Company bearing all of the financing risk in respect of the additional aircraft. During the current economic downturn, general credit market conditions have tightened, including credit necessary to acquire additional aircraft. The Company may not be able to secure sufficient financing for its fleet expansion due to the current economic downturn and the tightening credit conditions, or generate sufficient revenue from short-term flight hour card sales to satisfy the cost of financing the acquisition of additional aircraft. If the Company is unable to secure sufficient financing at reasonable terms or to continue to generate sufficient revenue from flight hour card sales and Axis Lease program leases to cover the costs of such additional aircraft, the Company’s financial performance may be adversely affected.

Avantair is dependent upon key personnel whose loss may adversely impact Avantair’s business.

Avantair depends on the expertise, experience and continued services of its senior management team, especially Steven Santo, its Chief Executive Officer (CEO). Mr. Santo has acquired specialized knowledge and skills with respect to Avantair and its operations and most decisions concerning the business of Avantair will be made or significantly influenced by him. Avantair does not maintain life insurance with respect to Mr. Santo, or any other of its executives. The loss of Mr. Santo, or other members of the senior management team, or an inability to attract or retain other key individuals, could materially adversely affect the Company. The Company seeks to compensate and incentivize its key executives, as well as other employees, through competitive salaries and bonus plans, but there can be no assurance that these programs will allow Avantair to retain key or hire new employees. As a result, if Mr. Santo, or other senior management were to leave Avantair, the Company could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successors obtain the necessary training and experience. On September 24, 2009, Avantair entered into a three-year employment agreement with Mr. Santo, effective that same day. The employment agreement automatically renewed for a one-year period following the end of the three-year term, effective September 24, 2012. However, there can be no assurance that a successor employment agreement will be entered into with Mr. Santo following this automatic one-year renewal period or that the terms of this employment agreement will be sufficient to retain Mr. Santo.

Avantair’s management systems and personnel may not be sufficient to effectively manage its growth.

Avantair’s growth strategy involves increasing the number of available aircraft, fractional share owners, Axis Lease program lessees and flight hour card participants. Achieving Avantair’s growth strategy is critical in order for its business to achieve economies of scale and to achieve profitability. Any condition that would deny, limit or delay its ability to acquire additional aircraft, and to sell fractional shares, Axis Lease program leases and flight hour cards in the future will constrain Avantair’s ability to grow. Acquiring additional aircraft and selling fractional shares, Axis Lease program leases and flight hour cards requires Avantair to commit a substantial amount of resources. Expansion is also dependent upon Avantair’s ability to maintain a safe and secure operation and will require additional personnel, equipment and facilities.

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

Expansion of Avantair’s business may also strain its existing management resources and operational, financial and management information systems to the point that they may no longer be adequate to support its operations, requiring Avantair to make significant expenditures in these areas. Avantair will need to develop further financial, operational and management reporting systems and procedures to accommodate future growth. There can be no assurance that Avantair will be able to develop such additional systems or procedures to accommodate its future expansion on a timely basis, and the failure to do so could harm its business.

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

In the event of a default under certain of Avantair’s indebtedness, the holders of the indebtedness generally would be able to declare all of such indebtedness, together with accrued interest, to be due and payable. In addition, borrowings under certain of Avantair’s indebtedness are secured by a first priority lien on certain assets, and, in the event of a default, the lenders generally would be entitled to seize the collateral. In addition, default under certain debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those other instruments to be due and payable pursuant to cross default clauses. Accordingly, the occurrence of a default under any debt instrument, unless cured or waived, would likely have a material adverse effect on Avantair’s business and Avantair’s results of operations.

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

Therefore, Avantair will need to seek permission from its lenders in order for Avantair to engage in certain corporate actions. Avantair’s lenders’ interests may be different from those of Avantair, and no assurance can be given that Avantair will be able to obtain its lenders’ permission when needed. This may prevent Avantair from taking actions that are in its best interest.

Avantair’s dependence on Piaggio Avanti aircraft and its manufacturer poses a significant risk to Avantair’s business and prospects.

As part of the Company’s business strategy, Avantair has historically sold and flown only Piaggio Avanti aircraft. The type of aircraft sold and operated by Avantair is the product of a single manufacturer. If the Piaggio Avanti manufacturer faced production delays due to, for example, natural disasters or labor strikes, Avantair may experience a significant delay in the delivery of previously ordered aircraft and parts, which would adversely affect its revenue and profitability and could jeopardize its ability to meet the demands of its program participants. Effective April 2012, Avantair executed a Parts Agreement with the Piaggio Avanti aircraft manufacturer, which further increased Avantair’s reliance on this manufacturer. This agreement includes exclusivity with respect to sourcing certain parts from Piaggio, stipulated service levels, and penalties for the manufacturer’s failure to meet agreed upon service levels. Although Avantair could choose to operate aircraft of other types, such a change would involve substantial expense to the Company and could disrupt the Company’s business activities. Avantair has limited alternatives for sources of new aircraft.

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

An accident or incident involving one of Avantair’s aircraft could involve significant potential claims of injured passengers or others in addition to repair or replacement of a damaged aircraft and its consequential temporary or permanent loss from service. Although Avantair believes it currently maintains liability insurance in amounts and of the type generally consistent with industry practice, the amount of such coverage may not be adequate and Avantair may be forced to bear substantial losses from an accident. Substantial claims resulting from an accident in excess of Avantair’s related insurance coverage would harm its business and financial results. Moreover, any aircraft accident or incident, even if fully insured, could cause a public perception that Avantair or the Piaggio Avanti aircraft is less safe or reliable than the aircraft of our competitors, which would harm Avantair’s business. In addition, any accident involving the Piaggio Avanti aircraft type, even if the aircraft involved is not operated by Avantair, could also cause a public perception that Avantair or the Piaggio Avanti aircraft is less safe or reliable than the aircraft of our competitors, which would harm Avantair’s business.

The fractional aircraft industry is competitive.

Avantair competes with national airlines, regional airlines, charter carriers, other fractional aircraft ownership operators, and particularly on shorter routes, ground transportation. According to AvData, the North American fractionally-owned fixed-wing aircraft fleet has grown from eight aircraft in 1986 to an aggregate of 914 aircraft as of July 2012. According to AvData, five companies - NetJets, Flight Options, FlexJet, CitationAir, and Avantair - account for approximately 90% of the total market for fractional aircraft, based on unique owners. Among the five major fractional airline companies, NetJets has a market share of approximately 50.0% and Flight Options, FlexJet, CitationAir have a combined market share of approximately 28.0%. According to AvData, as of July 2012, Avantair had an overall market share of 12.0%. However, in the light-cabin category in which it competes, Avantair has a market share of approximately 35.0%, the largest among the five major fractional airline companies.

Many of Avantair’s competitors have been in business far longer than Avantair and have significantly greater financial stability, access to capital markets and name recognition. In addition, some of our competitors offer a greater selection of aircraft (including jet aircraft), some of which permit program participants to fly greater distances or at greater speeds, travel with a greater number of passengers and on shorter advance notice before flying. Unanticipated shortfalls in expected revenue as a result of price competition or in delivery delays by suppliers would negatively impact our financial results and harm Avantair’s business. There is no assurance that Avantair will be able to successfully compete in this industry.

Avantair’s business is subject to extensive government regulation, which can result in increased costs, delays, limits on its operating flexibility and competitive disadvantages.

Commercial aircraft operators are subject to extensive regulatory requirements. Many of these requirements result in significant costs. For example, the FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft, and compliance with those requirements drives significant expenditures.

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

Avantair is highly dependent on its computer systems and call center software to operate its business. The systems and software on which Avantair relies to manage the scheduling and monitoring of its flights could be disrupted due to events beyond Avantair’s control, including natural disasters, power failures, terrorist attacks, equipment failures, software failures and computer viruses and hackers. Any substantial or repeated failure of Avantair’s systems or software could impact Avantair’s operations and customer service, result in a disruption in flight scheduling, the loss of important data, loss of revenue, increased costs and generally harm its business. Moreover, a catastrophic failure of certain of Avantair’s vital systems could limit its ability to operate flights for an indefinite period of time, which would have a material adverse impact on Avantair’s business.

Sales of fractional interests, Axis Lease program leases and flight hour cards in excess of available fleet capacity could adversely affect Avantair’s business.

Since fractional shareowners generally desire to enter a fractional program when they make their decision to purchase a fractional share, it is difficult for a fractional operator to pre-sell many shares in advance of receipt of additional aircraft. Flight hour card participants and Axis Lease program lessees often likewise purchase their flight hour cards or leases and begin utilizing the services within a short time thereafter. An aircraft fleet provides a finite level of capacity, and the addition of significant additional share owners, lessees and flight hour card users to the usage base may require an increase in charter usage, which may not be economical. If Avantair does not adequately manage the sales process and sells shares, leases or flight hour cards in excess of its available capacity, its business could be adversely affected.

Avantair’s business could be adversely affected by a failure to attract and retain qualified pilots and other operations personnel. In addition, if any of our pilot or mechanic personnel groups were to establish a collective bargaining agreement, it may increase the Company’s operational costs.

Avantair’s ability to attract and retain qualified pilots, mechanics, and other highly trained personnel will be an important factor in determining Avantair’s future success. Many of Avantair’s program participants require pilots of aircraft that service them to have high levels of flight experience. The market for these experienced and highly trained personnel is extremely competitive. If Avantair is unable to attract and retain such persons, flight operations may be disrupted, which could have a negative effect on its results.

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

Participating in private air travel through Avantair’s fractional ownership, Axis Lease and flight hour card programs are likely considered a luxury item to consumers, especially compared to the costs associated with commercial air travel. As a result, a general downturn in economic, business and financial conditions, including the current recession, inflation and higher interest rates, could have an adverse effect on consumers’ spending habits and could cause them to travel less frequently and, to the extent they travel, to travel using commercial air carriers or other means considered to be more economical than owning a fractional interest, participating in the Axis Lease program or purchasing a flight hour card.

Since 2008 and in connection with weakened macroeconomic conditions, the corporate and executive jet aviation industry, and companies that utilize corporate jets, has come under more intensified political and media scrutiny. In 2008, the political administration criticized U.S. automobile executives for their use of corporate aircraft in connection with providing congressional testimony. Since then, the political administration has indicated that it may curtail tax incentives and increase fees related to private aviation. If this were to occur, it could harm the fractional aircraft industry, our financial condition and our results of operations.

The operation of aircraft is dependent on the price and availability of fuel. Continued periods of historically high fuel costs may materially adversely affect Avantair’s operating results.

Avantair’s operating results may be significantly impacted by changes in the availability or price of fuel for aircraft operated by Avantair. Fuel prices have fluctuated significantly since 2004 and although Avantair is currently able to obtain adequate supplies of fuel, it is impossible to predict the price of fuel. Political disruptions or wars involving oil-producing countries, changes in government policy, changes in fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages and additional fuel price increases in the future. Furthermore, Avantair bears the entire cost of fuel when repositioning aircraft, together with the cost of fuel in excess of a minimum amount charged to the program participants in accordance with their respective agreement. There can be no assurance that Avantair will be able to fully recover its increased fuel costs by passing these costs on to its program participants. In the event that Avantair is unable to do so, Avantair’s operating results will be adversely affected.

Avantair’s reliance on current laws and regulations with respect to the opportunity to conduct sales with foreign program participants and flights to currently permitted areas poses a significant risk to its business prospects.

Avantair’s revenue and profitability are based in part on current laws and regulations by the federal government of the United States and the agencies thereof, including but not limited to the Department of Homeland Security, the Department of State, the Department of Commerce and the Department of the Treasury, allowing sales to and provision of services for foreign persons and flights to foreign locations that are permissible under current laws and regulations. Modification of such statutes and regulations could pose a significant risk to Avantair’s business operations by reducing the pool of potential program participants through the preclusion of foreign persons and the locations of permissible flights.

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

Failure to maintain effective internal controls over financial reporting may lead investors and other users to lose confidence in our financial data.

Maintaining effective internal controls over financial reporting is necessary for the Company to produce reliable financial statements. In evaluating the effectiveness of its internal controls over financial reporting in connection with the preparation of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, management concluded that there were material weaknesses in internal control over financial reporting related to accounting for various items, including gross vs. net revenue recognition, prepaid fuel, accounts payable and property and equipment. These material weaknesses led to the need for the restatement of the Company’s financial statements for the year ended June 30, 2011, together with financial statements for the quarters ended September 30, 2010, December 31, 2010, March 31, 2011, September 30, 2011, December 31, 2011 and March 31, 2012.

The Company is in the process of remediating these material weaknesses and has, among other things, augmented its finance team and is implementing and modifying certain accounting procedures. If the Company fails to remediate these material weaknesses or fails to otherwise maintain effective controls over financial reporting in the future, it could result in a material misstatement of its financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in the Company’s financial statements.

Risks Related to Our Common Stock

There will be a substantial number of shares of Avantair’s common stock available for sale in the future that may be dilutive to its current stockholders and may cause a decrease in the market price of its common stock.

As of June 30, 2012, the Company had 26,497,468 shares of common stock outstanding, 1,771,033 shares of common stock available for future issuance under its Amended and Restated 2006 Long-Term Stock Incentive Plan (“2006 Long-Term Stock Incentive Plan”) and warrants to purchase 2,373,620 shares outstanding. In addition, as of June 30, 2012, the Company has 152,000 shares of Series A Convertible Preferred Stock outstanding. As of June 30, 2012, the Company has 4,251,857 shares of common stock reserved for issuance upon the conversion of the outstanding shares of Series A Convertible Preferred Stock. As a result of the sales of shares consummated on June 30, September 25, and October 16, 2009, the conversion price of the Series A Convertible Preferred Stock was reduced from $5.15 per share to $3.57 per share.

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

Avantair’s shares of common stock may become subject to the United States Securities and Exchange Commission’s (“SEC”) penny stock rules and broker-dealers may experience difficulty in completing customer transactions and trading activity in its securities may be adversely affected.

If at any time Avantair has net tangible assets of $5.0 million or less and its shares have a market price per share of less than $5.00, transactions in its ordinary shares may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

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

If the Company’s shares of common stock become subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in the Company’s securities may be adversely affected. As a result, the market price of the securities may be depressed, and it may be more difficult for stockholders to sell their securities.

Avantair has been unable to receive a listing of its securities on the NASDAQ Stock Market or another national securities exchange and this may make it more difficult for its stockholders to sell their securities or for the Company to raise additional capital through the sale of its securities.

Shares of Avantair’s common stock and units are currently traded in the over-the-counter market and quoted on the Over –the-Counter Bulletin Board (“OTCBB”). The Company’s common stock and units are not currently eligible for inclusion in the NASDAQ Stock Market. If the Company is unable to receive a listing or approval of trading of securities on the NASDAQ Stock Market or another national securities exchange, then it may be more difficult for stockholders to sell their securities.

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

In some cases, including all current international operations, Avantair is deemed to transport persons or property by air for compensation, and Avantair is regulated accordingly by the FAA and the U.S. Department of Transportation as an on demand air carrier. Therefore, to comply with restrictions imposed by U.S. aviation laws on foreign ownership of air carriers, the Company’s certificate of incorporation and bylaws have been amended to reflect that at least 75.0% of its voting stock is required to be held by U.S. citizens. Although Avantair’s amended and restated certificate of incorporation contains provisions limiting non-U.S. citizen ownership of its voting stock, Avantair could lose its operating certificate, which allows it to conduct aircraft operations in the U.S., if such provisions prove unsuccessful in maintaining the required level of citizen ownership. Such loss would have a material adverse effect on Avantair. If Avantair determines that persons who are not citizens of the U.S. own more than the permitted percentage, currently 25.0%, of Avantair’s voting stock, Avantair may redeem such stock or, if redemption is not permitted by applicable law or Avantair’s Board of Directors, in its discretion, elects not to make such redemption, the Company may restrict the voting rights of such excess shares. The required redemption would be at a price equal to the average closing price during the preceding 10 trading days, which price could be materially different from the current price of the common stock, or if the Company’s common stock is not traded or quoted, at a price equal to the fair market value as determined in good faith by Avantair’s Board of Directors, in each case, plus the amounts of any dividends or other distributions which may be owed to the stockholder. Avantair’s Board of Directors has not adopted a formula for determining fair market value as the Company’s common stock is currently traded and quoted. If a non-U.S. citizen purchases the voting stock, there can be no assurance that their stock will not be redeemed, which redemption could result in a material loss, or that they will be able to exercise full voting rights with respect to such voting stock. Such restrictions and redemption rights may make Avantair’s equity securities less attractive to potential investors, which may result in Avantair’s publicly traded voting stock having a lower market price than it might have in the absence of such restrictions and redemption rights.

Item 2. Properties

Avantair leases its corporate headquarters and hangar space, which is approximately 125,000 square feet at 4311 General Howard Drive, Clearwater, Florida under one lease that expires on September 2021, with the option to extend until September 2025. In addition, Avantair currently leases the following principal properties:

•

Approximately 65,258 square feet of office and hangar space at 575 Aviation Drive, Camarillo, California under a lease that expires on August 1, 2021. The Company is negotiating the sale of its FBO operations in California, resulting in the Company entering into a non-binding letter of intent to sell this business to an unrelated third party, which is expected to occur in October 2012. There can be no assurance that this transaction will be completed; and

•	Approximately 5,880 square feet of office and hangar space at 7515 Lemon Avenue, Dallas, Texas under a lease that expires December 14, 2013.

Item 3. Legal Proceedings

From time to time, the Company is party to various legal proceedings in the normal course of business. It is expected that these claims would be covered by insurance subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. As of June 30, 2012, there were no legal proceedings which the Company would anticipate having a material adverse effect on its financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Avantair’s common stock is traded on the OTCBB under the symbol AAIR. The following table sets forth the range of high and low bid prices for the common stock for the periods indicated. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Common Stock
	High	Low
2011
First Quarter	$3.10	$2.10
Second Quarter	2.75	2.05
Third Quarter	2.64	2.25
Fourth Quarter	2.35	1.71

2012
First Quarter	2.25	0.95
Second Quarter	1.50	0.56
Third Quarter	1.33	0.75
Fourth Quarter	1.03	0.55

Stockholders

As of September 28, 2012, there were approximately 63 shareholders of record of the 26,701,634 outstanding shares of common stock.

Dividends

The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain all future earnings, if any, for use in the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. The declaration and payment of any dividends in the future will be determined by our board of directors, in its discretion, and will depend on a number of factors, including our earnings, capital requirements and overall financial condition.

EQUITY COMPENSATION PLANS

The following table sets forth information regarding the Company’s Equity Compensation Plan as of June 30, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,147,800	$2.82	1,771,033
Equity compensation plans not approved by security holders	—	—	—

Total	1,147,800	$2.82	1,771,033

The maximum number of shares of Avantair’s common stock issuable in connection with the 2006 Long-Term Incentive Plan (sometimes referred to as “the Plan”) may not exceed 3,500,000 shares. There are 1,147,800 shares subject to issuance upon exercise of outstanding stock options; 581,167 shares have been issued with respect to awards of restricted stock; and 1,771,033 remain available for future issuance under the Plan.

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

On October 16, 2009, pursuant to an agreement between EarlyBird Capital (“EBC”) and the Company, in consideration for services rendered as placement agent for the Company’s June, September and October 2009 private placements, the Company issued to EBC and its affiliates 455,887 fully vested warrants with a June 30, 2012 expiration date. Each warrant permitted the holder to purchase one share of the Company’s common stock at an exercise price of $1.05 per share. The shares issuable upon exercise of the warrants were entitled to registration rights under the October 2009 Registration Rights Agreement. The Company had the option to redeem warrants at any time on or after October 16, 2011 at the price of $0.01 per warrant, provided that the volume weighted average price of the Company’s common stock has been at least 200.0% of the exercise price of a warrant for any twenty trading days during any consecutive thirty trading day period ending on the third trading day preceding the date of the notice of redemption. The Company did not redeem any of these warrants on or after October 16, 2011 through the date of warrant expiration on June 30, 2012. These warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering. In November 2010, the Company, as part of a cashless transaction, exchanged 18,000 outstanding warrants that had been issued to EBC for an aggregate of 10,687 shares of common stock. On June 30, 2012, the remaining outstanding warrants issued to EBC and its affiliates in the amount 437,887 expired. Further, the Company did not redeem any of these outstanding warrants prior to their expiration.

During the second quarter of fiscal year 2010, the Company transferred its rights to purchase four Piaggio Avanti II aircraft to LW Air pursuant to the existing aircraft purchase agreement between the Company and Piaggio America, Inc. Upon delivery of the aircraft, Piaggio America returned $2.6 million of deposits previously paid on the aircraft by the Company. Simultaneous with this transaction, the Company entered into an eight-year management agreement for those aircraft and the Company issued 2,373,620 warrants to Lorne Weil, the Managing Member of LW Air.

The warrants issued in conjunction with the LW Air transactions, provide for the purchase of 2,373,620 shares of the Company’s common stock at an exercise price of $1.25 per share. The warrants expire on October 16, 2012, and the warrants and any underlying shares purchased upon exercise of the warrants may not be sold, transferred, assigned or hypothecated, in whole or in part, at any time on or prior to October 16, 2011, other than to an affiliate of the warrant holder. The Company may redeem the warrants held by Lorne Weil at any time on and after October 16, 2011 at the price of $0.01 per warrant, provided that the volume weighted average price of the Company’s common stock has been at least 300.0% of the exercise price of a warrant for any twenty trading days during any consecutive thirty trading day period ending on the third trading day preceding the date of the notice of redemption. These warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering. Subsequent to June 30, 2012, the Company entered into an Amended and Restated Warrant Agreement; refer to “Recent Developments” for further discussion.

Item 6. Selected Financial Data

Not applicable for smaller reporting companies.

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

Overview

Avantair, Inc. and its subsidiaries (the “Company” or “Avantair”) are in the business of providing private aviation services through three primary flight service programs:

(i) the sale of fractional ownership interests through the Fractional Ownership program;

(ii) the lease of fractional interests through the Axis Lease program; and

(iii) the sale of flight hour cards through the Edge Card program.

Collectively, participants in each of these programs are referred to herein as “program participants”. These services are provided to program participants on the Company’s managed aircraft fleet for business and personal use. Avantair’s core strategic focus is providing its program participants with the highest level of safety, service and satisfaction. In addition to providing private aviation services, Avantair provides limited fixed based operation (“FBO”) services in Clearwater, Florida and Camarillo, Camarillo. The Company is currently negotiating the sale of its FBO operations in California, resulting in the Company entering into a non-binding letter of intent to sell this business to an unrelated third party, which is expected to occur in October 2012. There can be no assurance that this transaction will be completed. Effective December 2011, the Company closed its limited FBO services in Caldwell, New Jersey. The Company also leases a facility in Dallas, Texas, which is used to perform maintenance on the Company’s aircraft.

As of June 30, 2012, Avantair operated 57 aircraft within its fleet, which is comprised of 45 fractionally-owned aircraft, six company-owned core aircraft and six leased and company-managed aircraft.

Avantair generates revenue primarily through the sale and lease of fractional ownership interests in aircraft, by providing management and maintenance services related to those aircraft and through the sale of flight hour cards providing either 15, 25 or 50 hours of flight time per year. The Company markets fractional ownership interests to individuals and businesses, generally with a minimum share size of a one-sixteenth ownership interest, which the Company refers to as the Fractional Ownership program. Under management and maintenance agreements with fractional owners and lessees, Avantair provides pilots, maintenance, fuel and hangar space for the aircraft in exchange for a fixed monthly fee.

In response to market conditions and to provide further alternatives for private air travel, the Company initiated the Axis Lease program effective February 2011. The Axis Lease program, which offers various lease terms up to ten years and a minimum of 50 hours per year, offers many of the same benefits as the Fractional Ownership program. The Axis Lease program requires monthly lease payments, together with a management and maintenance agreement similar to that of the Fractional Ownership program.

Avantair’s Edge Card program, offers access to blocks of flight hours ranging from 15, 25 or 50 hours of flight time. Once the card holder has exhausted the hours purchased, neither the card holder nor the Company has any further obligations to each other.

Avantair’s Axis Club Membership program, which was replaced by the Axis Lease program effective March 2011, offered access to blocks of flight hours for a three year membership fee of $75,000. The program required Axis Club members to purchase a minimum of three 25 hour flight hour cards over a three year period. This program also allowed for club membership fees to be applied towards the purchase of a fractional ownership interest.

Avantair presently sources all of its aircraft from a single manufacturer, Piaggio America, Inc. (“Piaggio”). As of June 30, 2012, Avantair had contractual commitments to purchase 48 additional Piaggio Avanti II aircraft through 2013 with a mutual understanding that the aircraft delivery dates and any related payments can be extended. The total commitment if exercised during the period, including a proposed price escalation, is valued at approximately $305.1 million, net of deposits paid on future aircraft deliveries of $6.4 million. Avantair believes that the pricing structure afforded by utilizing the Piaggio

Avanti aircraft allows Avantair to attract a program participant desiring quality at a lower price point than its competitors. Offering the cabin cross section of a mid-size aircraft and the fuel efficiency of a turboprop, along with no hourly fees, allows Avantair to lower the cost of private air travel for a broader range of individuals and businesses.

The Company’s primary sources of operating funds are the collection of the following:

•	management and maintenance fees from fractional owners and lessees;

•	lease fees;

•	sale of fractional ownership shares; and

•	sale of flight hour cards

Revenue for sales by product category can be found in the accompanying consolidated statements of operations for the fiscal years ended June 30, 2012 and 2011, respectively. Sales units by product category are as follows:

	Unit Sales for the Three Months Ended
	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012	FY 2012	FY 2011
New Fractional Ownership program shares sold	1.0	1.0	6.5	—	8.5	19.0
Axis Lease program shares leased	26.0	16.5	11.5	14.5	68.5	30.5
Axis Club Memberships (1)	1.0	—	—	—	1.0	31.0
Flight hour cards	110.0	83.0	82.0	83.0	358.0	461.0

(1)	Replaced by Axis Lease program in March 2011

Cost Saving Initiatives

During the first quarter of fiscal year 2012, the Company began the implementation of a series of cost saving initiatives to reduce fixed costs. These initiatives will continue to have no impact to the safety of flight operations, which is the Company’s highest priority. These initiatives continued throughout fiscal year 2012 and included:

•	a reduction in force involving approximately 25 employees, primarily in the Company’s FBO operations;

•	elimination of the Company’s satellite marketing office and related expenses;

•	renegotiation of the Company’s Clearwater, FL lease;

•	closure of the Company’s limited FBO operations in New Jersey;

•	organization and personnel changes within the sales and finance departments, discussed in further detail in Employee Termination and Other Costs section below; and

•	other negotiations with key vendors designed to drive operating and performance efficiencies.

Since July 2012, the Company expanded its cost saving initiatives toward its goal of positive earnings and improved cash flows. These initiatives will continue to have no impact to the safety of flight operations, which is the Company’s highest priority. Recent cost saving initiatives include:

•	improving financing terms and reducing debt service obligations related to any new, and many of the existing aircraft financing obligations;

•	reducing compensation expense for Senior Management, as well as applying measures more broadly throughout the organization;

•	reducing compensation to non-employee directors of the Company’s Board of Directors;

•

implementing plans designed to reduce fuel expense by dissemination of process guidelines and real-time tracking of fuel usage on all flights together with renegotiation of fuel purchase contracts with key vendors;

•

lower maintenance costs resulting from strategically planning scheduled maintenance checks at our facilities, which in turn will reduce third party vendor costs, and optimizing parts inventory to reduce downtime and improve efficiency;

•

negotiating the sale of its FBO operations in California, resulting in the Company entering into a non-binding letter of intent to sell this business to an unrelated third party, which is expected to occur in October 2012. There can be no assurance that this transaction will be completed; and

•

continuing a series of broader efforts throughout the organization, including examination of back office functions to further reduce costs associated with shipping, supplies, travel expense and consulting fees.

Employee Termination and Other Costs

During the third quarter of fiscal year 2012, the Company developed and implemented plans to improve sales performance and deliver efficiencies within the finance department, as referenced in the Cost Saving Initiative section above. These plans were evaluated and recorded in accordance with ASC 420 “Exit or Disposal Cost Obligations” (“ASC 420”). In connection with the changes in the sales and finance departments, the Company incurred various costs and obligations, including severance payouts to employees and other related charges. The Company expects total costs associated with these activities to be approximately $1.0 million. For the year ended June 30, 2012, the Company recognized approximately $1.0 million in the accompanying consolidated statements of operations as employee termination and other costs. The Company completed these changes during the fourth quarter of fiscal year 2012, and, as a result, does not expect to incur additional expense subsequent to June 30, 2012. As of June 30, 2012, the liability attributable to unpaid employee termination and other expense was approximately $0.2 million, representing a reduction of approximately $0.2 million from the unpaid employee termination and other expense liability as of March 31, 2012, which was $0.4 million. The reduction in liability represents amounts paid during the three month period ending June 30, 2012. This liability is included in accrued liabilities in the accompanying consolidated balance sheet.

Aircraft Incident

In November 2011, one of the Company’s fractionally-owned aircraft, a 2007 Piaggio P-180, was involved in an incident (“Aircraft Incident”), following which the aircraft was declared a total loss by the Company’s insurer. Only minor injuries were sustained by the passengers and crew. The Company was required to maintain insurance on the aircraft that covered its replacement value, which was estimated to be $4.8 million. During December 2011, the Company received $6.5 million of insurance proceeds which were initially recorded as an accrued liability as of December 31, 2011. The additional insurance proceeds were a result of the Company insuring its aircraft in excess of the replacement value to reimburse the Company for expenses associated with a reduction in available aircraft in its fleet, including, but not limited to, costs incurred for chartered flights, repositioning aircraft to accommodate owner’s requirements, and maintenance costs associated with higher flight hours on the remaining fleet. These proceeds offset similar expenses during the third and fourth quarters of fiscal year 2012, and are expected to offset similar expenses in the first quarter of fiscal year 2013. The fractional ownership documents permit the Company to replace the aircraft on behalf of the fractional owners with another aircraft that is substantially similar and has a market value approximately equal to or greater than the market value of the 2007 Piaggio P-180 involved in the Aircraft Incident. During the third and fourth quarters of fiscal year 2012, the Company purchased the fractional owners’ interest in the aircraft, and simultaneously, the fractional owners of the 2007 Piaggio P-180 entered into new fractional ownership documents for a substantially similar replacement aircraft interest. During the third and fourth quarters of fiscal year 2012, the Company paid a total of approximately $4.8 million and transferred 16.0 fractional shares in connection with this incident. As of June 20, 2012, the insurance proceeds liability was approximately $0.4 million, and is included in accrued liabilities in the accompanying consolidated balance sheet. In accordance with Accounting Standards Codification (“ASC”) 225 “Income Statement” (“ASC 225”), there was no gain or loss recognized in connection with the loss of this aircraft.

Critical Accounting Policies and Estimates

Avantair’s discussion and analysis of its financial condition and results of operations for the purposes of this document are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Avantair’s significant accounting policies are presented in Note 2 to its audited consolidated financial statements, and the following summaries should be read in conjunction with the financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. While all accounting policies affect the financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of the financial statements and results of operations and that require Avantair’s management’s most subjective or complex judgments and estimates. Avantair’s management believes the policies that fall within this category are the policies related to revenue recognition, aircraft costs related to fractional sales, use of estimates, capital assets, impairment of long-lived assets, income taxes and loss per share. The judgments, or the methodology on which the judgments are made, are reviewed by management with the Audit Committee.

In January 2011, the Company changed its estimate of its depreciable life of its core aircraft to 20 years from its original seven year life. This change in estimate was based upon an evaluation of the aircrafts’ actual service life. This change in estimate was adopted prospectively, in accordance with ASC 250.

The Company’s strategy is to maintain and operate its aircraft for at least 10 years. The 20 year life is representative of the full service life of the aircraft, not an increase in the period that the Company intends to maintain and operate the aircraft.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts of approximately $1.3 million and $0.2 million as of June 30, 2012 and 2011, respectively, for estimated losses arising from the inability of its program participants to make required payments. The Company’s estimate is based on factors surrounding the credit risk of certain clients, historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change if the financial condition of the Company’s program participants were to deteriorate, resulting in a reduced ability to make payments.

Prepaid Pilot Training

Prior to the fourth quarter of fiscal year 2012, the costs related to the training of pilots as required by Federal Aeronautic Regulations were capitalized and amortized over the twelve month certification period. During the fourth quarter of fiscal year 2012, the Company changed its accounting estimate for pilot training costs to expense such costs in the period incurred. In conjunction with this change in accounting estimate, in the fourth quarter of fiscal year 2012, the Company expensed the prepaid pilot training balance of $1.0 million to cost of flight operations in the accompanying consolidated statements of operations. Beginning in fiscal year 2013, the Company will expense all pilot training costs in the period incurred.

Property and Equipment

Property and equipment is recorded at cost and primarily consists of aircraft which are not fractionalized. Depreciation and amortization is computed using the straight-line method over the following useful lives:

Aircraft	5 - 20 years
Office equipment and furniture and fixtures	5 - 7 years
Flight management software/hardware	5 years
Vehicles	5 years
Improvements	Lesser of estimated useful life or the term of the lease

Cost and related accumulated depreciation on assets retired or disposed of are removed from the accounts and any resulting gains or losses are credited or charged to income.

Expenditures for maintenance and repairs of property and equipment are expensed as incurred. Major improvements and interest costs relating to borrowings made for the acquisition of aircraft are capitalized. Modifications that enhance the operating performance or extend the useful lives of airframes or engines on core aircraft are capitalized and depreciated over the remaining estimated useful life of the asset or the remaining lease term, whichever is shorter.

In January 2012, the Company sold one of its aircraft, a Piper Meridian, for a purchase price of $672,000 less repair costs required in connection with the sale of approximately $44,000. As the aircraft was fully depreciated, the sale resulted in a gain of approximately $628,000, which is recorded in gain on sale of asset in the accompanying consolidated statements of operations. Additionally, in June 2012, the Company wrote-down $0.7 million related to various fixed assets that are no longer being used.

In April 2009, in accordance with ASC 605-25, two aircraft were purchased, recorded as an asset and the costs of the aircraft amortized over the maintenance and management agreement, as the shares were sold. During the fourth quarter of fiscal year 2011, the unsold shares for these same two aircraft were transferred into property and equipment as the shares were designated to be sold with a residual value guarantee, giving rise to recognition under ASC 840. This transfer was considered to be a non-cash investing activity. The carrying value of the amount transferred into property and equipment was based on the book value of the unsold shares of the aircraft.

The carrying value of property and equipment to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360 “Property, Plant and Equipment.” Although the Company recognizes that it has incurred net losses since inception, these net losses have been much less significant than in prior periods and its cash flow from operations have been positive. Additionally, there has been no material deterioration in the total program participant base and related program participant contracts, though the Company has seen a decrease in new fractional share sales corresponding with the Company’s February 2011 introduction of its Axis Lease program. For these reasons, the Company does not believe there have been events or changes in circumstances in accordance with ASC 360 that would indicate an impairment analysis is required. The Company believes projected cash flows generated by its aircraft are sufficient to cover the carrying value of all of its asset groups and, as such, the Company determined that its property and equipment was not impaired as of June 30, 2012.

Goodwill

The Company accounts for goodwill and other intangible assets under ASC 350 “Intangibles — Goodwill and Other” (“ASC 350”). ASC 350 eliminates the amortization of goodwill and certain other intangible assets and requires an evaluation of impairment by assessing qualitative factors, and if necessary, applying a fair-value based test. The goodwill impairment test requires qualitative analysis to determine whether is it more likely than not that the fair value of a reporting unit is less than the carrying amount, including goodwill. An indication of impairment through analysis of these qualitative factors initiates a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company’s reporting units based on discounted cash flow models using revenue and profit forecasts and comparing the estimated fair values with the carrying values of the Company’s reporting units which include the goodwill. If the estimated fair values are less than the carrying values, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of the Company’s “implied fair value” requires the Company to allocate the estimated fair value to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value.

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

Revenue Recognition

Avantair is engaged in the sale, lease and management of fractional ownership interests of professionally piloted aircraft for personal and business use and access to its aircraft fleet through either 15, 25 or 50 hour flight hour cards. When an owner purchases a fractional share or enters into a lease of a fractional share through the Company’s Axis Lease program (introduced in February 2011), they are also required to enter into a management and maintenance agreement which grants the owner the right to the use of the aircraft for a specified number of hours each year. Under the terms of the management and maintenance agreement, the Company agrees to manage, operate and maintain the aircraft on behalf of the owner in exchange for a fixed monthly fee.

Flight activity and other ancillary billing includes revenue related to billings to the program participants for reimbursable costs incurred by the Company. These reimbursable cost include, but are not limited to, fuel, flight fees, maintenance costs required by Airworthiness Directives or Service Bulletins as mandated by the FAA and not covered by the regular maintenance provided for in the management and maintenance agreement, aircraft upgrades and other ancillary charges. Flight activity and other ancillary billing are recorded on a gross basis as revenue in accordance with ASC 605-45 “Principal Agent Considerations” (“ASC 605-45”).

Fractional Aircraft Shares Sold

Fractional shares are typically sold as one-sixteenth shares and require upfront payment for an undivided interest in the aircraft. Upon the purchase of a fractional share, the owner receives title to their interest in the aircraft. The ownership period is indefinite. Revenue for these types of transactions is included in fractional aircraft shares sold in the accompanying consolidated statements of operations.

Revenue from the sale of fractional aircraft shares sold before July 1, 2010 was deferred at the time of sale and is recognized ratably over the term of the related management and maintenance agreement in accordance with ASC 605-25 “Multiple-Element Arrangements” (“ASC 605-25”). Revenue from the sale of fractional shares sold after June 30, 2010 are recognized at the time of sale upon adoption of Accounting Standards Update (“ASU”) 2009-13 “Multiple-Deliverable

Revenue Arrangements”, which updates ASC 605-25. Seven and one-half fractional aircraft shares were sold during the year ended June 30, 2012 requiring recognition under this guidance. Had these share sales been accounted for under the prior revenue recognition policy, the impact in the current year would have been a decrease of $2.7 million in revenue related to fractional aircraft shares sold.

During fiscal year 2011, the Company initiated a promotion that offered the sale of select fractional shares which provided a repurchase guarantee at the expiration of the related seven year management and maintenance agreements. The guarantee may be exercised at the owner’s option for a determined percent of the original purchase price. The Company discontinued this residual guarantee program in October 2011, but prior to this date, the Company sold one share during fiscal year 2012. Sales through this promotion have been accounted for as operating leases in accordance with ASC 840 “Leases” and the related revenue earned (less the guaranteed residual value) is recognized ratably over the term of the management and maintenance agreement. At June 30, 2012, guarantees under this program totaled approximately $4.8 million and are included in deferred revenue related to fractional aircraft share sales.

Lease Revenue

Lease revenue includes fractional share lease revenue from the Company’s Axis Lease program. The lease of a fractional share allows a program participant to lease an interest in the aircraft from the Company in exchange for a monthly lease charge. Unlike the purchase of a fractional ownership interest, program participants do not take title to the aircraft at any point in time. Lease terms typically range from two to ten years.

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

Management and Maintenance Agreements

Fractional owners and lessees are required to enter into a management and maintenance agreement, which grants the program participant the right to use the aircraft for a specified number of hours each year for a fractional owner, and each month for a fractional lessee.

Revenue earned in connection with the management and maintenance agreements with fractional share owners is recognized monthly over the term of the agreement. If a fractional share owner prepays their management and maintenance fee for a period of one year or longer, the prepayment is recorded as unearned revenue and amortized into revenue on a monthly basis.

Revenue earned in connection with the management and maintenance agreements with Axis Lease program lessees is recognized monthly over the lease term. If an Axis Lease program lessee prepays their management and maintenance fee for a period of one year or longer, the prepayment is recorded as unearned revenue and amortized monthly over the lease term.

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

Flight hour card and Axis Club Membership Revenue

Flight hour card revenue. The Company sells access to its aircraft fleet through either a 15, 25 or 50 hour flight hour card for flight time without the requirement to purchase an ownership interest in an aircraft. The card holder pays the Company the entire amount in advance of access to the aircraft fleet. The Company defers the entire amount paid and recognizes revenue on an incremental basis as flight hours are flown.

Axis Club Membership revenue. In February 2009, the Company initiated the Axis Club Membership program. The Axis Club Membership program offered program participants access to blocks of flight time at a discount from standard flight hour card rates for a set, three year membership fee. The program required that Axis Club members purchase a minimum of three 25 hour blocks of flight hour cards. Axis Club Membership fees were paid in advance, deferred and recognized as revenue over the shorter of the three year membership term or the period of time it took the maximum number of cards to be purchased. Payment for flight hour cards sold through the Axis Club Membership program were collected from members in advance of access to the aircraft fleet, deferred and recognized as revenue on an incremental basis as flight hours were flown. The Axis Club Membership program was replaced by the Axis Lease program effective March 2011.

Flight Activity and Other Ancillary Billing

Flight activity and other ancillary billing includes revenue related to billings to the program participants for reimbursable costs incurred by the Company. These reimbursable cost include, but are not limited to, fuel, flight fees, maintenance costs required by Airworthiness Directives or Service Bulletins as mandated by the FAA and not covered by the regular maintenance provided for in the management and maintenance agreement, aircraft upgrades and other ancillary charges. The Company accounts for flight activity and other ancillary billing on a gross basis in accordance with ASC 605-45, as the Company meets the specified criteria as a principal in transactions between the Company and its program participants.

Other Revenue

Other revenue is comprised primarily of revenue from demonstration flights, the sale of the Company’s previously owned fractional aircraft shares, remarketing fees, and revenue from the sale of fuel and rental of hangar space at the Company’s FBO facilities. Demonstration revenue is earned when the prospective program participants are flown on an aircraft to demonstrate the quality and capabilities of the aircraft. The Company charges the prospective program participant an hourly rate and requires payment prior to the demonstration flight. The Company recognizes revenue related to these demonstration flights when the flight is completed. Revenue from the sale of the Company’s previously owned fractional aircraft shares are recorded similar to the sale of new fractional aircraft shares. Remarketing fees are recognized when the Company sells a third party used aircraft shares on a program participant’s behalf. FBO related revenue from fuel sales and hangar rentals are recorded when goods are delivered or services are rendered.

Referral Incentive Hours

The Company accounts for the additional hours granted to program participants under the referral incentive program by expensing costs as they are incurred. Such costs have not been material to date.

Aircraft Costs Related To Fractional Sales

Aircraft costs relating to the sale of fractional aircraft shares sold before July 1, 2010 were deferred at the time of sale and are recognized ratably over the term of the related management and maintenance agreement in accordance ASC 605-25. Aircraft costs relating to the sale of fractional shares sold after June 30, 2010 are recognized at the time of sale upon adoption of ASU 2009-13, which updates ASC 605-25. Seven and one-half fractional aircraft shares were sold during the fiscal year ended June 30, 2012 requiring recognition under this guidance. Had these share sales been accounted for under the prior revenue and cost recognition policy, the effect in the current year would have been a decrease of $2.7 million in expense related to the cost of fractional aircraft shares sold.

During fiscal year 2011, the Company initiated a promotion that offered the sale of select fractional shares which provided a repurchase guarantee at the expiration of the related seven year management and maintenance agreements. The guarantee may be exercised at the owner’s option for a determined percent of the original purchase price. The Company discontinued this residual guarantee program in October 2011, but prior to this date, the Company sold one share during fiscal year 2012. Sales through this promotion have been accounted for as operating leases in accordance with ASC 840 “Leases” and the related costs were capitalized to property and equipment and depreciated over the 20 year useful life of the aircraft.

Aircraft costs, which are included in the accompanying consolidated balance sheet, are related to the sale of fractional shares before July 1, 2010 in accordance with ASC 605-25. These costs were deferred at the time of sale and are recognized ratably over the term of the related management and maintenance agreement. The short-term portion of these costs represents twelve months of unamortized expenses for the twelve month period following the period being filed. The long-term portion of these costs represents unamortized expenses greater than 12 months following the period being filed.

Maintenance Expense Policy

Expenses related to maintenance performed on both fractionalized and core aircraft related to engine overhauls, landing gears, refurbishments and other maintenance services that enhance the useful life of the aircraft are capitalized and depreciated or amortized over the useful life of the improvement. Other maintenance activities that do not enhance the useful life of the aircraft are expensed as incurred. Maintenance is performed in-house or by third party vendors, as applicable.

Fractionalized aircraft improvements are capitalized as other assets in the accompanying consolidated balance sheet and amortized over the lesser of the useful life of the improvement or the aircraft. The amortization of these costs is expensed in cost of flight operations in the accompanying consolidated statements of operations.

Core aircraft improvements are capitalized as property and equipment in the accompanying consolidated balance sheet and depreciated over the lesser of the useful life of the improvement, life of the aircraft or lease term. The depreciation of these costs is expensed in depreciation and amortization in the accompanying consolidated statements of operations.

The change in depreciable lives from 7 to 20 years will not lead to increased maintenance costs, therefore no increases have been factored into the Company’s most recent impairment analysis, see Property and Equipment section above.

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

Stock-Based Compensation

The Company has one stock-based compensation plan, the Amended and Restated 2006 Long-Term Incentive Plan (“2006 Long-Term Incentive Plan), which the Company’s shareholders approved, for employees, certain non-employees and non-employee directors. Stock-based awards under this plan may consist of common stock, common stock units, stock options, cash-settled or stock-settled stock appreciation rights, restricted stock and other stock-based awards. The Company issues common stock to satisfy stock option exercises or vesting of stock awards.

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

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with ASC 815 “Derivatives and Hedging” (“ASC 815”), which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts. The Company also considers ASC 815, which provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under ASC 815. The Company evaluates the conversion feature embedded in its Series A Convertible Preferred Stock based on the criteria of ASC 815 to determine whether the conversion feature would be required to be bifurcated from the Preferred Stock and accounted for separately as a derivative. Based on management’s evaluation, the embedded conversion feature did not require bifurcation and derivative accounting as of June 30, 2012.

Fair Value Measurements

The Company has adopted the provisions of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”), which defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period.

The fair value of the Company’s assets and liabilities that qualify as financial instruments under ASC 820, including cash and cash equivalents, cash-restricted, accounts receivable, accounts payable, accrued liabilities, unearned management fees and flight hour card revenue and short-term debt, are carried at cost, which approximates fair value due to the short-term maturity of these instruments. Long-term obligations approximate fair value, given management’s evaluation of the instruments’ current rates compared to market rates of interest and other factors.

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

During the fiscal years ended June 30, 2012 and 2011, the Company has elected not to use the fair value option permitted under ASC 820 for any of its financial assets and financial liabilities that are not already recorded at fair value.

Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the losses of the entity.

For the fiscal year ended June 30, 2012, a total of 7,924,286 share-equivalents of potentially dilutive securities were excluded from the calculation of diluted loss per share. These securities were comprised of the following:

•	2,373,620 warrants issued to Lorne Weil in conjunction with the LW Air transactions;

•

1,147,800 options to purchase shares of common stock were outstanding during the periods but were not included in the computation of diluted loss per common share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive as calculated under the treasury method promulgated by ASC 260 “Earnings Per Share” (“ASC 260”);

•	4,251,857 shares of common stock reserved for issuance upon the conversion of the outstanding shares of Series A Convertible Preferred Stock; and

•

151,009 shares of unvested restricted stock were not included in the computation as all necessary conditions for vesting had not yet been satisfied in accordance with ASC 260’s contingently issuable shares provision.

Further, the Company excluded 437,887 warrants issued to EBC in consideration for services rendered as placement agent for the Company’s June, September and October 2009 private placements, as these warrants expired on June 30, 2012.

For the fiscal year ended June 30, 2011, a total of 8,158,873 share-equivalents of potentially dilutive securities were excluded from the calculation of diluted loss per share. These securities were comprised of the following:

•	2,373,620 warrants issued to Lorne Weil in conjunction with the LW Air transactions;

•	437,887 warrants outstanding as of June 30, 2011 issued to EBC in consideration for services rendered as placement agent for the Company’s June, September and October 2009 private placements;

•

870,000 options to purchase shares of common stock were outstanding during the periods but were not included in the computation of diluted loss per common share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, their effect would be anti-dilutive as calculated under the treasury method promulgated by ASC 260;

•	4,251,857 shares of common stock reserved for issuance upon the conversion of the outstanding shares of Series A Convertible Preferred Stock; and

•

225,509 shares of unvested restricted stock were not included in the computation as all necessary conditions for vesting had not been satisfied in accordance with ASC 260’s contingently issuable shares provision.

Fiscal Year 2012 compared to Restated Fiscal Year 2011

Results of Operations

The following table sets forth key information about our financial results for the fiscal year ended June 30, 2012 compared to the restated fiscal year ended June 30, 2011 (in thousands):

	For the Year Ended June 30,		Change
	2012	2011 (Restated)	$	%
Fractional aircraft shares sold	$26,528	$33,544	$(7,016)	-21%
Lease revenue	2,469	142	2,327	1639%
Management and maintenance fees	83,910	75,205	8,705	12%
Flight hour card and club membership revenue	34,089	30,726	3,363	11%
Flight activity and other ancillary billing	19,999	14,673	5,326	36%
Other revenue	6,994	9,601	(2,607)	-27%

Cost of fractional aircraft shares sold	23,301	29,345	(6,044)	-21%
Cost of flight operations	75,263	71,573	3,690	5%
Cost of fuel	36,440	30,724	5,716	19%
General and administrative expenses	30,321	29,595	726	2%
Selling expenses	6,176	6,086	90	1%
Depreciation and amortization	4,997	4,219	778	18%
Employee termination and other costs	957	—	957	100%
Gain on sale of asset	(628)	—	(628)	100%

Interest and other income	129	70	59	84%
Interest expense	(4,346)	(4,588)	(242)	-5%
Gain on debt extinguishment	439	—	439	100%

Net loss	(6,616)	(12,169)	(5,553)	-46%

Revenue increased primarily as a result of:

•

an $8.7 million increase in management and maintenance fees primarily due to a higher number of lessees paying management and maintenance fees as a result of the commencement of the Axis Lease program in February 2011, together with an increase in the average monthly management fee per share during the fiscal year ended June 30, 2012 compared to the fiscal year ended June 30, 2011;

•	a $5.3 million increase in flight activity and other ancillary billing due to the following:

•	a $4.7 million increase in fuel billings driven primarily by an increase in Axis Lease program lessees, a 2% increase in program participant flight hours and a 15% increase in the cost of fuel;

•	a $0.6 million increase in flight fee billings due to an increase in the overall program participant base, together with an increase in flight hours of approximately 2%;

•	a $3.4 million increase in flight hour card and club membership revenue due to the following:

•	a $3.1 million increase in flight hour card revenue as a direct result of an increase in flight hour card utilization;

•	a $0.3 million increase in the amortization of club membership revenue;

•

a $2.3 million increase in Axis Lease program lease revenue due to higher lease sales, together with a full year of recognition of lease revenue during the fiscal year ended June 30, 2012 compared to the fiscal year ended June 30, 2011;

These increases were offset by:

•	a $7.0 million decrease in fractional aircraft shares sold due primarily to the following:

•	$9.8 million of lower revenue recognized on fractional shares sold before July 1, 2010, fully amortized prior to June 30, 2012, under ASC 605-25;

•

offset by a $2.6 million increase due to the sale of seven and one-half fractional shares with no residual value guarantee for the fiscal year ended June 30, 2012 compared to one fractional share with no residual value guarantee for the fiscal year ended June 30, 2011;

•	a $2.6 million decrease in other revenue due primarily to the following:

•	the Company’s decision to limit its FBO operations, including the closure of its New Jersey FBO facility in the second quarter of fiscal year 2012, and the resulting impact to fuel and rent revenue;

•	a decrease in demonstration flight hours during the fiscal year ended June 30, 2012 compared to the year ended June 30, 2011.

Operating expenses increased as a result of:

•	a $5.7 million increase in fuel expense due to an approximate 15% increase in the cost of fuel, together with an increase in total flight hours of approximately 2%;

•	a $3.7 million increase in the cost of flight operations primarily due to the following:

•

a $4.7 million increase in pilot expenses due to an increase in payroll and travel costs associated with improving the ratio of pilots to Company aircraft, together with an increasing number of flight hours during the quarter. In addition, pilot training costs increased as a result of a one-time expense of $1.0 million for the change in accounting estimate related to prepaid pilot training, refer to Critical Accounting Policies and Estimates for additional information;

•

offset by a $0.5 million decrease in charter and other aircraft expenses due primarily to a reduction in charter expense of approximately $0.9 million as a result of improved efficiencies related to flight scheduling and higher dispatch availability of the Company’s aircraft, together with cost offsets relating to the Aircraft Incident. These reductions were offset by increases in flight fees of approximately $1.0 million due to an increase in flight hours of approximately 2%, as well as an increase in aircraft insurance of approximately $0.3 million as a result of insuring additional planes in the company’s fleet;

•

offset by a $0.4 million decrease in maintenance expenses due to the Company no longer using an engine service provider during fiscal year ended June 30, 2012. Historically, expenses related to the engine service provider were recognized as incurred. Now, maintenance costs related to engine overhauls and landing gears are capitalized and depreciated or amortized over the life of the asset.

•

a $1.0 million increase in employee termination and other costs due to the Company recognizing costs in accordance with ASC 420 “Exit or Disposal Cost Obligations” (“ASC 420”). These expenses were incurred during the six months ended June 30, 2012, refer to Note 8 - Commitments and Contingencies for further discussion. No such costs were recognized during the fiscal year ended June 30, 2011;

•

a $0.7 million increase in general and administrative expenses due to an increase in payroll, health care premiums, stock-based compensation, bad debt expense, severance payments during the first six months of fiscal year 2012, together with costs related to the closure of the Company’s New Jersey FBO operations. In addition, the Company incurred an additional $0.6 million of the cost of used shares sold during the fiscal year ended June 30, 2012 compared to the fiscal year ended June 30, 2011. These increases were offset by a decrease in FBO related costs;

•

a $0.8 million increase in depreciation and amortization due primarily to a write-down of various fixed assets that are no longer being used, together with additional depreciation of fixed asset additions, in particular, the addition of a core aircraft in September 2011. These increases were offset by the impact of a change in estimated useful lives of the Company’s core aircraft in January 2011 (See Critical Accounting Policies and Estimates);

These increases were offset by:

•	a $6.0 million decrease in the cost of fractional aircraft shares sold primarily due to the following:

•	$8.3 million of lower costs recognized on fractional shares sold before July 1, 2010, fully amortized prior to June 30, 2012, under ASC 605-25;

•

offset by an increase of $2.6 million in costs related to the sale of seven and one-half fractional shares with no residual value guarantee during the fiscal year ended June 30, 2012 compared to one such share sold during the fiscal year ended June 30, 2011; and

•

the recognition of a gain on sale of asset of $0.6 million during the fiscal year ended June 30, 2012, associated with the sale of one of the Company’s aircraft. See Note 2 - Summary of Significant Accounting Policies for further discussion. No such gain was recognized during the fiscal year ended June 30, 2011.

Other expenses decreased as a result of:

•

the recognition of a gain on debt extinguishment of $0.4 million during the fiscal year ended June 30, 2012 in accordance with ASC 470 “Debt” (“ASC 470”) upon entering into a lease agreement for an aircraft that had been previously financed through a short-term note payable. See Note 9 – Capital Lease Transactions for further discussion. No such gain was recognized for the fiscal year ended June 30, 2011.

Liquidity and Capital Resources

Avantair’s primary sources of liquidity have been cash provided by operations, cash raised from its equity offering as Ardent Acquisition Corp., cash provided from its debt facilities, cash raised from the preferred and common stock offerings and other asset-based borrowing. The Company uses its cash primarily to fund losses from operations and to fund the purchase and lease of aircraft. Cash generated from operations has not been sufficient to provide all working capital needed to meet Avantair’s requirements. At June 30, 2012 and 2011, Avantair had a working capital deficit of approximately $75.8 million and $66.3 million, respectively, and a stockholders’ deficit of approximately $53.3 million and $46.0 million, respectively. As of June 30, 2012, cash and cash equivalents were approximately $5.3 million, a decrease of $0.3 million from June 30, 2011. The decrease in cash and cash equivalents occurred primarily as a result of the following:

Fiscal year ended June 30, 2012 compared to fiscal year ended June 30, 2011

•

$8.4 million of net cash provided by operating activities primarily due to generating net cash from the normal course of operations in the amount of $6.7 million. Additionally, the Company received $1.7 million in net cash in connection with the Aircraft Incident described above;

•

$4.4 million of net cash used in investing activities due to capital expenditures of $5.0 million, offset by proceeds from the sale of one of the Company’s aircraft totaling approximately $0.6 million; and

•

$4.3 million of net cash used in financing activities due to short and long-term debt payments of $6.2 million, preferred dividend payments of $1.4 million, offset by long-term borrowings of $3.2 million.

Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and Axis Lease program lessees, increase the number of flight hour cards sold and increase total aircraft under management. At June 30, 2012, the Company had 17 new fractional aircraft shares available for sale. In addition to the cost of acquiring aircraft, Avantair’s primary expenses are related to fuel, aircraft repositioning (i.e., moving an aircraft to another location to accommodate program participants’ requirements), flight operations and pilot expenses, maintenance, charters, insurance and selling, general and administrative expenses. To finance its growth strategy, the Company continues to pursue additional funds through equity financing, including the sale of additional shares of common and preferred stock, asset sales, promotional sales incentives, cash receipts associated with accelerated payments of management and maintenance fees, debt financing or refinancing, or any combination thereof. At June 30, 2012 and 2011, Avantair had assets of approximately $91.3 million and $108.6 million, respectively. For the fiscal years ended June 30, 2012 and 2011, the Company had revenue of approximately $174.0 million and $163.9 million, respectively, and net losses of approximately $6.6 million and $12.2 million, respectively. Avantair has incurred losses since inception and may not be able to generate sufficient revenue from its business in the future to achieve or sustain profitability and positive cash flows. At June 30, 2012, the Company had approximately $5.3 million of cash on hand. Based on improving sales, expenses remaining at or below the current level and the successful implementation of the cost saving initiatives described above, together with continued facilitation of the measures to finance the Company’s strategy described above, the Company believes its cash position can be sufficient to continue operations for at least the next twelve months

Financing Arrangements

Avantair’s short-term financing arrangements at June 30, 2012 are described below:

(in thousands)
Midsouth Services, Inc	$12,000

Midsouth Services, Inc.

In March 2011, the Company entered into one Floor Plan Agreement with Midsouth Services, Inc (“Midsouth”). This Floor Plan Agreement was similar to previous arrangements between Midsouth and Avantair in that Midsouth agreed to extend credit to Avantair for the purchase of fractional aircraft for a term of the later of: (1) twelve months or (2) until the date on which the net purchase price for the aircraft financed pursuant to the Floor Plan Agreement is paid. The Company is paying Midsouth a monthly fee of $65,000 pursuant to the Floor Plan Agreement. The aircraft purchase agreement related to the aircraft currently financed pursuant to the Floor Plan Financing Agreement, which was modified by the Company recently, requires the Company to purchase the aircraft from the lender on or before July 12, 2012. As of June 30, 2012, borrowings outstanding under the Floor Plan Agreement totaled $6.0 million. Subsequent to June 30, 2012, the Company entered into a seven year Aircraft Lease Agreement with a third party, related to one used Piaggio Avanti II previously financed through this Midsouth Floor Plan financing agreement. Pursuant to the Aircraft Lease Agreement, the Company is obligated to provide the lessor a total of 400 flight hours per year during the term of the agreement.

In September 2011, the Company took delivery of one new Piaggio Avanti P-180 aircraft, for resale in the Fractional Ownership program, financed through a Floor Plan Financing Agreement with Midsouth. The financing agreement is similar to the previous arrangements between Midsouth and Avantair with a term of the later of: (1) fifteen months or (2) until the date on which the net purchase price for the aircraft financed pursuant to the Floor Plan Agreement is paid. The Company agreed to pay Midsouth a monthly fee of $72,500 following the commencement of the term pursuant to the Floor Plan Agreement. The aircraft purchase agreement related to the aircraft currently financed pursuant to the Floor Plan Financing Agreement requires the Company to purchase it from the lender on or before December 31, 2012. As of June 30, 2012, borrowings outstanding under the Floor Plan Agreement totaled $6.0 million.

Avantair’s long-term financing arrangements at June 30, 2012 are described below:

(in thousands)
Midsouth Services, Inc.	$17,040
Iberia Bank	1,365

$18,405

Midsouth Services, Inc.

The Company has six separate capital lease agreements with Midsouth.

In July 2006, the Company entered into a lease agreement, pursuant to which Midsouth leased a core aircraft to the Company. The original lease agreement was accounted for as an operating lease. In April 2009, the Company amended the original lease agreement, pursuant to which the Company was required to pay $74,900 per month, at 11.0% interest per annum until August 2011, the expiration of the amended lease agreement. The Company accounted for this amendment as a capital lease in the accompanying consolidated balance sheets. In addition, the Company agreed to purchase the leased aircraft for approximately $3.0 million from Midsouth within sixty days following the expiration of the amended lease agreement. In August 2011, the Company entered into a second amendment to the aircraft lease agreement to extend the lease term for five years, and decrease monthly payments to $62,500. Upon expiration of the five year term, the Company may purchase, at its sole discretion, the aircraft at a purchase price of approximately $0.3 million. The second amendment to the aircraft lease agreement did not meet specified criteria causing the transaction to be recorded in accordance with “Debt Modification and Extinguishment” guidance within ASC 470. The obligation outstanding at June 30, 2012 totaled approximately $2.6 million.

On October 10, 2007, Avantair entered into a lease agreement to which Midsouth leased a core aircraft to the Company. Under the lease agreement, Midsouth provided funding for the $4.7 million purchase of a pre-owned Piaggio P-180 aircraft. Midsouth leases the aircraft exclusively to Avantair under a five year lease at 15.0% interest per annum. The monthly lease payments for the term of the lease are $89,000. At the end of the five year lease, Avantair shall purchase the aircraft from Midsouth at the guaranteed residual value in the amount of approximately $2.3 million. Avantair also has the option to purchase the aircraft anytime during the lease term at the then current guaranteed residual value as set forth on the amortization schedule without penalty. The Company accounts for this lease as a capital lease in the accompanying consolidated balance sheets. The obligation outstanding at June 30, 2012 totaled approximately $2.6 million.

In April 2009, the Company entered into a lease agreement, pursuant to which Midsouth leases a Piaggio P-180 aircraft to the Company for a ten year lease term at $75,000 per month, at 15.0% interest per annum. The Company is required to provide Midsouth with 100 hours of flight time per year during the lease term. Hours have been accounted for at their fair value and are liquidated as hours are flown. Midsouth has the sole option to terminate the lease at the end of the fifth year of the lease term and require the Company to purchase the leased aircraft for approximately $3.8 million within ninety days of that date. If this option is not exercised by Midsouth, the lease will continue for the remaining five years of the lease term and, at the end of the ten year lease, the Company will be required to purchase the aircraft from Midsouth for $0.3 million. The Company accounts for this lease as a capital lease in the accompanying consolidated balance sheets. The obligation outstanding at June 30, 2012 totaled approximately $4.3 million.

In September 2011, simultaneous with the termination of the Floor Plan Finance Renewal Agreement and Renewal Guaranteed Aircraft Purchase Agreement for a Piaggio P-180 aircraft, the Company entered into a Lease Agreement, pursuant to which Midsouth leases a Piaggio P-180 aircraft to the Company for a five year lease term at $75,000 per month, at 15.0% interest per annum. Following the expiration of the term of the Lease Agreement, the Company has agreed to purchase the leased aircraft for approximately $3.4 million from Midsouth. The termination of the Floor Plan Financing

Agreement and subsequent entrance into the Lease Agreement was evaluated in accordance with ASC 470 “Debt” (“ASC 470”). As a result, the Company recognized a gain on debt extinguishment of $0.4 million, which is included in the accompanying consolidated statements of operations. The Company accounts for this lease as a capital lease in the accompanying consolidated balance sheets. The obligation outstanding at June 30, 2012 totaled approximately $4.6 million.

In October 2011, the Company entered into a five year lease agreement with Midsouth for $2.0 million, related to one used aircraft previously financed through a Wells Fargo promissory note. The Company will make principal payments ranging from $24,000 to $29,500 plus interest of 13% per annum. Following the expiration of the term of the lease agreement, the Company has agreed to purchase the leased aircraft for approximately $0.4 million from Midsouth. The Company accounts for this lease as a capital lease in the accompanying consolidated balance sheets. The obligation outstanding at June 30, 2012 totaled approximately $1.8 million.

In May 2012, the Company entered into a two year lease agreement with Midsouth for $1.2 million, related to one used aircraft previously financed through a Wells Fargo Equipment Finance, Inc. promissory note. The Company will make monthly lease payments to Midsouth in the amount of $55,000, which includes variable interest of 9.9% per annum (based on 4.9% over a floor of a 5% prime rate). Following the expiration of the lease agreement, the Company will receive title to the aircraft. The Company accounts for this lease as a capital lease in the accompanying consolidated balance sheets. The obligation outstanding at June 30, 2012 totaled approximately $1.1 million.

Iberia Bank

In August 2007, the Company and Iberia Bank, formerly Century Bank F.S.B., executed a $2.2 million note agreement for the purchase of one aircraft. The note is payable in monthly installments of $27,175 with interest of 8.25% per annum, through August 3, 2012. The note is collateralized by the aircraft. The obligation outstanding at June 30, 2012 totaled approximately $1.4 million. Subsequent to June 30, 2012, the Company extended the term of this loan to December 2013, refer to Recent Developments.

Wells Fargo Equipment Finance, Inc.

In February 2005, the Company entered into financing arrangements for the purchase of two aircraft under two notes payable with Wells Fargo Equipment Finance, Inc. The notes were payable in monthly installments ranging from $10,644 to $38,480 with interest ranging from 5.96% to 6.12% per annum, through 2012. The notes were collateralized by both aircraft. In January 2012, in connection with the sale of one of the collateralized aircraft discussed in the Property and Equipment section in Note 4, the Company paid off one promissory note in the amount of approximately $790,000. In March 2012, the Company repaid the remaining promissory note in the amount of approximately $1.2 million. Accordingly, as of June 30, 2012, there were no obligations outstanding under these financing arrangements.

Wells Fargo

On October 31, 2007, the Company and Wells Fargo entered into a financing arrangement for the purchase of one used aircraft at a total purchase price of approximately $4.5 million (inclusive of the value of a flight hour card of 100 hours). Financing was obtained from Wells Fargo through a note payable of $3.9 million. This note was to be repaid monthly over 7 years at an interest rate of the LIBOR rate plus 4.0%. In October 2011, the Company repaid the promissory note in the amount of $1.4 million. Accordingly, as of June 30, 2012, there were no obligations outstanding under this financing arrangement.

For additional information regarding these financing arrangements, see Notes 9 and 11 to the Company’s consolidated financial statements.

Restated Quarterly Periods of Fiscal Year 2012 and 2011

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

Results of operations (in thousands):

	For the Three Months Ended September 30,		Change
	2011 (Restated)	2010 (Restated)	$	%
Fractional aircraft shares sold	$6,842	$9,198	$(2,356)	-26%
Lease revenue	355	—	355	100%
Management and maintenance fees	20,273	18,419	1,854	10%
Flight hour card and club membership revenue	8,995	6,157	2,838	46%
Flight activity and other ancillary billing	4,824	3,272	1,552	47%
Other revenue	1,684	2,008	(324)	-16%

Cost of fractional aircraft shares sold	6,398	8,111	(1,713)	-21%
Cost of flight operations	18,205	18,206	(1)	0%
Cost of fuel	9,152	6,751	2,401	36%
General and administrative expenses	8,049	6,892	1,157	17%
Selling expenses	1,868	1,519	349	23%
Depreciation and amortization	930	1,264	(334)	-26%

Interest and other income	66	11	55	500%
Interest expense	(1,056)	(1,249)	(193)	-15%
Gain on debt extinguishment	439	—	439	100%

Net loss	(2,180)	(4,927)	(2,747)	-56%

Revenue increased primarily as a result of:

•

a $2.8 million increase in flight hour card and club membership revenue due to increases in flight hour card utilization and card revenue rates recognized during the three months ended September 30, 2011 compared to the three months ended September 30, 2010;

•

a $1.9 million increase in management and maintenance fees primarily due to a higher number of fractional owners and lessees paying management and maintenance fees as a result of the commencement of the Axis Lease program in February 2011, together with an increase in the average monthly management fee per share during the three months ended September 30, 2011 compared to the three months ended September 30, 2010;

•

a $1.6 million increase in flight activity and other ancillary billing due primarily to an increase in fuel billings, which were driven by an increase in the overall program participant base, together with a 22% increase in the cost of fuel; and

•	a $0.4 million increase in Axis Lease program lease revenue, which resulted from the commencement of the Axis Lease program in February 2011.

These increases were offset by:

•	a $2.4 million decrease in fractional aircraft shares sold due to lower revenue recognized on fractional shares sold before July 1, 2010, fully amortized prior to September 30, 2011, under ASC 605-25.

Operating expenses increased primarily as a result of:

•	a $2.4 million increase in fuel expense due to an approximate 22% increase in the cost of fuel, together with an increase in flight hours of approximately 3%; and

•

a $1.2 million increase in general and administrative expenses primarily due to increases in payroll, health care premiums, worker’s compensation insurance premiums, stock-based compensation, professional services, and flight optimization software license fees.

These increases were offset by:

•

a $1.7 million decrease in the cost of fractional aircraft shares sold primarily due to lower costs recognized on fractional shares sold before July 1, 2010, fully amortized prior to September 30, 2011, under ASC 605-25.

Other expenses decreased primarily as a result of:

•

the recognition of a gain on debt extinguishment of $0.4 million during the three months ended September 30, 2011 in accordance with ASC 470 “Debt” (“ASC 470”) upon entering into a lease agreement for an aircraft that had been previously financed through a short-term note payable. See Note 9 – Capital Lease Transactions for further discussion. No such gain was recognized for the three months ended September 30, 2010.

Liquidity and Capital Resources

As of September 30, 2011, cash and cash equivalents were approximately $4.4 million, a decrease of $1.2 million from June 30, 2011. The decrease in cash and cash equivalents occurred primarily as a result of the following:

•	$1.7 million of net cash provided by operating activities due to net cash generated from the normal course of operations;

•	$1.9 million of net cash used in investing activities due to capital expenditures of $1.9 million; and

•	$1.0 million of net cash used in financing activities due to short and long-term debt payments of $0.7 million, together with preferred dividend payments of $0.3 million.

Three months ended December 31, 2011 compared to the three months ended December 31, 2010

Results of operations (in thousands):

	For the Three Months Ended December 31,		Change
	2011 (Restated)	2010 (Restated)	$	%
Fractional aircraft shares sold	$6,774	$8,838	$(2,064)	-23%
Lease revenue	596	—	596	100%
Management and maintenance fees	20,994	18,813	2,181	12%
Flight hour card and club membership revenue	8,767	7,257	1,510	21%
Flight activity and other ancillary billing	4,611	3,291	1,320	40%
Other revenue	1,206	1,735	(529)	-30%

Cost of fractional aircraft shares sold	5,783	7,580	(1,797)	-24%
Cost of flight operations	17,898	18,216	(318)	-2%
Cost of fuel	8,912	7,294	1,618	22%
General and administrative expenses	7,314	6,685	629	9%
Selling expenses	1,583	1,716	(133)	-8%
Depreciation and amortization	1,148	1,276	(128)	-10%

Interest and other income	14	23	(9)	-39%
Interest expense	(1,240)	(1,218)	22	2%

Net loss	(916)	(4,028)	(3,112)	-77%

Revenue increased primarily as a result of:

•

a $2.2 million increase in management and maintenance fees primarily due to a higher number of fractional owners and lessees paying management and maintenance fees as a result of the commencement of the Axis Lease program in February 2011, together with an increase in the average monthly management fee per share during the three months ended December 31, 2011 compared to the three months ended December 31, 2010;

•

a $1.5 million increase in flight hour card and club membership revenue due to increases in flight hour card utilization and card revenue rates recognized during the three months ended December 31, 2011 compared to the three months ended December 31, 2010;

•

a $1.3 million increase in flight activity and other ancillary billing due primarily to an increase in fuel billings, which were driven by an increase in the overall program participant base, together with a 19% increase in the cost of fuel; and

•	a $0.6 million increase in Axis Lease program lease revenue, which resulted from the commencement of the Axis Lease program in February 2011.

These increases were offset by:

•	a $2.1 million decrease in fractional aircraft shares sold due to lower revenue recognized on fractional shares sold before July 1, 2010, fully amortized prior to December 31, 2011, under ASC 605-25.

Operating expenses decreased primarily as a result of:

•

a $1.8 million decrease in the cost of fractional aircraft shares sold primarily due to lower costs recognized on fractional shares sold before July 1, 2010, fully amortized prior to December 31, 2011, under ASC 605-25; and

•	a $0.3 million decrease in the cost of flight operations primarily due to the following:

•	a $1.5 million decrease in maintenance expenses due to acceleration of aircraft maintenance during fiscal year 2011 to prepare for peak travel and increased flight hours;

•	offset by a $1.2 million increase in pilot expenses due to an increase in payroll, travel, and training costs associated with improving the ratio of pilots to Company aircraft;

These decreases were offset by:

•	a $1.6 million increase in fuel expense due to an approximate 19% increase in the cost of fuel; and

•

a $0.6 million increase in general and administrative expenses primarily due to increases in payroll, health care premiums, stock-based compensation, professional services, and flight optimization software license fees, together with approximately $50,000 of non-recurring costs related to the closure of the Company’s New Jersey FBO operations, effective December 2011.

Liquidity and Capital Resources

As of December 31, 2011, cash and cash equivalents were approximately $12.3 million, an increase of $6.6 million from June 30, 2011. The increase in cash and cash equivalents occurred primarily as a result of the following:

•

$11.0 million of net cash provided by operating activities due primarily to the receipt of $6.5 million of insurance proceeds, in connection with the Aircraft Incident described above. Additionally, the Company generated net cash of $4.5 million from the normal course of operations;

•	$2.6 million of net cash used in investing activities due to capital expenditures of $2.6 million; and

•

$1.8 million of net cash used in financing activities due to short and long-term debt payments of $3.1 million, preferred dividend payments of $0.7 million, offset by long-term borrowings of $2.0 million.

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

Results of operations (in thousands):

	For the Three Months Ended March 31,		Change
	2012 (Restated)	2011 (Restated)	$	%
Fractional aircraft shares sold	$8,126	$7,938	$188	2%
Lease revenue	729	9	720	8000%
Management and maintenance fees	21,355	18,714	2,641	14%
Flight hour card and club membership revenue	7,758	8,029	(271)	-3%
Flight activity and other ancillary billing	5,406	3,833	1,573	41%
Other revenue	2,222	2,016	206	10%

Cost of fractional aircraft shares sold	7,112	6,804	308	5%
Cost of flight operations	19,025	17,146	1,879	11%
Cost of fuel	9,086	7,820	1,266	16%
General and administrative expenses	7,829	7,254	575	8%
Selling expenses	1,366	1,353	13	1%
Depreciation and amortization	1,094	809	285	35%
Employee termination and other costs	883	—	883	100%
Gain on sale of asset	(624)	—	(624)	100%

Interest and other income	33	16	17	106%
Interest expense	(1,080)	(1,034)	46	4%

Net loss	(1,222)	(1,665)	(443)	-27%

Revenue increased primarily as a result of:

•

a $2.6 million increase in management and maintenance fees primarily due to a higher number of lessees paying management and maintenance fees as a result of the commencement of the Axis Lease program in February 2011, together with an increase in the average monthly management fee per share during the three months ended March 31, 2012 compared to the three months ended March 31, 2011;

•	a $1.6 million increase in flight activity and other ancillary billing due to the following:

•	a $1.4 million increase in fuel billings driven primarily by an increase in Axis Lease program lessees, a 5% increase in flight hours and a 10% increase in the cost of fuel;

•	a $0.2 million increase in flight fee billings due to an increase in the overall program participant base, together with an increase in flight hours of approximately 5%; and

•	a $0.7 million increase in Axis Lease program lease revenue, which resulted from the commencement of the Axis Lease program in February 2011.

These increases were offset by:

•

a $0.3 million decrease in flight hour card and club membership revenue due to a decrease in flight hour card utilization, together with lower club membership revenue, following the replacement of the Company Axis Club Membership program in March 2011.

Operating expenses increased as a result of:

•	a $1.9 million increase in the cost of flight operations primarily due to the following:

•	a $1.0 increase in maintenance and charter expenses due to an increase in the number of additional aircraft and total flight hours;

•

a $0.9 million increase in pilot expenses due to an increase in payroll, travel, and training costs associated with improving the ratio of pilots to Company aircraft, together with an increasing number of flight hours during the quarter;

•	a $1.3 million increase in fuel expense due to an approximate 10% increase in the cost of fuel, together with an increase in flight hours of approximately 5%;

•

a $0.9 million increase in employee termination and other costs due to the Company recognizing costs in accordance with ASC 420 “Exit or Disposal Cost Obligations” (“ASC 420”). These expenses were incurred during the months ended March 31, 2012, refer to Note 8 - Commitments and Contingencies for further discussion. No such costs were recognized during the three months ended March 31, 2011;

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

•

a $0.3 million increase in depreciation and amortization due primarily to additional depreciation of fixed asset additions, in particular, the addition of a core aircraft in September 2011. These increases were offset by the impact of a change in estimated useful lives of the Company’s core aircraft in January 2011 (See Critical Accounting Policies and Estimates);

•	a $0.3 million increase in the cost of fractional aircraft shares sold primarily due to the following:

•	an increase of $2.5 million in costs related to the sale of six and one-half fractional shares with no residual value guarantee; and

•	offset by $2.2 million of lower costs recognized on fractional shares sold before July 1, 2010, fully amortized prior to March 31, 2012, under ASC 605-25.

These increases were offset by:

•

the recognition of a gain on sale of asset of $0.6 million during the three months ended March 31, 2012, associated with the sale of one of the Company’s aircraft. See Note 2 - Summary of Significant Accounting Policies for further discussion. No such gain was recognized during the three months ended March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2012, cash and cash equivalents were approximately $7.1 million, an increase of $1.5 million from June 30, 2011. The increase in cash and cash equivalents occurred primarily as a result of the following:

•

$8.7 million of net cash provided by operating activities primarily due generating net cash from the normal course of operations in the amount of $5.5 million. Additionally, the increase is related to the receipt of $6.5 million of insurance proceeds, in connection with the Aircraft Incident described above, of which the Company paid out $3.3 million as of March 31, 2012;

•

$2.5 million of net cash used in investing activities due to capital expenditures of $3.1 million, offset by proceeds from the sale of one of the Company’s aircraft totaling approximately $0.6 million; and

•

$4.7 million of net cash used in financing activities due to short and long-term debt payments of $5.6 million, preferred dividend payments of $1.1 million, offset by long-term borrowings of $2.0 million.

Off-Balance Sheet Arrangements

At June 30, 2012, the Company did not have any material commercial commitments (except for those noted in Note 8 “Purchase Commitments” in the accompanying Consolidated Financial Statements), including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Item 8. Financial Statements and Supplementary Data

AVANTAIR, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Avantair, Inc.

We have audited the accompanying consolidated balance sheets of Avantair, Inc. and Subsidiaries as of June 30, 2012 and 2011 (restated), and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avantair, Inc. and Subsidiaries as of June 30, 2012 and 2011 (restated), and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 16 to the consolidated financial statements, the Company has restated its June 30, 2011 consolidated financial statements.

/s/ J.H. Cohn LLP

Jericho, New York
September 28, 2012

AVANTAIR, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in Thousands, Except Share Data)

	As of June 30,
	2012	2011 (Restated)
ASSETS

Current Assets
Cash and cash equivalents	$5,302	$5,643
Accounts receivable, net of allowance of $1,340 and $231, respectively	11,707	12,136
Inventory	155	297
Current portion of aircraft costs related to fractional share sales	8,458	20,544
Prepaid expenses and other current assets	3,830	5,135

Total current assets	29,452	43,755

Long-Term
Aircraft costs related to fractional share sales, net of current portion	1,691	9,952
Property and equipment, net	40,136	36,942
Cash - restricted	2,226	2,362
Deposits on aircraft	7,193	9,418
Goodwill	1,141	1,141
Other assets	9,443	5,008

Total long-term assets	61,830	64,823

Total assets	$91,282	$108,578

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$9,051	$5,652
Accrued liabilities	6,393	6,471
Customer deposits	3,115	2,082
Short-term debt	12,000	13,000
Current portion of long-term debt	4,652	7,856
Current portion of deferred revenue related to fractional aircraft share sales	9,995	23,513
Unearned management fee, flight hour card and membership revenue	60,015	51,437

Total current liabilities	105,221	110,011

Long-Term Liabilities
Long-term debt, net of current portion	13,753	8,198
Deferred revenue related to fractional aircraft share sales, net of current portion	8,179	17,834
Deferred revenue related to club membership revenue, net of current portion	213	1,354
Other liabilities	2,465	2,486

Total long-term liabilities	24,610	29,872

Total liabilities	129,831	139,883

COMMITMENTS AND CONTINGENCIES

Series A convertible preferred stock, $.0001 par value, authorized 300,000 shares; 152,000 shares issued and outstanding	14,799	14,708

STOCKHOLDERS’ DEFICIT
Preferred stock, $.0001 par value, authorized 700,000 shares; none issued	—	—
Common stock, Class A, $.0001 par value, 75,000,000 shares authorized, 26,497,468 and 26,418,246 shares issued and outstanding, respectively	3	3
Additional paid-in capital	57,830	57,212
Accumulated deficit	(111,181)	(103,228)

Total stockholders’ deficit	(53,348)	(46,013)

Total liabilities and stockholders’ deficit	$91,282	$108,578

The accompanying notes are an integral part of the consolidated financial statements

AVANTAIR, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Amounts in Thousands, Except Share Data)

	For the Years Ended June 30,
	2012	2011 (Restated)
Revenue
Fractional aircraft shares sold	$26,528	$33,544
Lease revenue	2,469	142
Management and maintenance fees	83,910	75,205
Flight hour card and club membership revenue	34,089	30,726
Flight activity and other ancillary billing	19,999	14,673
Other revenue	6,994	9,601

Total revenue	173,989	163,891

Operating expenses
Cost of fractional aircraft shares sold	23,301	29,345
Cost of flight operations	75,263	71,573
Cost of fuel	36,440	30,724
General and administrative expenses	30,321	29,595
Selling expenses	6,176	6,086
Depreciation and amortization	4,997	4,219
Employee termination and other costs	957	—
Gain on sale of asset	(628)	—

Total operating expenses	176,827	171,542

Loss from operations	(2,838)	(7,651)

Other income (expenses)
Interest and other income	129	70
Interest expense	(4,346)	(4,588)
Gain on debt extinguishment	439	—

Total other expenses	(3,778)	(4,518)

Net loss	(6,616)	(12,169)

Preferred stock dividend and accretion of expenses	(1,428)	(1,477)

Net loss attributable to common stockholders	$(8,044)	$(13,646)

Loss per common share:
Basic and diluted	$(0.30)	$(0.52)

Weighted-average common shares outstanding:
Basic and diluted	26,464,749	26,389,758

The accompanying notes are an integral part of the consolidated financial statements.

AVANTAIR, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended June 30, 2012 and 2011 (Restated)

(Amounts in Thousands)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at June 30, 2010, as previously reported	26,353	$3	$56,897	$(89,064)	$(32,164)

Prior period adjustments	—	—	—	(608)	(608)

Balance at June 30, 2010, as restated	26,353	3	56,897	(89,672)	(32,772)
Stock-based compensation	—	—	441	—	441
Dividend on Series A convertible preferred stock	—	—	—	(1,387)	(1,387)
Accretion of preferred stock issuance costs	—	—	(90)	—	(90)
Issuance of shares in connection with vested restricted stock, net	54	—	(31)	—	(31)
Expenses associated with registration of shares	—	—	(5)	—	(5)
Issuance of shares in connection with exercise of warrants	11	—	—	—	—
Net loss	—	—	—	(12,169)	(12,169)

Balance at June 30, 2011, as restated	26,418	3	57,212	(103,228)	(46,013)
Stock-based compensation	—	—	724	—	724
Dividend on Series A convertible preferred stock	—	—	—	(1,337)	(1,337)
Accretion of preferred stock issuance costs	—	—	(91)	—	(91)
Issuance of shares in connection with vested restricted stock, net	79	—	(15)	—	(15)
Net loss	—	—	—	(6,616)	(6,616)

Balance at June 30, 2012	26,497	$3	$57,830	$(111,181)	$(53,348)

The accompanying notes are an integral part of the consolidated financial statements.

AVANTAIR, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	For the Years Ended June 30,
	2012	2011 (Restated)
OPERATING ACTIVITIES:
Net loss	$(6,616)	$(12,169)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,997	4,219
Amortization of deferred interest related to capital lease obligation	109	432
Amortization of capitalized interest	35	349
Gain on debt extinguishment	(439)	—
Gain on sale of asset	(628)	—
Stock-based compensation	724	441
Bad debt expense	1,109	23

Changes in operating assets and liabilities:
Accounts receivable	(679)	(1,249)
Inventory	142	(116)
Aircraft costs related to fractional share sales	23,263	29,093
Prepaid expenses and other current assets	1,485	(2,209)
Cash - restricted	136	(3)
Deposits on aircraft	826	(1,810)
Other assets	(4,435)	(1,072)
Accounts payable	3,400	959
Accrued liabilities	(91)	1,154
Customer deposits	1,032	723
Deferred revenue related to fractional aircraft share sales	(23,173)	(26,507)
Unearned management fee, flight hour card and club membership revenue	7,258	15,581
Other liabilities	(22)	116

Net cash provided by operating activities	8,433	7,955

INVESTING ACTIVITIES:
Proceeds from the sale of asset	628	—
Capital expenditures	(5,045)	(2,166)

Net cash used in investing activities	(4,417)	(2,166)

FINANCING ACTIVITIES:
Borrowings under short-term debt	—	1,800
Borrowings under long-term debt	3,200	—
Dividends paid	(1,337)	(1,387)
Principal payments on short-term debt	(500)	(5,800)
Principal payments on long-term debt	(5,720)	(4,201)
Cost of stock registration	—	(5)

Net cash used in financing activities	(4,357)	(9,593)

Net decrease in cash and cash equivalents	(341)	(3,804)
Cash and cash equivalents, beginning of the year	5,643	9,447

Cash and cash equivalents, end of the year	$5,302	$5,643

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$4,346	$4,588

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Accretion of Series A convertible preferred stock	$91	$90

Dividends payable on Series A convertible preferred stock	$342	$373

Common shares surrendered in lieu of payroll taxes	$15	$31

Aircraft purchased under short-term notes payable	$6,100	$6,200

Conversion of short-term note payable to capital lease	$5,200	$—

Flight hour cards issued in consideration for repurchase of fractional aircraft shares	$180	$310

Short-term notes payable repayment upon completion of aircraft delivery rights transfer	$1,300	$—

Fractional aircraft shares held for lease transferred to fixed assets	$—	$10,940

The accompanying notes are an integral part of the consolidated financial statements

AVANTAIR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended June 30, 2012 and 2011 (Restated)

NOTE 1 – OPERATIONS AND MANAGEMENT’S PLANS

Avantair, Inc. and its subsidiaries (the “Company” or “Avantair”) are in the business of providing private aviation services through three primary flight service programs:

(i) the sale of fractional ownership interests through the Fractional Ownership program;

(ii) the lease of fractional interests through the Axis Lease program; and

(iii) the sale of flight hour cards through the Edge Card program.

Collectively, participants in each of these programs are referred to herein as “program participants”. These services are provided to program participants on the Company’s managed aircraft fleet for business and personal use. Avantair’s core strategic focus is providing its program participants with the highest level of safety, service and satisfaction. In addition to providing private aviation services, Avantair provides limited fixed based operation (“FBO”) services in Clearwater, Florida and Camarillo, California. The Company is currently negotiating the sale of its FBO operations in California, resulting in the Company entering into a non-binding letter of intent to sell this business to an unrelated third party, which is expected to occur in October 2012. There can be no assurance that this transaction will be completed. Effective December 2011, the Company closed its limited FBO services in Caldwell, New Jersey. The Company also leases a facility in Dallas, Texas, which is used to perform maintenance on the Company’s aircraft.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the successful recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. As of June 30, 2012, the Company’s recurring net losses resulted in a working capital deficit of approximately $75.8 million and a stockholders’ deficit of approximately $53.3 million. Avantair’s primary growth strategy is to continue to increase the number of fractional share owners and lessees and aircraft under management, as well as increase the number of flight hour cards. At June 30, 2012, the Company had 17 new fractional aircraft shares available for sale. In addition to the cost of acquiring aircraft, Avantair’s primary expenses are related to fuel, aircraft repositioning (i.e., moving an aircraft to another location to accommodate program participant’s requirements), flight operations and pilot expenses, maintenance, charters, insurance and selling, general and administrative expenses. To finance its growth strategy, the Company continues to pursue additional funds through equity financing, including the sale of additional shares of common and preferred stock, asset sales, promotional sales incentives, cash receipts associated with accelerated payments of management and maintenance fees, debt financing or refinancing, or any combination thereof. At June 30, 2012 and 2011, Avantair had assets of approximately $91.3 million and $108.6 million, respectively. For the fiscal years ended June 30, 2012 and 2011, the Company had revenue of approximately $174.0 million and $163.9 million, respectively. The Company had net losses of $6.6 million and $12.2 million for the fiscal years ended June 30, 2012 and 2011, respectively. Avantair has incurred net losses since inception and may not be able to generate sufficient revenue from its business in the future to achieve or sustain profitability and positive cash flows. At June 30, 2012, the Company had approximately $5.3 million of cash on hand. Based on improving sales, expenses remaining at or below the current level and the successful implementation of the cost saving initiatives described above, together with continued facilitation of the measures to finance the Company’s strategy described above, the Company believes its cash position can be sufficient to continue operations for at least the next twelve months.

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

Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no effect on the Company’s net income (loss) or financial position as previously reported. The most significant of these reclassifications included a reclassification of lease revenue generated through the Company’s Axis Lease program from other revenue to lease revenue. This reclassification was based on the growing demand of the Axis Lease program and the increasing materiality of lease revenue, together with sales and leases of fractional interests representing substantially different types of revenue arrangements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates and assumptions are based upon management’s best knowledge of current events and actions that the Company may take in the future. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in the reported financial condition and results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect: the recording of revenue arrangements with multiple deliverables, the allowance for doubtful accounts, the carrying value of long-lived assets, the amortization period of long-lived assets, the provision for income taxes and related deferred tax accounts, certain accrued expenses and contingencies, warrant valuations and management’s assessment of its ability to continue as a going concern.

In January 2011, the Company changed its estimate of its depreciable life of its core aircraft to 20 years from its original seven year life. This change in estimate was based upon an evaluation of the aircrafts’ actual service life. This change in estimate was adopted prospectively, in accordance with ASC 250.

The Company’s strategy is to maintain and operate its aircraft for at least 10 years. The 20 year life is representative of the full service life of the aircraft, not an increase in the period that the Company intends to maintain and operate the aircraft.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments. Cash and cash equivalents in the amount of $5.3 million and $5.6 million at June 30, 2012 and 2011, respectively, was primarily held in financial institutions, with maturities of three months or less from the date of acquisition.

Cash-restricted

Restricted cash includes cash whereby the Company’s ability to use the funds at any time is contractually limited or is generally designated for specific purposes arising out of certain contractual or other obligations. The Company agreed to restrict approximately $2.2 million and $2.4 million in cash at June 30, 2012 and 2011, respectively, to secure letters of credit related to deposits for leases, provide security for credit card charge backs and to secure fuel purchases. Management believes that these amounts will be restricted for at least one year and, accordingly, has classified such cash as long-term.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts of approximately $1.3 million and $0.2 million as of June 30, 2012 and 2011, respectively, for estimated losses arising from the inability of its program participants to make required payments. The Company’s estimate is based on factors surrounding the credit risk of certain clients, historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change if the financial condition of the Company’s program participants were to deteriorate, resulting in a reduced ability to make payments.

Prepaid Pilot Training

Prior to the fourth quarter of fiscal year 2012, the costs related to the training of pilots as required by Federal Aeronautic Regulations were capitalized and amortized over the twelve month certification period. During the fourth quarter of fiscal year 2012, the Company changed its accounting estimate for pilot training costs to expense such costs in the period incurred. In conjunction with this change in accounting estimate, in the fourth quarter of fiscal year 2012, the Company expensed the prepaid pilot training balance of $1.0 million to cost of flight operations in the accompanying consolidated statements of operations. Beginning in fiscal year 2013, the Company will expense all pilot training costs in the period incurred.

Inventory

Fuel inventory is valued at the lower of cost (determined by the first-in, first-out method) or market.

Property and Equipment

Property and equipment is recorded at cost and primarily consists of aircraft which are not fractionalized. Depreciation and amortization is computed using the straight-line method over the following useful lives:

Aircraft	5 - 20 years
Office equipment and furniture and fixtures	5 - 7 years
Flight management software/hardware	5 years
Vehicles	5 years
Improvements	Lesser of estimated useful life or the term of the lease

Cost and related accumulated depreciation on assets retired or disposed of are removed from the accounts and any resulting gains or losses are credited or charged to income.

Expenditures for maintenance and repairs of property and equipment are expensed as incurred. Major improvements and interest costs relating to borrowings made for the acquisition of aircraft are capitalized. Modifications that enhance the operating performance or extend the useful lives of airframes or engines on core aircraft are capitalized and depreciated over the remaining estimated useful life of the asset or the remaining lease term, whichever is shorter.

In April 2009, in accordance with ASC 605-25, two aircraft were purchased, recorded as an asset and the costs of the aircraft amortized over the maintenance and management agreement, as the shares were sold. During the fourth quarter of fiscal year 2011, the unsold shares for these same two aircraft were transferred into property and equipment as the shares were designated to be sold with a residual value guarantee, giving rise to recognition under ASC 840. This transfer was considered to be a non-cash investing activity. The carrying value of the amount transferred into property and equipment was based on the book value of the unsold shares of the aircraft.

The carrying value of property and equipment to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360 “Property, Plant and Equipment.” Although the Company recognizes that it has incurred net losses since inception, these net losses have been much less significant than in prior periods and its cash flow from operations have been positive. Additionally, there has been no material deterioration in the total program participant base and related program participant contracts, though the Company has seen a decrease in new fractional share sales corresponding with the Company’s February 2011 introduction of its Axis Lease program. For these reasons, the Company does not believe there have been events or changes in circumstances in accordance with ASC 360 that would indicate an impairment analysis is required. The Company believes projected cash flows generated by its aircraft are sufficient to cover the carrying value of all of its asset groups and, as such, the Company determined that its property and equipment was not impaired as of June 30, 2012.

Goodwill

The Company accounts for goodwill and other intangible assets under ASC 350 “Intangibles — Goodwill and Other” (“ASC 350”). ASC 350 eliminates the amortization of goodwill and certain other intangible assets and requires an evaluation of impairment by assessing qualitative factors, and if necessary, applying a fair-value based test. The goodwill impairment test requires qualitative analysis to determine whether is it more likely than not that the fair value of a reporting unit is less than the carrying amount, including goodwill. An indication of impairment through analysis of these qualitative factors initiates a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company’s reporting units based on discounted cash flow models using revenue and profit forecasts and comparing the estimated fair values with the carrying values of the Company’s reporting units which include the goodwill. If the estimated fair values are less than the carrying values, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of the Company’s “implied fair value” requires the Company to allocate the estimated fair value to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value.

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

Customer Deposits

Customer deposits are cash payments received from purchasers of new and used fractional interests, for which legal transfer to a new owner has not yet occurred. In addition, customer deposits consist of security deposits of Axis Lease program lessees.

Deferred Rent

The aggregate of minimum annual operating lease payments are expensed on a straight-line basis over the term of the related leases. The amount by which straight-line rent differs from actual lease payments is recognized as deferred rent and totaled approximately $2.7 million and $2.6 million as of June 30, 2012 and 2011, respectively, and is included in other liabilities.

Revenue Recognition

Avantair is engaged in the sale, lease and management of fractional ownership interests of professionally piloted aircraft for personal and business use and access to its aircraft fleet through either 15, 25 or 50 hour flight hour cards. When an owner purchases a fractional share or enters into a lease of a fractional share through the Company’s Axis Lease program (introduced in February 2011), they are also required to enter into a management and maintenance agreement which grants the owner the right to the use of the aircraft for a specified number of hours each year. Under the terms of the management and maintenance agreement, the Company agrees to manage, operate and maintain the aircraft on behalf of the owner in exchange for a fixed monthly fee.

Flight activity and other ancillary billing includes revenue related to billings to the program participants for reimbursable costs incurred by the Company. These reimbursable cost include, but are not limited to, fuel, flight fees, maintenance costs required by Airworthiness Directives or Service Bulletins as mandated by the FAA and not covered by the regular maintenance provided for in the management and maintenance agreement, aircraft upgrades and other ancillary charges. Flight activity and other ancillary billing are recorded on a gross basis as revenue in accordance with ASC 605-45 “Principal Agent Considerations” (“ASC 605-45”).

Fractional Aircraft Shares Sold

Fractional shares are typically sold as one-sixteenth shares and require upfront payment for an undivided interest in the aircraft. Upon the purchase of a fractional share, the owner receives title to their interest in the aircraft. The ownership period is indefinite. Revenue for these types of transactions is included in fractional aircraft shares sold in the accompanying consolidated statements of operations.

Revenue from the sale of fractional aircraft shares sold before July 1, 2010 was deferred at the time of sale and is recognized ratably over the term of the related management and maintenance agreement in accordance with ASC 605-25 “Multiple-Element Arrangements” (“ASC 605-25”). Revenue from the sale of fractional shares sold after June 30, 2010 are recognized at the time of sale upon adoption of Accounting Standards Update (“ASU”) 2009-13 “Multiple-Deliverable Revenue Arrangements”, which updates ASC 605-25. Seven and one-half fractional aircraft shares were sold during the year ended June 30, 2012 requiring recognition under this guidance. Had these share sales been accounted for under the prior revenue recognition policy, the impact in the current year would have been a decrease of $2.7 million in revenue related to fractional aircraft shares sold.

During fiscal year 2011, the Company initiated a promotion that offered the sale of select fractional shares which provided a repurchase guarantee at the expiration of the related seven year management and maintenance agreements. The guarantee may be exercised at the owner’s option for a determined percent of the original purchase price. The Company discontinued this residual guarantee program in October 2011, but prior to this date, the Company sold one share during fiscal year 2012. Sales through this promotion have been accounted for as operating leases in accordance with ASC 840 “Leases” and the related revenue earned (less the guaranteed residual value) is recognized ratably over the term of the management and maintenance agreement. At June 30, 2012, guarantees under this program totaled approximately $4.8 million and are included in deferred revenue related to fractional aircraft share sales.

Lease Revenue

Lease revenue includes fractional share lease revenue from the Company’s Axis Lease program. The lease of a fractional share allows a program participant to lease an interest in the aircraft from the Company in exchange for a monthly lease charge. Unlike the purchase of a fractional ownership interest, program participants do not take title to the aircraft at any point in time. Lease terms typically range from two to ten years.

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

Management and Maintenance Agreements

Fractional owners and lessees are required to enter into a management and maintenance agreement, which grants the program participant the right to use the aircraft for a specified number of hours each year for a fractional owner, and each month for a fractional lessee.

Revenue earned in connection with the management and maintenance agreements with fractional share owners is recognized monthly over the term of the agreement. If a fractional share owner prepays their management and maintenance fee for a period of one year or longer, the prepayment is recorded as unearned revenue and amortized into revenue on a monthly basis.

Revenue earned in connection with the management and maintenance agreements with Axis Lease program lessees is recognized monthly over the lease term. If an Axis Lease program lessee prepays their management and maintenance fee for a period of one year or longer, the prepayment is recorded as unearned revenue and amortized monthly over the lease term.

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

Flight hour card and Axis Club Membership Revenue

Flight hour card revenue. The Company sells access to its aircraft fleet through either a 15, 25 or 50 hour flight hour card for flight time without the requirement to purchase an ownership interest in an aircraft. The card holder pays the Company the entire amount in advance of access to the aircraft fleet. The Company defers the entire amount paid and recognizes revenue on an incremental basis as flight hours are flown.

Axis Club Membership revenue. In February 2009, the Company initiated the Axis Club Membership program. The Axis Club Membership program offered program participants access to blocks of flight time at a discount from standard flight hour card rates for a set, three year membership fee. The program required that Axis Club members purchase a minimum of three 25 hour blocks of flight hour cards. Axis Club Membership fees were paid in advance, deferred and recognized as revenue over the shorter of the three year membership term or the period of time it took the maximum number of cards to be purchased. Payment for flight hour cards sold through the Axis Club Membership program were collected from members in advance of access to the aircraft fleet, deferred and recognized as revenue on an incremental basis as flight hours were flown. The Axis Club Membership program was replaced by the Axis Lease program effective March 2011.

Flight Activity and Other Ancillary Billing

Flight activity and other ancillary billing includes revenue related to billings to the program participants for reimbursable costs incurred by the Company. These reimbursable cost include, but are not limited to, fuel, flight fees, maintenance costs required by Airworthiness Directives or Service Bulletins as mandated by the FAA and not covered by the regular maintenance provided for in the management and maintenance agreement, aircraft upgrades and other ancillary charges. The Company accounts for flight activity and other ancillary billing on a gross basis in accordance with ASC 605-45 “Principal Agent Considerations” (“ASC 605-45”), as the Company meets the specified criteria as a principal in transactions between the Company and its program participants. As such, the Company reclassified these billings to flight activity and other ancillary billing from cost of fuel and cost of flight operations.

Other Revenue

Other revenue is comprised primarily of revenue from demonstration flights, the sale of the Company’s previously owned fractional aircraft shares, remarketing fees, and revenue from the sale of fuel and rental of hangar space at the Company’s FBO facilities. Demonstration revenue is earned when the prospective program participants are flown on an aircraft to demonstrate the quality and capabilities of the aircraft. The Company charges the prospective program participant an hourly rate and requires payment prior to the demonstration flight. The Company recognizes revenue related to these demonstration flights when the flight is completed. Revenue from the sale of the Company’s previously owned fractional aircraft shares are recorded similar to the sale of new fractional aircraft shares. Remarketing fees are recognized when the Company sells a third party used aircraft shares on a program participant’s behalf. FBO related revenue from fuel sales and hangar rentals are recorded when goods are delivered or services are rendered.

Referral Incentive Hours

The Company accounts for the additional hours granted to program participants under the referral incentive program by expensing costs as they are incurred. Such costs have not been material to date.

Aircraft Costs Related To Fractional Sales

Aircraft costs relating to the sale of fractional aircraft shares sold before July 1, 2010 were deferred at the time of sale and are recognized ratably over the term of the related management and maintenance agreement in accordance ASC 605-25. Aircraft costs relating to the sale of fractional shares sold after June 30, 2010 are recognized at the time of sale upon adoption of ASU 2009-13, which updates ASC 605-25. Seven and one-half fractional aircraft shares were sold during the fiscal year ended June 30, 2012 requiring recognition under this guidance. Had these share sales been accounted for under the prior revenue and cost recognition policy, the effect in the current year would have been a decrease of $2.7 million in expense related to the cost of fractional aircraft shares sold.

During fiscal year 2011, the Company initiated a promotion that offered the sale of select fractional shares which provided a repurchase guarantee at the expiration of the related seven year management and maintenance agreements. The guarantee may be exercised at the owner’s option for a determined percent of the original purchase price. The Company discontinued this residual guarantee program in October 2011, but prior to this date, the Company sold one share during fiscal year 2012. Sales through this promotion have been accounted for as operating leases in accordance with ASC 840 “Leases” and the related costs were capitalized to property and equipment and depreciated over the 20 year useful life of the aircraft.

Aircraft costs, which are included in the accompanying consolidated balance sheet, are related to the sale of fractional shares before July 1, 2010 in accordance with ASC 605-25. These costs were deferred at the time of sale and are recognized ratably over the term of the related management and maintenance agreement. The short-term portion of these costs represents twelve months of unamortized expenses for the twelve month period following the period being filed. The long-term portion of these costs represents unamortized expenses greater than 12 months following the period being filed.

Maintenance Expense Policy

Expenses related to maintenance performed on both fractionalized and core aircraft related to engine overhauls, landing gears, refurbishments and other maintenance services that enhance the useful life of the aircraft are capitalized and depreciated or amortized over the useful life of the improvement. Other maintenance activities that do not enhance the useful life of the aircraft are expensed as incurred. Maintenance is performed in-house or by third party vendors, as applicable.

Fractionalized aircraft improvements are capitalized as other assets in the accompanying consolidated balance sheet and amortized over the lesser of the useful life of the improvement or the aircraft. The amortization of these costs is expensed in cost of flight operations in the accompanying consolidated statements of operations.

Core aircraft improvements are capitalized as property and equipment in the accompanying consolidated balance sheet and depreciated over the lesser of the useful life of the improvement, life of the aircraft or lease term. The depreciation of these costs is expensed in depreciation and amortization in the accompanying consolidated statements of operations.

The change in depreciable lives from 7 to 20 years will not lead to increased maintenance costs, therefore no increases have been factored into the Company’s most recent impairment analysis, see Property and Equipment section above.

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

Stock-Based Compensation

The Company has one stock-based compensation plan, the Amended and Restated 2006 Long-Term Incentive Plan (“2006 Long-Term Incentive Plan”), which the Company’s shareholders approved, for employees, certain non-employees and non-employee directors. Stock-based awards under this plan may consist of common stock, common stock units, stock options, cash-settled or stock-settled stock appreciation rights, restricted stock and other stock-based awards. The Company issues common stock to satisfy stock option exercises or vesting of stock awards.

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

Advertising Costs

Advertising costs are expensed as incurred and totaled approximately $2.4 million and $2.6 million for the years ended June 30, 2012 and 2011, respectively.

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with ASC 815 “Derivatives and Hedging” (“ASC 815”), which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts. The Company also considers ASC 815, which provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under ASC 815. The Company evaluates the conversion feature embedded in its Series A Convertible Preferred Stock based on the criteria of ASC 815 to determine whether the conversion feature would be required to be bifurcated from the Preferred Stock and accounted for separately as a derivative. Based on management’s evaluation, the embedded conversion feature did not require bifurcation and derivative accounting as of June 30, 2012.

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

The fair value of the Company’s assets and liabilities that qualify as financial instruments under ASC 820, including cash and cash equivalents, cash-restricted, accounts receivable, accounts payable, accrued liabilities, unearned management fees and flight hour card revenue and short-term debt, are carried at cost, which approximates fair value due to the short-term maturity of these instruments. Long-term obligations approximate fair value, given management’s evaluation of the instruments’ current rates compared to market rates of interest and other factors.

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

During the fiscal years ended June 30, 2012 and 2011, the Company has elected not to use the fair value option permitted under ASC 820 for any of its financial assets and financial liabilities that are not already recorded at fair value.

Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the losses of the entity.

For the fiscal year ended June 30, 2012, a total of 7,924,286 share-equivalents of potentially dilutive securities were excluded from the calculation of diluted loss per share. These securities were comprised of the following:

•	2,373,620 warrants issued to Lorne Weil in conjunction with the LW Air transactions;

•

1,147,800 options to purchase shares of common stock were outstanding during the periods but were not included in the computation of diluted loss per common share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive as calculated under the treasury method promulgated by ASC 260 “Earnings Per Share;”

•	4,251,857 shares of common stock reserved for issuance upon the conversion of the outstanding shares of Series A Convertible Preferred Stock; and

•

151,009 shares of unvested restricted stock were not included in the computation as all necessary conditions for vesting had not yet been satisfied in accordance with ASC 260’s contingently issuable shares provision.

Further, the Company excluded 437,887 warrants issued to EarlyBirdCapital (“EBC”) in consideration for services rendered as placement agent for the Company’s June, September and October 2009 private placements, as these warrants expired on June 30, 2012.

For the fiscal year ended June 30, 2011, a total of 8,158,873 share-equivalents of potentially dilutive securities were excluded from the calculation of diluted loss per share. These securities were comprised of the following:

•	2,373,620 warrants issued to Lorne Weil in conjunction with the LW Air transactions;

•	437,887 warrants outstanding as of June 30, 2011 issued to EBC in consideration for services rendered as placement agent for the Company’s June, September and October 2009 private placements;

•

870,000 options to purchase shares of common stock were outstanding during the periods but were not included in the computation of diluted loss per common share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, their effect would be anti-dilutive as calculated under the treasury method promulgated by ASC 260 “Earnings Per Share;”

•	4,251,857 shares of common stock reserved for issuance upon the conversion of the outstanding shares of Series A Convertible Preferred Stock; and

•

225,509 shares of unvested restricted stock were not included in the computation as all necessary conditions for vesting had not been satisfied in accordance with ASC 260’s contingently issuable shares provision.

Comprehensive Income

The Company adheres to the provisions of ASC 220, “Comprehensive Income” (“ASC 220”). This pronouncement establishes standards for reporting and display of comprehensive income or loss and its components (revenue, expense, gain and loss). In accordance with ASC 220, items requiring recognition as components of comprehensive income are required to be classified by their nature. Furthermore, the Company is required to display the accumulated balances of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the years ended June 30, 2012 and 2011, there were no items that gave rise to other comprehensive income (loss) and net loss equaled comprehensive loss.

Recently Issued Pronouncements

In September 2011, the Financial Accounting Standards Board released ASU No 2011-08, “Intangibles — Goodwill and Other “(Topic 350) (“ASU 2011-08”). This update allows companies to waive comparing the fair value of a reporting unit to its carrying amount in assessing the recoverability of goodwill if, based on qualitative factors, it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Additionally, in July 2012, the Accounting Standards Board released ASC No 2012-02, Intangibles - Goodwill and Other (Topic 350) (“ASU 2012-02”). This update allows companies to bypass qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. These standards allow for early adoption and, as a result, the Company has chosen to adopt both ASU 2011-08 and ASU 2012-02 for the fiscal year ended June 30, 2012.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

NOTE 3 – CONCENTRATIONS OF RISK

The Company acquires all of its aircraft and a large portion of its aircraft parts from one supplier and is dependent on that supplier for timely delivery of its aircraft and parts. Any disruption in the delivery of these aircraft and related parts would cause the Company to incur significant costs without the benefit and the cash flow it receives from its program participants.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash and cash equivalents in bank deposits, the balances of which, at times, may exceed federally insured limits. Exposure to credit risk is reduced by placing such deposits in high credit quality financial institutions. At June 30, 2012, the Company had cash and cash equivalents in excess of federally insured limits of approximately $2.0 million.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost as of June 30, 2012 and 2011, consisted of the following (in thousands):

		2011
	2012	(Restated)
Aircraft	$52,135	$47,534
Leasehold improvements	5,123	5,312
Furniture, fixtures and equipment	1,219	1,715
Flight management software/hardware	872	2,071
Vehicles	180	216

Total	59,529	56,848
Less: accumulated depreciation and amortization	(19,393)	(19,906)

	$40,136	$36,942

Depreciation expense was approximately $5.0 million and $4.2 million for the years ended June 30, 2012 and 2011, respectively.

In January 2012, the Company sold one of its aircraft, a Piper Meridian, for a purchase price of $672,000 less repair costs required in connection with the sale of approximately $44,000. As the aircraft was fully depreciated, the sale resulted in a gain of approximately $628,000, which is recorded in gain on sale of asset in the accompanying consolidated statements of operations.

Additionally, in June 2012, the Company wrote-down $0.7 million related to various fixed assets that are no longer being used.

NOTE 5 – GOODWILL AND LONG-LIVED ASSETS

In September 2011, the Financial Accounting Standards Board released ASU 2011-08 and ASC 2012-02, both of which were designed to simplify the testing for goodwill impairment. The amended guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company elected to early adopt this accounting guidance during the fourth quarter of fiscal year 2012. Per the qualitative analysis, the Company concluded that it was more likely than not that the fair value of the reporting units exceeded its carrying amount. In assessing qualitative factors, the Company considered the impact of the following key factors:

•	change in industry and competitive environment;

•	market capitalization

•	earnings multiples

•	budgeted-to-actual operating performance from prior year; and

•	company stock price and performance.

As such, it was not necessary to perform the two-step goodwill impairment test as of June 30, 2012 and, as a result, the Company recorded no impairment charge in accordance with its annual impairment test.

NOTE 6 – RELATED PARTY TRANSACTIONS

The following is a summary of related party transactions, to which the Company has been a party in and in which any of the Company’s executive officers, directors or beneficial holders of more than 5% of its capital stock had or will have a direct or indirect material interest.

Annually, Avantair participates as one of the sponsors of the Corporate Directors Group, an accredited educational organization of RiskMetric ISS Governance Services, of which A. Clinton Allen, a Director of the Company, presides as its Chairman. The sponsorship provides the Corporate Directors Group with 23 hours of aircraft usage annually in lieu of compensation. In addition, the Company sponsors the Corporate Directors Group Piaggio Avanti Owners Club which provides the club with 15 hours of aircraft usage annually in lieu of compensation. The total value of the sponsorship involves amounts totaling less than $120,000.

In January 2011, Avantair granted 10,000 shares of restricted stock to each of its seven non-employee directors of the Company’s Board of Directors. The restricted shares granted to the directors vest one third upon each of the next three successive annual meetings, subject to the grantee’s continued service on the Board of Directors.

In October 2011, the Company transferred its rights to purchase one Piaggio Avanti II aircraft to LW Air pursuant to the existing aircraft purchase agreement between the Company and Piaggio America, Inc. LW Air is controlled by Lorne Weil, a director of the Company. Simultaneous with this transaction, the Company entered into an eight-year management agreement for the aircraft. Pursuant to the agreement between the parties, the Company will manage the aircraft by arranging, on behalf of the owner, short-term leases for use of the aircraft at a specified dry lease rate per flight hour. The Company has guaranteed to the owner monthly cash proceeds out of rental income and/or advances against future rental income equal to $75,000, and the Company will be entitled to retain as a management fee all rental income in excess of the amounts payable to owner, up to a maximum of $51,500 per month. Because management fees may be earned only on average rental hours up to 100 hours per month, it is anticipated that actual management fees will not exceed $30,000 per month. The Company is also required to pay owner additional amounts if usage of the aircraft exceeds 1,200 hours per year at a specified rate per flight hour. The Company considered various financing alternatives prior to entering into this transaction and believes that this agreement was the most beneficial for the Company. Since the contractual relationships under the agreements with LW Air were executed following the date that Mr. Weil became a director and significant beneficial owner, the Company recognizes the transaction as a related party transaction.

By recommendation of the Compensation Committee and approval by the Board of Directors, and in accordance with an Employment Agreement executed July 14, 2011, the Company granted equity compensation to Stephen Wagman, President, pursuant to the Company’s 2006 Long-Term Incentive Plan, as follows:

•

30,000 shares of restricted stock, subject to a three (3) year vesting period, with one-third of the shares vesting upon each of the first three anniversaries of the date of the Employment Agreement, subject to Mr. Wagman’s continued employment with the Company on each vesting date; and

•

425,000 stock options, exercisable at $2.25 per share, subject to a three (3) year vesting period, with one-third of the stock options vesting upon each of the first three anniversaries of the date of the Employment Agreement. These options are subject to Mr. Wagman’s continued employment with the Company on each vesting date and the Company achieving certain financial target goals; provided, however, in the event that less than 100% of the financial target goals are met for each fiscal year during the term of the Employment Agreement, but at least 80% of the goals for such fiscal year are achieved, only one-sixth of the stock options shall vest in lieu of the one-third and the remaining one-sixth shall be forfeited but may eligible for re-vesting in the event of any renewals of the Employment Agreement.

In February 2012, the Company granted deferred equity compensation to each of its seven non-employee directors, pursuant to the 2006 Long-Term Incentive Plan, as follows:

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

NOTE 7 – INCOME TAXES

The difference between income tax benefit provided at the Company’s effective rate and the statutory rate at June 30, 2012 and 2011 are as follows (in thousands):

		2011
	2012	(Restated)
Income tax benefit at statutory rate	$2,130	$4,211
State tax benefit, net of Federal benefit	182	361
(Increase) decrease in valuation allowance	(2,312)	7,351
Reduction of net operating loss due to Section 382 limitation	—	(11,923)

Total	$—	$—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) at June 30, 2012 and 2011 are as follows (in thousands):

		2011
	2012	(Restated)
Deferred tax liabilities
Goodwill	$(260)	$(231)
Depreciation	(5,228)	(4,013)
Deferred revenues, net	(1,566)	(1,028)
Other	(2,244)	(150)

	(9,298)	(5,422)

Deferred tax assets
Deferred rent	894	893
Other	1,800	1,463
Net operating loss carryforwards	34,052	28,202

	36,746	30,558
Less valuation allowance	(27,448)	(25,136)

	9,298	5,422

Net deferred tax assets	$—	$—

The Company considers that the cumulative losses incurred create a rebuttable presumption that a full valuation allowance continues to be required for its deferred tax assets. Therefore, the Company has offset the deferred tax assets attributable to those potential benefits through a valuation allowance in 2012 and 2011 and, accordingly, the Company did not recognize any benefit from income taxes in the accompanying consolidated statements of operations. At June 30, 2012, the Company had net operating loss carryforwards of approximately $89.6 million which begin to expire in 2023.

Upon the completion of the reverse merger, the Company became subject to Section 382 of the Internal Revenue Service (“IRS”) Code relating to a change in ownership. In addition, future changes in ownership could limit the utilization of the net operating loss carryforward and may be subject to substantial annual limitation due to the ownership change limitations provided by the IRS Code of 1986, as amended and similar state provisions. The annual limitation will result in the expiration of the net operating loss before utilization.

Effective July 1, 2007, the Company adopted the provisions of ASC 740 “Income Taxes.” ASC 740-10 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its consolidated financial position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No interest and penalties were incurred for the years ended June 30, 2012 and 2011.

Information related to the activity of the valuation allowance is as follows (in thousands):

		2011
	2012	(Restated)
Beginning balance	$25,136	$32,487
Increase (decrease) in valuation allowance	2,312	(7,351)

Ending balance	$27,448	$25,136

During fiscal year 2012, the IRS conducted and completed audits of our 2010 Form 1120 consolidated tax return and our 2010 Form 941 payroll tax returns. There were no material findings or adjustments from these audits. At the time of the filing of this Annual Report on Form 10-K, the IRS is conducting an audit of our Federal Excise Tax (“FET”) returns; however, this audit has not yet been completed.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company conducts a major part of its operations from leased facilities, which include airplane hangars and administrative offices. The 15 year hangar lease in Clearwater, Florida, which began in April 2006, is classified as an operating lease and was amended in September 2011 under Amendment Number One to the Hangar Lease Agreement (“Amendment Number One”). In accordance with Amendment Number One, the Company renegotiated its Clearwater, Florida lease to reduce its ongoing rent expense and fuel flow fees. Under terms of Amendment Number One, the initial lease term was extended by five months and expires in September 2021. In December 2011, the Company terminated its Caldwell, New Jersey lease and ceased its limited FBO operations at that facility. Simultaneously, the Company agreed to maintain a portion of an aircraft hangar in Caldwell, New Jersey for $2,000 per month. This hanger lease, which is classified as an operating lease, expires in October 2018 and includes a 90 day mutual termination clause, which was exercised in August 2012. The Company also has a 15 year lease for its FBO and maintenance operations in Camarillo, California expiring in 2021, which is classified as an operating lease. The Company is currently negotiating the sale of its FBO operations in California, resulting in the Company entering into a non-binding letter of intent to sell this business to an unrelated third party, which is expected to occur in October 2012. There can be no assurance that this transaction will be completed. In January 2011, the Company entered into a three year operating lease agreement for a facility in Dallas, Texas, which is used to perform maintenance on the Company’s aircraft.

During the second quarter of fiscal year 2010, the Company transferred its rights to purchase four Piaggio Avanti II aircraft to LW Air pursuant to the existing aircraft purchase agreement between the Company and Piaggio America, Inc. LW Air is controlled by Lorne Weil, a director of the Company. Simultaneous with each of these transactions, the Company entered into an eight-year management agreement for each aircraft. Pursuant to each agreement between the parties, the Company manages the aircraft by arranging, on behalf of the owner, short-term leases for use of the aircraft at a specified dry lease rate per flight hour. In each agreement, the Company guaranteed to the owner monthly cash proceeds out of rental income and/or advances against future rental income equal to $80,000, and the Company is entitled to retain as a management fee all rental income in excess of the amounts payable to the owner, up to a maximum of $56,500 per month. Because the Company did not begin to fully lease the aircraft in the fractional program for several months, the Company did not make approximately $760,000 in payments to the owner. Accordingly, effective July 1, 2010, the terms of each management agreement were amended to reduce the maximum management fee the Company was entitled to retain to $44,000 per month for each aircraft for the eight months ended February 28, 2011, after which the maximum management fee charged continued to be $56,500 per month for each aircraft. Because management fees under each agreement may be earned only on average rental hours up to 100 hours per month, it is anticipated that actual management fees under each agreement will not exceed $25,000 per month. The Company is also required to pay the owner additional amounts if usage of the aircraft exceeds 1,200 hours per year at a specified rate per flight hour. The Company accrued $375,000 for services rendered by a third party in connection with these transactions. The fee is being amortized to aircraft lease expense over the term of the agreements. The Company accounts for the management agreements as operating leases. The terms of this agreement were amended subsequent to year-end, refer to Note 17 Subsequent Events.

Effective December 2010, the Company entered into an aircraft rental agreement with a third party to lease a Pilatus aircraft to be used in the Company’s maintenance operations. Pursuant to this agreement, the Company is obligated to pay $12,961 per month for three years, which provides 300 flight hours per year to the Company. The Company accounts for this agreement as an operating lease. Effective July 2012, the parties terminated the aircraft rental agreement and entered into a Settlement Agreement and Mutual Release (“settlement agreement”) related to the aircraft. In connection with the settlement agreement, the Company is required to pay approximately $0.2 million relative to additional usage of the aircraft, together with maintenance costs required pursuant to the aircraft rental agreement. The costs incurred in conjunction with the settlement agreement have been accrued and recognized in the accompanying consolidated statements of operations as a cost of flight operations.

During July 2011, the Company entered into an aircraft lease agreement with three third parties for the Company to lease a Piaggio Avanti II aircraft. Pursuant to the aircraft lease agreement, the Company is obligated to pay a total of $50,000 per month for ten years. The Company is also required to pay the owner additional amounts if usage of the aircraft exceeds 1,300 hours per year at a specified rate per flight hour. In addition, the Company is obligated to provide the lessors a total of 125 flight hours per year during the term of the agreement. The Company accounts for this agreement as an operating lease. During fiscal year 2012, the Company exceeded its 1,300 allotment of hours and, as such, accrued and recognized $0.1 million in the accompanying consolidated statements of operations as a cost of flight operations.

In October 2011, the Company transferred its rights to purchase one Piaggio Avanti II aircraft to LW Air pursuant to the existing aircraft purchase agreement between the Company and Piaggio America, Inc. LW Air is controlled by Lorne Weil, a director of the Company. Simultaneous with this transaction, the Company entered into an eight-year management agreement for the aircraft. Pursuant to the agreement between the parties, the Company will manage the aircraft by arranging, on behalf of the owner, short-term leases for use of the aircraft at a specified dry lease rate per flight hour. The Company has guaranteed to the owner monthly cash proceeds out of rental income and/or advances against future rental income equal to $75,000, and the Company will be entitled to retain as a management fee all rental income in excess of the amounts payable to owner, up to a maximum of $51,500 per month. Because management fees may be earned only on average rental hours up to 100 hours per month, it is anticipated that actual management fees will not exceed $30,000 per month. The Company is also required to pay owner additional amounts if usage of the aircraft exceeds 1,200 hours per year at a specified rate per flight hour. The Company considered various financing alternatives prior to entering into this transaction and believes that this agreement was the most beneficial for the Company. The Company accrued $124,000 for services rendered by a third party in connection with this transaction. The fee is being amortized to aircraft lease expense over the term of the agreement. The Company accounts for the management agreement as an operating lease.

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

Total rent expense for all material operating leases for the years ended June 30, 2012 and 2011 was approximately $8.3 million and $8.4 million respectively.

Future minimum lease payments on these operating leases are (in thousands):

Year Ended June 30,	Minimum Payment
2013	$7,609
2014	7,509
2015	7,588
2016	7,661
2017	7,735
Thereafter	15,259

Total minimum payments	$53,361

Purchase Commitments

As of June 30, 2012, Avantair had contractual commitments to purchase 48 additional Piaggio Avanti II aircraft through 2013 with a mutual understanding that the aircraft delivery dates can be extended. The total commitment if exercised during the period, including a proposed price escalation, is valued at approximately $305.1 million, net of deposits paid on future aircraft deliveries of $6.4 million.

On June 20, 2008, Avantair assigned its rights and obligations to purchase twenty Embraer Phenom 100 (“Phenom 100”) aircraft positions to Share 100 Holding Co., LLC (“Share 100”), a wholly-owned subsidiary of Avantair. On the same date, Avantair entered into a membership interest purchase agreement with Executive Air Shares Corporation (“EAS”), in which EAS purchased the Class A membership of Share 100 and Avantair retained the Class B membership. EAS, as Class A member, has the rights and obligations to purchase the Phenom 100 aircraft with positions one through eighteen and to fund payment due in connection with these aircraft. EAS paid Share 100 approximately $2.47 million in connection with these transactions and made an additional $750,000 capital contribution to Share 100 in December 2008, all of which was, immediately distributed to Avantair. Avantair, as Class B member, has the rights and obligations to purchase the Phenom 100 aircraft with positions nineteen and twenty and to fund payment due in connection with these aircraft. EAS had the option to purchase aircraft nineteen and twenty which was to have been exercised by October 1, 2010; if exercised, EAS would reimburse Avantair for all payments made relative to these aircraft and provide all remaining funds required. In the event that EAS did not exercise the option to purchase aircrafts nineteen and twenty by October 1, 2010, Avantair would have the right and obligation to purchase the nineteenth and twentieth aircraft. The Company entered into agreements with EAS to extend the exercise requirement in November 2010, April 2011, and November 2011, which extended the exercise requirement to April 2011, December 2011 and June 2012, respectively. On May 25, 2012, the exercise requirement was extended an additional twelve months to June 1, 2013. If EAS defaults under its obligations to purchase aircraft positions one through eighteen, EAS will forfeit all deposits paid for the undelivered aircraft, including the funds distributed to Avantair. If the Company defaults under its obligations to purchase any undelivered aircraft following a breach by EAS, or if the Company fails to purchase the last two aircraft positions, the Company’s maximum exposure to Embraer would be the amounts due for undelivered aircraft at the time, which as of June 30, 2012 was valued at $43.4 million, net of deposits paid on undelivered aircraft of $2.0 million.

Employee Termination and Other Costs

During the third quarter of fiscal year 2012, the Company developed and implemented plans to improve sales performance and deliver efficiencies within the finance department. These plans were evaluated and recorded in accordance with ASC 420 “Exit or Disposal Cost Obligations” (“ASC 420”). In connection with the changes in the sales and finance departments, the Company incurred various costs and obligations, including severance payouts to employees and other related charges. The Company expects total costs associated with these activities to be approximately $1.0 million. For the year ended June 30, 2012, the Company recognized approximately $1.0 million in the accompanying consolidated statements of operations as employee termination and other costs. The Company completed these changes during the fourth quarter of fiscal year 2012, and, as a result, does not expect to incur additional expense subsequent to June 30, 2012. As of June 30, 2012, the liability attributable to unpaid employee termination and other expense was approximately $0.2 million, representing a reduction of approximately $0.2 million from the unpaid employee termination and other expense liability as of March 31, 2012, which was $0.4 million. The reduction in liability represents amounts paid during the three month period ending June 30, 2012. This liability is included in accrued liabilities in the accompanying consolidated balance sheet.

Aircraft Incident

In November 2011, one of the Company’s fractionally-owned aircraft, a 2007 Piaggio P-180, was involved in an incident (“Aircraft Incident”), following which the aircraft was declared a total loss by the Company’s insurer. Only minor injuries were sustained by the passengers and crew. The Company was required to maintain insurance on the aircraft that covered its replacement value, which was estimated to be $4.8 million. During December 2011, the Company received $6.5 million of insurance proceeds which were initially recorded as an accrued liability as of December 31, 2011. The additional insurance proceeds were a result of the Company insuring its aircraft in excess of the replacement value to reimburse the Company for expenses associated with a reduction in available aircraft in its fleet, including, but not limited to, costs incurred for chartered flights, repositioning aircraft to accommodate owner’s requirements, and maintenance costs associated with higher flight hours on the remaining fleet. These proceeds offset similar expenses during the third and fourth quarters of fiscal year 2012, and are expected to offset similar expenses in the first quarter of fiscal year 2013. The fractional ownership documents permit the Company to replace the aircraft on behalf of the fractional owners with another aircraft that is substantially similar and has a market value approximately equal to or greater than the market value of the 2007 Piaggio P-180 involved in the Aircraft Incident. During the third and fourth quarters of fiscal year 2012, the Company purchased the fractional owners’ interest in the aircraft, and simultaneously, the fractional owners of the 2007 Piaggio P-180 entered into new fractional ownership documents for a substantially similar replacement aircraft interest. During the third and fourth quarters of fiscal year 2012, the Company paid a total of approximately $4.8 million and transferred 16.0 fractional shares in connection with this incident. As of June 20, 2012, the insurance proceeds liability was approximately $0.4 million, and is included in accrued liabilities in the accompanying consolidated balance sheet. In accordance with ASC 225 “Income Statement” (“ASC 225”), there was no gain or loss recognized in connection with the loss of this aircraft.

Legal Proceedings

From time to time, the Company is party to various legal proceedings in the normal course of business. It is expected that these claims would be covered by insurance subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. As of June 30, 2012, there were no legal proceedings which the Company would anticipate having a material adverse effect on its financial position, results of operations or cash flows.

NOTE 9 – CAPITAL LEASE TRANSACTIONS

Midsouth Services, Inc. (“Midsouth”)

The Company has six separate capital lease agreements with Midsouth.

In July 2006, the Company entered into a lease agreement, pursuant to which Midsouth leased a core aircraft to the Company. The original lease agreement was accounted for as an operating lease. In April 2009, the Company amended the original lease agreement, pursuant to which the Company was required to pay $74,900 per month, at 11.0% interest per annum until August 2011, the expiration of the amended lease agreement. The Company accounted for this amendment as a capital lease in the accompanying consolidated balance sheets. In addition, the Company agreed to purchase the leased aircraft for approximately $3.0 million from Midsouth within sixty days following the expiration of the amended lease agreement. In August 2011, the Company entered into a second amendment to the aircraft lease agreement to extend the lease term for five years, and decrease monthly payments to $62,500. Upon expiration of the five year term, the Company may purchase, at its sole discretion, the aircraft at a purchase price of approximately $0.3 million. The second amendment to the aircraft lease agreement was evaluated in accordance with ASC 470 “Debt” (“ASC 470”). Based on the Company’s evaluation, the debt transaction did not meet specified criteria causing the transaction to be recorded in accordance with “Debt Modification and Extinguishment” guidance within ASC 470. The obligation outstanding at June 30, 2012 totaled approximately $2.6 million.

On October 10, 2007, Avantair entered into a lease agreement to which Midsouth leased a core aircraft to the Company. Under the lease agreement, Midsouth provided funding for the $4.7 million purchase of a pre-owned Piaggio P-180 aircraft. Midsouth leases the aircraft exclusively to Avantair under a five year lease at 15.0% interest per annum. The monthly lease payments for the term of the lease are $89,000. At the end of the five year lease, Avantair shall purchase the aircraft from Midsouth at the guaranteed residual value in the amount of approximately $2.3 million. Avantair also has the option to purchase the aircraft anytime during the lease term at the then current guaranteed residual value as set forth on the amortization schedule without penalty. The Company accounts for this lease as a capital lease in the accompanying consolidated balance sheets. The obligation outstanding at June 30, 2012 totaled approximately $2.6 million.

In April 2009, the Company entered into a lease agreement, pursuant to which Midsouth leases a Piaggio P-180 aircraft to the Company for a ten year lease term at $75,000 per month, at 15.0% interest per annum. The Company is required to provide Midsouth with 100 hours of flight time per year during the lease term. Hours have been accounted for at their fair value and are liquidated as hours are flown. Midsouth has the sole option to terminate the lease at the end of the fifth year of the lease term and require the Company to purchase the leased aircraft for approximately $3.8 million within ninety days of that date. If this option is not exercised by Midsouth, the lease will continue for the remaining five years of the lease term and, at the end of the ten year lease, the Company will be required to purchase the aircraft from Midsouth for $0.3 million. The Company accounts for this lease as a capital lease in the accompanying consolidated balance sheets. The obligation outstanding at June 30, 2012 totaled approximately $4.3 million.

In September 2011, simultaneous with the termination of the Floor Plan Finance Renewal Agreement and Renewal Guaranteed Aircraft Purchase Agreement for a Piaggio P-180 aircraft, the Company entered into a Lease Agreement, pursuant to which Midsouth leases a Piaggio P-180 aircraft to the Company for a five year lease term at $75,000 per month, at 15.0% interest per annum. Following the expiration of the term of the Lease Agreement, the Company has agreed to purchase the leased aircraft for approximately $3.4 million from Midsouth. The termination of the Floor Plan Financing Agreement and subsequent entrance into the Lease Agreement was evaluated in accordance with ASC 470 “Debt” (“ASC 470”). Based on the Company’s evaluation, the debt transaction met the specified criteria causing the transaction to be recorded in accordance with “Debt Modification and Extinguishment” guidance within ASC 470. As a result, the Company recognized a gain on debt extinguishment of $0.4 million, which is included in the accompanying consolidated statements of operations. The Company accounts for this lease as a capital lease in the accompanying consolidated balance sheets. The obligation outstanding at June 30, 2012 totaled approximately $4.6 million.

In October 2011, the Company entered into a five year lease agreement with Midsouth for $2.0 million, related to one used aircraft previously financed through a Wells Fargo promissory note. The Company will make principal payments ranging from $24,000 to $29,500 plus interest of 13% per annum. Following the expiration of the term of the lease agreement, the Company has agreed to purchase the leased aircraft for approximately $0.4 million from Midsouth. The Company accounts for this lease as a capital lease in the accompanying consolidated balance sheets. The obligation outstanding at June 30, 2012 totaled approximately $1.8 million.

In May 2012, the Company entered into a two year lease agreement with Midsouth for $1.2 million, related to one used aircraft previously financed through a Wells Fargo Equipment Finance, Inc. promissory note. The Company will make monthly lease payments to Midsouth in the amount of $55,000, which includes variable interest of 9.9% per annum (based on 4.9% over a floor of a 5% prime rate). Following the expiration of the lease agreement, the Company will receive title to the aircraft. The Company accounts for this lease as a capital lease in the accompanying consolidated balance sheets. The obligation outstanding at June 30, 2012 totaled approximately $1.1 million.

The capital lease obligations are included in long-term debt in the accompanying consolidated balance sheets.

Future minimum lease payments on these capital leases are (in thousands):

Year Ended June 30,	Minimum Payment
2013	$6,446
2014	7,156
2015	2,110
2016	2,086
2017	4,505

Total minimum payments	22,303
Less: amount representing interest	(5,263)

Present value of minimum lease payments	$17,040

NOTE 10 – SHORT-TERM DEBT

Short-term debt consists of the following as of June 30, 2012 and 2011 (in thousands):

	2012	2011
Midsouth Services, Inc	$12,000	$12,400
Lear 60-208, LLC (“Lear”)	—	600

Short-term debt	$12,000	$13,000

In April 2009, Avantair entered into two Floor Plan Agreements with Midsouth to replace Midsouth’s existing Floor Plan Agreements dated July 31, 2008. The new Floor Plan Agreements extended credit to Avantair in an increased amount of $11.6 million to be used towards the purchase of a new Piaggio P-180 aircraft for a term of the later of: (1) twelve months or (2) until the date on which the net purchase price for the aircraft financed pursuant to the Floor Plan Agreement is paid. Each Floor Plan Agreement covered an amount not to exceed $5.8 million for a term of twelve months. The Company had the sole option to terminate one of the Floor Plan Agreements during the term with ninety days written notice. The Company agreed to pay Midsouth a monthly fee of $82,500 for the first Floor Plan Agreement and $75,000 for a second Floor Plan Agreement. During December 2010, the Company repaid the first Floor Plan Agreement in the amount of $5.8 million and during September 2011, the Company converted the second Floor Plan Agreement in the amount of $5.2 million into a Capital Lease, refer to Note 9 Capital Lease Transactions.

In March 2011, the Company entered into one Floor Plan Agreement with Midsouth. This Floor Plan Agreement was similar to previous arrangements between Midsouth and Avantair in that Midsouth agreed to extend credit to Avantair for the purchase of fractional aircraft for a term of the later of: (1) twelve months or (2) until the date on which the net purchase price for the aircraft financed pursuant to the Floor Plan Agreement is paid. The Company is paying Midsouth a monthly fee of $65,000 pursuant to the Floor Plan Agreement. The aircraft purchase agreement related to the aircraft currently financed pursuant to the Floor Plan Financing Agreement, which was modified by the Company recently, requires the Company to purchase the aircraft from the lender on or before July 12, 2012. As of June 30, 2012, borrowings outstanding under the Floor Plan Agreement totaled $6.0 million. Subsequent to June 30, 2012, this agreement was refinanced with a third party; refer to Note 17 Subsequent Events.

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

In May 2011, the Company entered into a 12% short-term note payable with Midsouth to finance $0.7 million deposits for one new Piaggio Avanti II aircraft. The Company agreed to pay Midsouth a monthly fee of $7,000 following the commencement of the term pursuant to the Aircraft Deposit Agreement. The term of the agreement, as extended in July 2011, is four months or until the Company takes delivery of the aircraft. During the first quarter of fiscal year 2012, the Company transferred the rights for delivery of this aircraft to a third party who leased the aircraft back to the Company through a capital lease, refer to Note 9 Capital Lease Transactions. The financing amount associated with this lease included the amount of this aircraft deposit. Simultaneous with the commencement of the related capital lease, the loan for this deposit was satisfied by the lessors and therefore considered a non-cash financing transaction on the Company’s cash flow statement. There was no gain or loss in connection with the completion of the aircraft delivery rights transfer.

In addition, during May 2011, the Company entered into a 9.7% short-term note payable with three third parties to finance $0.6 million of deposits for one new Piaggio Avanti II aircraft, pursuant to the Aircraft Deposit Agreement. The term of the agreement is four months or until the Company takes delivery of the aircraft. During the first quarter of fiscal year 2012, the Company transferred the rights for delivery of this aircraft to a third party who leased the aircraft back to the Company through an operating lease, refer to Note 8 Commitments and Contingencies. The financing amount associated with this lease included the amount of the aircraft deposits. Simultaneous with the commencement of the related operating lease, the loan for this deposit was satisfied by the lessors and therefore considered a non-cash financing transaction on the Company’s cash flow statement. There was no gain or loss in connection with the completion of the aircraft delivery rights transfer.

In September 2011, the Company took delivery of one new Piaggio Avanti P-180 aircraft, for resale in the Fractional Ownership program, financed through a Floor Plan Financing Agreement with Midsouth. The financing agreement is similar to the previous arrangements between Midsouth and Avantair with a term of the later of: (1) fifteen months or (2) until the date on which the net purchase price for the aircraft financed pursuant to the Floor Plan Agreement is paid. The Company agreed to pay Midsouth a monthly fee of $72,500 following the commencement of the term pursuant to the Floor Plan Agreement. The aircraft purchase agreement related to the aircraft currently financed pursuant to the Floor Plan Financing Agreement requires the Company to purchase it from the lender on or before December 31, 2012. As of June 30, 2012, borrowings outstanding under the Floor Plan Agreement totaled $6.0 million.

NOTE 11 – LONG- TERM DEBT

Long-term debt consists of the following as of June 30, 2012 and 2011 (in thousands):

	2012	2011
Midsouth Services, Inc	$17,040	$10,722
Iberia Bank	1,365	1,568
Wells Fargo Equipment Finance, Inc.	—	2,241
Wells Fargo	—	1,523

	18,405	16,054
Less current portion	(4,652)	(7,856)

Long-term debt	$13,753	$8,198

Midsouth Services, Inc.

Avantair leases core aircraft under capital lease obligations with Midsouth Services, Inc (see Note 9).

Iberia Bank

In August 2007, the Company and Iberia Bank, formerly Century Bank F.S.B., executed a $2.2 million note agreement for the purchase of one aircraft. The note is payable in monthly installments of $27,175 with interest of 8.25% per annum, through August 3, 2012. The note is collateralized by the aircraft. The obligation outstanding at June 30, 2012 totaled approximately $1.4 million. Subsequent to June 30, 2012, the Company extended the term of this loan to December 2013, refer to Note 17 Subsequent Events.

Wells Fargo Equipment Finance, Inc.

In February 2005, the Company entered into financing arrangements for the purchase of two aircraft under two notes payable with Wells Fargo Equipment Finance, Inc. The notes were payable in monthly installments ranging from $10,644 to $38,480 with interest ranging from 5.96% to 6.12% per annum, through 2012. The notes were collateralized by both aircraft. In January 2012, in connection with the sale of one of the collateralized aircraft discussed in the Property and Equipment section in Note 4, the Company paid off one promissory note in the amount of approximately $790,000. In March 2012, the Company repaid the remaining promissory note in the amount of approximately $1.2 million. Accordingly, as of June 30, 2012, there were no obligations outstanding under these financing arrangements.

Wells Fargo

On October 31, 2007, the Company and Wells Fargo entered into a financing arrangement for the purchase of one used aircraft at a total purchase price of approximately $4.5 million (inclusive of the value of a flight hour card of 100 hours). Financing was obtained from Wells Fargo through a note payable of $3.9 million. This note was to be repaid monthly over 7 years at an interest rate of the LIBOR rate plus 4.0%. In October 2011, the Company repaid the promissory note in the amount of $1.4 million. Accordingly, as of June 30, 2012, there were no obligations outstanding under this financing arrangement.

Future minimum payments on long-term debt in fiscal years subsequent to June 30, 2012 are as follows (in thousands):

Year Ended June 30,	Minimum Payment
2013	$4,652
2014	6,792
2015	1,212
2016	1,353
2017	4,396
Thereafter	—

$18,405

NOTE 12 – CAPITAL STOCK

General

The Company’s authorized capital stock consists of 75 million shares of common stock, par value, $0.0001 per share, and one million shares of preferred stock, par value of $0.0001 per share.

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

Shares of Reserved Common Stock

Common Stock. As of June 30, 2012, the Company had 26,497,468 shares of its common stock outstanding and 1,771,033 shares of common stock available for future issuance under the Company’s 2006 Long-Term Stock Incentive Plan.

Pursuant to the 2006 Long-Term Incentive Plan, 3.5 million shares of common stock are reserved for issuance under this plan. As of June 30, 2012, the Company has 152,000 shares of Series A Convertible Preferred Stock outstanding. The Company has 4,251,857 shares of common stock reserved on its books and records for issuance upon the conversion of the outstanding shares of Series A Convertible Preferred Stock. As a result of the sales of shares consummated on June 30, September 25, and October 16, 2009, the conversion price of the Series A Convertible Preferred Stock was reduced from $5.15 to $3.57. The remaining shares of authorized and unissued common stock will be available for future issuance without additional stockholder approval (subject to applicable securities laws and the rules of any securities market or exchange on which our common stock is quoted at the time).

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

There are 152,000 shares of Series A Convertible Preferred Stock outstanding. The terms of the Series A Convertible Preferred Stock are set forth in a Certificate of Designations filed November 14, 2007, with the State of Delaware. Pursuant to such Certificate of Designations, the shares of Series A Convertible Preferred Stock (a) will rank senior to all currently outstanding classes of stock of the Company with respect to liquidation and dividends, (b) will be entitled to receive a cash dividend at the annual rate of 9.0%, payable quarterly (with such rate being subject to increase up to a maximum of 12.0% if such dividends are not timely paid), (c) will be convertible into shares of the Company’s common stock at any time at the option of the investors based on an adjusted conversion price of $3.57 per share (subject to adjustment), (d) may be redeemed by the Company following the seventh anniversary of the issuance of the shares of Series A Convertible Preferred Stock, (e) may be redeemed by the Company in connection with certain change of control or acquisition transactions, (f) will be redeemed by the Company following the ninth anniversary of the issuance of the shares of Series A Convertible Preferred Stock, upon receipt of the written consent of the holders of a majority of the then outstanding shares of Series A Convertible Preferred Stock, (g) will vote on an as-converted basis with the Company’s Common Stock and (h) will have a separate vote over certain material transactions or changes which the Company may wish to effect. The Company paid its investment adviser 5% of the proceeds received from the issuance of Series A Convertible Preferred Stock.

NOTE 13 – STOCK-BASED COMPENSATION

The Company has one stock-based compensation plan, the 2006 Long-Term Incentive Plan, which the Company’s shareholders approved, for employees, certain non-employees and non-employee directors. Stock-based awards under this plan may consist of common stock, common stock units, stock options, cash-settled or stock-settled stock appreciation rights, restricted stock and other stock-based awards. The Company issues common stock to satisfy stock option exercises or vesting of stock awards.

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

Stock Options

The term of stock options granted are determined by the Compensation Committee not to exceed 10 years. Additionally, the term of the stock grants is limited to five years if the grantee owns in excess of 10.0% of the stock of the Company at the time of the grant. The vesting provisions of individual options may vary but in each case will generally provide for vesting of at least 33.0% per year of the total number of shares subject to the option and some are subject to additional terms and conditions. The exercise price and other terms and conditions of stock options will be determined by the Compensation Committee at the time of grant. The exercise price per share may not be less than the fair market value of a share of the Company’s common stock on the date of the grant.

Under the 2006 Long-Term Incentive Plan, the Company has granted the following options:

•

150,000 stock options granted in February 2007 to certain non-employee members of the board of directors. There was no stock-based compensation expense recognized during the fiscal years ended June 30, 2012 and 2011, respectively, related to these options due to the options being fully vested.

•

626,100 stock options granted in April 2010 to Company employees (other than its three named executive officers) with each receiving a specified number of stock options. The Company recognized $0.3 and $0.2 million of stock-based compensation expense related to these options for the fiscal years ended June 30, 2012 and 2011, respectively.

•

175,000 stock options granted in October 2010, by recommendation of the Compensation Committee and approval by the Board of Directors, to the Company’s three named executive officers with each receiving a specified number of stock options. The Company recognized $0.1 and $0.1 million of stock-based compensation expense related to these options for the fiscal years ended June 30, 2012 and 2011, respectively.

•

425,000 stock options granted in July 2011, by recommendation of the Compensation Committee and approval by the Board of Directors, and in accordance with an Employment Agreement executed in July 2011, to Stephen Wagman. The Company recognized $0.1 million of stock-based compensation expense related to these options for the fiscal year ended June 30, 2012.

Stock-based compensation expense is included as general and administrative expense in the accompanying consolidated statements of operations.

The Company estimated the fair value of each option award on the date of grant using the Black-Scholes option pricing model (“BSM”). The volatility assumption is based on a calculation of the volatility of the Company’s five year historical stock price. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s intent not to issue a dividend under its dividend policy. The expected term is based on the simplified method in accordance with ASC 820.

The fair value of share-based payment awards was estimated using the BSM option pricing model with the following assumptions and weighted average fair values:

	Year Ended June 30, 2012
	Range	Weighted Average
Volatility	60.68% - 67.49%	63.37%
Risk-free interest rate	1.51% - 4.67%	2.80%
Expected term	6.00 years	6.00 years
Dividend rate	0.00% - 0.00%	0%
Fair values	$1.09 - $3.23	$1.59

	Year Ended June 30, 2011
	Range	Weighted Average
Volatility	60.68% - 61.58%	61.41%
Risk-free interest rate	3.29% - 4.67%	3.56%
Expected term	6.00 years	6.00 years
Dividend rate	0.00% - 0.00%	0.00%
Fair values	$1.55 - $3.23	$1.87

The following table summarizes the activity for the Company’s stock options for the year ended June 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregagte Intrinsic Value
Outstanding as of June 30, 2011	870,000	$3.06		$—
Grants	425,000	2.25
Exercises	—	—
Forfeitures	(147,200)	2.61
Expirations	—	—

Total outstanding as of June 30, 2012	1,147,800	$2.82	7.44	$—

Total exercisable as of June 30, 2012	519,214	$3.39	6.42	$—

Total unvested as of June 30, 2012	628,586	$2.35	8.65	$—

Total vested or expected to vest as of June 30, 2012	1,033,020	$2.82	7.44	$—

As of June 30, 2012, stock option issuance deferred compensation and related remaining vesting periods were as follows (deferred stock-based compensation in thousands):

	As of June 30, 2012
	Deferred Stock-Based Compensation	Remaining Vesting Period (in years)
April 2010 employee stock options	$211	0.78
October 2010 executive stock options	109	1.25
July 2011 executive stock options	290	2.04

	$610

Restricted Shares

The Company expenses restricted shares granted in accordance with the provisions of ASC 718. The vesting provisions of individual stock awards may vary but in each case will generally provide for vesting of at least 33.0% per year of the total number of shares. The fair value of the restricted shares issued is amortized on a straight-line basis over the vesting period of three years. Under the 2006 Long-Term Incentive Plan, the Company has granted the following restricted stock awards:

•	70,000 stock awards granted in January 2011 to certain non-employee members of the board of directors. The fair value at the date of grant was $2.35 per share.

•

30,000 stock awards granted in July 2011, by recommendation of the Compensation Committee and approval by the Board of Directors, and in accordance with an Employment Agreement executed in July 2011, to the Company’s then Executive Vice President and Chief Financial Officer. The fair value at the date of grant was $1.90 per share.

•

60,000 stock awards granted in which shall convert into shares of the Company’s common stock on a one-for-one basis upon the earliest of (i) the date of the Non-Employee Director’s cessation of service with the Company, or (ii) the date of a change in control of the Company and 80,000 shares of restricted stock, which shares shall be nontransferable until the earlier of the date of the Non-Employee Director’s cessation of service with the Company or the date of change in control of the Company.

The Company recognized $0.2 and $0.1 million of stock-based compensation expense related to restricted stock awards for the fiscal year ended June 30, 2012 and 2011, respectively.

The following table summarizes information related to nonvested restricted shares:

	Shares	Weighted Average Fair Value
Unvested Restricted Shares balance as of June 30, 2011	225,509	$2.01
Granted	170,000	1.21
Forfeited/cancelled	(66,667)	0.85
Vested	(177,833)	1.07

Unvested Restricted Shares balance as of June 30, 2012	151,009	$1.71

As of June 30, 2012, deferred stock-based compensation related to restricted stock awards totaled $0.1 million and will be recognized over the remaining vesting period.

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

In addition, an option to purchase a total of 300,000 units at an exercise price of $9.90 per unit (with each unit consisting of one share of common stock and two warrants, each to purchase one share of Company common stock at an exercise price of $6.25 per share) were sold in connection with the underwriting of its initial public offering and expired on February 23, 2010.

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

On October 16, 2009, pursuant to an agreement between EBC and the Company, in consideration for services rendered as placement agent for the Company’s June, September and October 2009 private placements, the Company issued to EBC and its affiliates 455,887 fully vested warrants with a June 30, 2012 expiration date. Each warrant permitted the holder to purchase one share of the Company’s common stock at an exercise price of $1.05 per share. The shares issuable upon exercise of the warrants were entitled to registration rights under the October 2009 Registration Rights Agreement. The Company had the option to redeem warrants at any time on or after October 16, 2011 at the price of $0.01 per warrant, provided that the volume weighted average price of the Company’s common stock has been at least 200.0% of the exercise price of a warrant for any twenty trading days during any consecutive thirty trading day period ending on the third trading day preceding the date of the notice of redemption. The Company did not redeem any of these warrants on or after October 16, 2011 through the date of warrant expiration on June 30, 2012. These warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering. On June 30, 2012, the remaining outstanding warrants issued to EBC and its affiliates in the amount 437,887 expired. Further, the Company did not redeem any of these warrants prior to their expiration.

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

During the second quarter of fiscal year 2010, the Company transferred its rights to purchase four Piaggio Avanti II aircraft to LW Air pursuant to the existing aircraft purchase agreement between the Company and Piaggio America, Inc. LW Air is controlled by Lorne Weil, a director of the Company. Simultaneous with each of these transactions, the Company entered into an eight-year management agreement for each aircraft. Pursuant to each agreement between the parties, the Company manages the aircraft by arranging, on behalf of the owner, short-term leases for use of the aircraft at a specified dry lease rate per flight hour. In each agreement, the Company guaranteed to the owner monthly cash proceeds out of rental income and/or advances against future rental income equal to $80,000, and the Company is entitled to retain as a management fee all rental income in excess of the amounts payable to the owner, up to a maximum of $56,500 per month. Because the Company did not begin to fully lease the aircraft in the fractional program for several months, the Company did not make approximately $760,000 in payments to the owner. Accordingly, effective July 1, 2010, the terms of each management agreement were amended to reduce the maximum management fee the Company was entitled to retain to $44,000 per month for each aircraft for the eight months ended February 28, 2011, after which the maximum management fee charged continued to be $56,500 per month for each aircraft. Because management fees under each agreement may be earned only on average rental hours up to 100 hours per month, it is anticipated that actual management fees under each agreement will not exceed $25,000 per month. The Company is also required to pay the owner additional amounts if usage of the aircraft exceeds 1,200 hours per year at a specified rate per flight hour.

In conjunction with the above transaction with LW Air, warrants were issued for the purchase of 2,373,620 shares of the Company’s common stock at an exercise price of $1.25 per share. The warrants expire on October 16, 2012, and the warrants and any underlying shares purchased upon exercise of the warrants may not be sold, transferred, assigned or hypothecated, in whole or in part, at any time on or prior to October 16, 2011, other than to an affiliate of the warrant holder. The Company may redeem the warrants held by Lorne Weil at any time on and after October 16, 2011 at the price of $0.01 per warrant, provided that the volume weighted average price of the Company’s common stock has been at least 300.0% of the exercise price of a warrant for any twenty trading days during any consecutive thirty day trading period ending on the third trading day preceding the date of the notice of redemption. On December 15, 2009, LW Air took delivery of the fourth aircraft and, as such, satisfied the conditions for vesting of all the warrants. The Company accounted for the LW Air transaction and the issuance of the warrants by recording the charges paid to the owner (including the fair value of the warrants calculated in accordance with ASC 820 estimated at $0.34 per warrant) as cost of flight operations in the accompanying consolidated financial statements on a straight-line basis ratably over the initial term of the agreement. The fair values of the warrants issued were estimated on the date of grant. A Lattice option-pricing model, applying the following assumptions, was used to estimate the fair value for the warrants issued:

Stock Price (1)	$1.15
Exercise Price (2)	$1.25
Interest Rate (1)	0.015% and 0.066	% (4)
Volatility	78.89%
Time to Maturity (2)	3 years
Number of Steps (3)	156
Suboptimal Exercise Factor	3.00
Minimum Market Price	$3.75

(1)	As of the Valuation Date
(2)	Per warrant agreement
(3)	Number of weeks in year over a 3 year period.
(4)	Based on vesting period of one and nine weeks.

Due to its limited history as a public company, the Company estimated expected volatility for the EBC and Lorne Weil warrant valuations based on the historical volatility of certain similar companies. The risk-free interest rate assumptions are based upon observed interest rates appropriate for the expected term of the warrants.

NOTE 15 – RETIREMENT PLAN

Defined Contribution Plan

The Company has a 401(k) Profit Sharing Plan (the “401(k) Plan”) available for substantially all employees. Employees may contribute up to the annual IRS maximum dollar limit. Company contributions to the 401(k) Plan are up to 50% of the first 6% of employee contributions. Amounts charged to operations were $0.4 million and $0.3 million for the years ended June 30, 2012 and 2011, respectively. The Company has not made any discretionary profit sharing employer contributions to the 401(k) Plan to date.

NOTE 16 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS AND UNAUDITED QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Impact to Consolidated Financial Statements

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarter ended March 31, 2012, the Company determined there were errors, as described below, included in its previously issued consolidated financial statements. As a result, the Company has restated its consolidated financial statements for the year ended June 30, 2011 due to the following:

•

Although there was no impact to income (loss) from operations during the fiscal year ended June 30, 2011, billings to program participants for flight activity and other ancillary fees were previously classified as offsets to cost of fuel and cost of flight operations and should have been recognized as revenue based on the Company’s examination of Accounting Standards Codification (“ASC”) 605-45 “Revenue Recognition – Principal Agent Considerations” (“ASC 605-45”). Accordingly, the Company has recorded the billings to program participants to flight activity and other ancillary billing (included in revenue), instead of recording the billings as a reduction of fuel and cost of flight operations. As a result, for the year ended June 30, 2011, flight activity and other ancillary billing increased by approximately $14.7 million, cost of fuel increased by approximately $12.2 million and cost of flight operations increased by approximately $2.5 million.

•

Fuel expense was understated and prepaid fuel (included in prepaid expenses and other current assets on the consolidated balance sheet) was overstated due to use of incomplete information for credit card fuel purchases and recording accruals for fuel invoices. As a result, cost of fuel was understated by approximately $1.5 million for the year ended June 30, 2011, and prepaid fuel was overstated by approximately $1.8 million as of June 30, 2011. As of June 30, 2010, prepaid fuel was overstated and the beginning balance for the accumulated deficit was understated by $0.3 million.

•

Accounts payable and various operating expenses were overstated due to certain accruals not being reversed. Accounts payable was overstated by approximately $0.5 million as of June 30, 2011. Additionally, cost of flight operations was overstated by $0.2 million for the year-ended June 30, 2011. As of June 30, 2010, accounts payable was overstated and the beginning balance for the accumulated deficit was overstated by $0.2 million.

•

Property and equipment was understated and other assets were overstated as costs incurred for engine overhauls and other refurbishments on core aircraft were included in other assets. These costs should have been classified as property and equipment. Additionally, the amounts in other assets were being amortized to cost of flight operations and should have been depreciated in property and equipment. As a result, property and equipment was understated and other assets were overstated by approximately $0.2 million as of June 30, 2011. For the year ended June 30, 2011, depreciation expense was understated and cost of flight operations was overstated by less than $0.1 million.

•	Other miscellaneous adjustments and reclassifications that were not deemed to be material.

The following is a summary of the effect of the restatements on the originally issued consolidated balance sheet as of June 30, 2011, and the consolidated statements of operations and consolidated statements of cash flows for the year ended June 30, 2011 (in thousands):

Consolidated Balance Sheet

(Amounts in Thousands, Except Share Data)

	As of June 30, 2011
	Previously Reported	Restatement Adjustments	As Restated
ASSETS

Current Assets
Cash and cash equivalents	$5,643	$—	$5,643
Accounts receivable, net	12,202	(66)	12,136
Inventory	443	(146)	297
Current portion of aircraft costs related to fractional share sales	20,770	(226)	20,544
Prepaid expenses and other current assets	7,013	(1,878)	5,135

Total current assets	46,071	(2,316)	43,755

Long-Term
Aircraft costs related to fractional share sales, net of current portion	9,914	38	9,952
Property and equipment, net	36,734	208	36,942
Cash - restricted	2,362	—	2,362
Deposits on aircraft	9,501	(83)	9,418
Goodwill	1,141	—	1,141
Other assets	5,215	(207)	5,008

Total long-term assets	64,867	(44)	64,823

Total assets	$110,938	$(2,360)	$108,578

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$5,909	$(257)	$5,652
Accrued liabilities	6,182	289	6,471
Customer deposits	2,082	—	2,082
Short-term debt	13,000	—	13,000
Current portion of long-term debt	7,856	—	7,856

Current portion of deferred revenue related to fractional aircraft share sales	23,550	(37)	23,513
Unearned management fee, flight hour card and membership revenue	51,437	—	51,437

Total current liabilities	110,016	(5)	110,011

Long-Term Liabilities
Long-term debt, net of current portion	8,198	—	8,198
Deferred revenue related to fractional aircraft share sales, net of current portion	18,014	(180)	17,834

Deferred revenue related to club membership revenue, net of current portion	1,354	—	1,354
Other liabilities	2,659	(173)	2,486

Total long-term liabilities	30,225	(353)	29,872

Total liabilities	140,241	(358)	139,883

COMMITMENTS AND CONTINGENCIES
Series A convertible preferred stock	14,708	—	14,708

STOCKHOLDERS’ DEFICIT
Preferred stock	—	—	—
Common stock, Class A	3	—	3
Additional paid-in capital	57,212	—	57,212
Accumulated deficit	(101,226)	(2,002)	(103,228)

Total stockholders’ deficit	(44,011)	(2,002)	(46,013)

Total liabilities and stockholders’ deficit	$110,938	$(2,360)	$108,578

Consolidated Statement of Operations

(Amounts in Thousands, Except Share Data)

	For the Year Ended June 30, 2011
	Previously Reported	Restatement Adjustments	As Restated
Revenue
Fractional aircraft shares sold	$33,328	$216	$33,544
Lease revenue	—	142	142
Management and maintenance fees	75,205	—	75,205
Flight hour card and club membership revenue	30,726	—	30,726
Flight activity and other ancillary billing	—	14,673	14,673
Other revenue	9,743	(142)	9,601

Total revenue	149,002	14,889	163,891

Operating expenses
Cost of fractional aircraft shares sold	29,157	188	29,345
Cost of flight operations	69,253	2,320	71,573
Cost of fuel	17,105	13,619	30,724
General and administrative expenses	29,551	44	29,595
Selling expenses	6,030	56	6,086
Depreciation and amortization	4,164	55	4,219
Employee termination and other costs	—	—	—
Gain on sale of asset	—	—	—

Total operating expenses	155,260	16,282	171,542

Loss from operations	(6,258)	(1,393)	(7,651)

Other income (expenses)
Interest and other income	70	—	70
Interest expense	(4,588)	—	(4,588)
Gain on debt extinguishment	—	—	—

Total other expenses	(4,518)	—	(4,518)

Net loss	(10,776)	(1,393)	(12,169)

Preferred stock dividend and accretion of expenses	(1,477)	—	(1,477)

Net loss attributable to common stockholders	$(12,253)	$(1,393)	$(13,646)

Loss per common share:
Basic and diluted	$(0.46)	$(0.06)	$(0.52)

Weighted-average common shares outstanding:
Basic and diluted	26,389,758	—	26,389,758

Consolidated Statement of Cash Flows

(Amounts in Thousands)

	Fiscal Year Ended June 30, 2011
	Previously Reported	Restatement Adjustments	As Restated
OPERATING ACTIVITIES:
Net loss	$(10,776)	$(1,393)	$(12,169)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,164	55	4,219
Amortization of deferred interest related to capital lease obligation	432	—	432
Capitalized interest	—	349	349
Stock-based compensation	441	—	441
Bad debt expense	23	—	23

Changes in operating assets and liabilities:
Accounts receivable	(1,249)	—	(1,249)
Inventory	(261)	145	(116)
Aircraft costs related to fractional share sales	28,491	602	29,093
Prepaid expenses and other current assets	(3,724)	1,515	(2,209)
Cash - restricted	(3)	—	(3)
Deposits on aircraft	(1,817)	7	(1,810)
Other assets	(1,271)	199	(1,072)
Accounts payable	1,185	(226)	959
Accrued liabilities	1,132	22	1,154
Customer deposits	723	—	723
Deferred revenue related to fractional aircraft share sales	(26,291)	(216)	(26,507)
Unearned management fee, flight hour card and club membership revenue	15,581	—	15,581
Other liabilities	138	(22)	116

Net cash provided by operating activities	6,918	1,037	7,955

INVESTING ACTIVITIES:
Capital expenditures	(1,148)	(1,018)	(2,166)

Net cash used in investing activities	(1,148)	(1,018)	(2,166)

FINANCING ACTIVITIES:
Borrowings under short-term debt	1,800	—	1,800
Dividends paid	(1,368)	(19)	(1,387)
Principal payments on short-term debt	(5,800)	—	(5,800)
Principal payments on long-term debt	(4,201)	—	(4,201)
Cost of stock registration	(5)	—	(5)

Net cash used in financing activities	(9,574)	(19)	(9,593)

Net decrease in cash and cash equivalents	(3,804)	—	(3,804)
Cash and cash equivalents, beginning of the year	9,447	—	9,447

Cash and cash equivalents, end of the year	$5,643	$—	$5,643

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$4,588	$—	$4,588

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Accretion of Series A convertible preferred stock	$90	$—	$90

Dividends payable on Series A convertible preferred stock	$373	$—	$373

Common shares surrendered in lieu of payroll taxes	$31	$—	$31

Aircraft purchased under short-term notes payable	$6,200	$—	$6,200

Flight hour cards issued in consideration for repurchase of fractional aircraft shares	$310	$—	$310

Fractional aircraft shares held for lease transferred to fixed assets	$10,940	$—	$10,940

In addition to the above, the Company’s valuation allowance as of June 30, 2011 increased from $17.2 million, as previously reported, to $25.1 million, as restated.

Impact to Unaudited Quarterly Condensed Consolidated Financial Statements:

The Company restated its unaudited condensed consolidated financial statements for the quarters ended September 30, 2010, December 31, 2010, March 31, 2011, September 30, 2011, December 31, 2011 and March 31, 2012 due to the following errors:

•

Although there was no impact to income (loss) from operations during any of the quarterly periods identified above, billings to program participants for flight activity and other ancillary fees were previously classified as offsets to cost of fuel and cost of flight operations and should have been recognized as revenue based on the Company’s examination of ASC 605-45 “Revenue Recognition – Principal Agent Considerations” (“ASC 605-45”). Accordingly, the Company has recorded the billings to program participants to flight activity and other ancillary billing (included in revenue), instead of recording the billings as a reduction of cost of fuel and cost of flight operations. As a result, flight activity and other ancillary billing increased by approximately $3.3 million, $3.3 million, $3.8 million, $4.8 million, $4.6 million and $5.6 million for the quarters ended September 30, 2010, December 31, 2010, March 31, 2011, September 30, 2011, December 31, 2011, and March 31, 2012, respectively. Additionally, cost of fuel increased by approximately $2.7 million, $2.7 million, $3.1 million, $4.0 million, $3.8 million and $4.6 million for the quarters ended September 30, 2010, December 31, 2010, March 31, 2011, September 30, 2011, December 31, 2011, and March 31, 2012, respectively, together with an increase in cost of flight operations of approximately $0.6 million, $0.6 million, $0.7 million, $0.8 million, $0.8 million and $1.0 million for the quarters ended September 30, 2010, December 31, 2010, March 31, 2011, September 30, 2011, December 31, 2011, and March 31, 2012, respectively.

•

Fuel expense was understated and prepaid fuel (included in prepaid expenses and other current assets on the consolidated balance sheet) was overstated due to use of incomplete information for credit card fuel purchases and recording accruals for fuel invoices. As a result, cost of fuel was understated by approximately $0.1 million, less than $0.1 million, $0.6 million, $0.5 million and less than $0.1 million for the quarters ended September 30, 2010, December 31, 2010, March 31, 2011, September 30, 2011 and December 31, 2011, respectively. Additionally, prepaid fuel was overstated by $0.4 million, $0.5 million, $1.0 million, $2.2 million, $2.3 million and $2.3 million as of September 30, 2010, December 31, 2010, March 31, 2011, September 30, 2011, December 31, 2011 and March 31, 2012, respectively. As of June 30, 2010, prepaid fuel was overstated and the beginning balance for the accumulated deficit was understated by $0.3 million.

•

Accounts payable and various operating expenses were overstated as a result of certain accruals not being reversed. Accounts payable was overstated by approximately $0.2 million, $0.3 million, $0.3 million, $0.7 million, $0.8 million and $0.8 million as of September 30, 2010, December 31, 2010, March 31, 2011, September 30, 2011, December 31, 2011, and March 31, 2012. Cost of flight operations was overstated by $0.1 million, $0.1 million, less than $0.1 million, $0.2 million and $0.1 million for the quarters ended September 30, 2010, December 31, 2010, March 31, 2011, September 30, 2011, December 31, 2011 and March 31, 2012, respectively. As of June 30, 2010, accounts payable was overstated and the beginning balance for the accumulated deficit was overstated by $0.2 million.

•

Property and equipment was understated and other assets were overstated as costs incurred for engine overhauls and other refurbishments on core aircraft were included in other assets. These costs should have been classified as property and equipment. Additionally, the amounts in other assets were being amortized to cost of flight operations and should have been depreciated in property and equipment. As a result, property and equipment was understated and other assets were overstated by approximately $0.1 million, $0.1 million, $0.1 million, $0.8 million, $1.0 million and $1.6 million as of September 30, 2010, December 31, 2010, March 31, 2011, September 30, 2011, December 31, 2011, and March 31, 2012, respectively. Additionally, depreciation expense was understated and cost of flight operations was overstated by less than $0.1 million for each of the quarters ended September 30, 2010, December 31, 2010, March 31, 2011, and September 30, 2011, respectively, and $0.1 million and $0.1 million for the quarters ended December 31, 2011 and March 31, 2012, respectively.

•	Other miscellaneous adjustments and reclassifications that were not deemed to be material.

The following is a summary of the effect of the restatements on the originally issued unaudited condensed consolidated balance sheet as of September 30, 2010, December 31, 2010, March 31, 2011, September 30, 2011, December 31, 2011 and March 31, 2012 and for the unaudited condensed consolidated statement of operations for the quarters ended September 30, 2010, December 31, 2010, March 31, 2011, September 30, 2011, December 31, 2011 and March 31, 2012:

Consolidated Balance Sheet

(Unaudited)

(Amounts in Thousands, Except Share Data)

	As of September 30, 2011			As of September 30, 2010
	Previously Reported	Restatement Adjustment	As Restated	Previously Reported	Restatement Adjustment	As Restated
ASSETS

Current Assets
Cash and cash equivalents	$4,412	$—	$4,412	$6,933	$—	$6,933
Accounts receivable, net	12,996	(219)	12,777	14,513	(66)	14,447
Inventory	378	(145)	233	157	—	157
Current portion of aircraft costs related to fractional share sales	17,198	117	17,315	28,212	(1,003)	27,209
Prepaid expenses and other current assets	6,875	(2,340)	4,535	3,285	(452)	2,833

Total current assets	41,859	(2,587)	39,272	53,100	(1,521)	51,579

Long-Term
Aircraft costs related to fractional share sales, net of current portion	7,071	(253)	6,818	33,888	(139)	33,749
Property and equipment, net	43,187	813	44,000	21,470	1,238	22,708
Cash - restricted	2,362	—	2,362	2,359	—	2,359
Deposits on aircraft	8,025	(83)	7,942	7,884	(76)	7,808
Goodwill	1,141	—	1,141	1,141	—	1,141
Other assets	6,595	(868)	5,727	4,372	(97)	4,275

Total long-term assets	68,381	(391)	67,990	71,114	926	72,040

Total assets	$110,240	$(2,978)	$107,262	$124,214	$(595)	$123,619

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$7,122	$(487)	$6,635	$4,485	$(17)	$4,468
Accrued liabilities	8,448	321	8,769	7,866	286	8,152
Customer deposits	2,448	—	2,448	1,696	—	1,696
Short-term debt	12,450	—	12,450	11,000	—	11,000
Current portion of long-term debt	6,536	—	6,536	6,638	—	6,638
Current portion of deferred revenue related to fractional aircraft share sales	20,317	(18)	20,299	30,533	77	30,610
Unearned management fee, flight hour card and membership revenue	51,997	—	51,997	38,706	—	38,706

Total current liabilities	109,318	(184)	109,134	100,924	346	101,270

Long-Term Liabilities
Long-term debt, net of current portion	13,721	—	13,721	12,187	—	12,187
Deferred revenue related to fractional aircraft share sales, net of current portion	14,709	(135)	14,574	28,972	232	29,204
Deferred revenue related to club membership revenue, net of current portion	945	—	945	1,884	—	1,884
Other liabilities	2,733	(180)	2,553	2,863	(452)	2,411

Total long-term liabilities	32,108	(315)	31,793	45,906	(220)	45,686

Total liabilities	141,426	(499)	140,927	146,830	126	146,956

COMMITMENTS AND CONTINGENCIES

Series A convertible preferred stock	14,731	—	14,731	14,641	—	14,641

STOCKHOLDERS’ DEFICIT
Preferred stock	—	—	—	—	—	—
Common stock, Class A	3	—	3	3	—	3
Additional paid-in capital	57,358	—	57,358	56,967	—	56,967
Accumulated deficit	(103,278)	(2,479)	(105,757)	(94,227)	(721)	(94,948)

Total stockholders’ deficit	(45,917)	(2,479)	(48,396)	(37,257)	(721)	(37,978)

Total liabilities and stockholders’ deficit	$110,240	$(2,978)	$107,262	$124,214	$(595)	$123,619

Consolidated Statement of Operations

(Unaudited)

(Amounts in Thousands, Except Share Data)

	For the Three Months Ended September 30, 2011			For the Three Months Ended September 30, 2010
	Previously Reported	Restatement Adjustment	As Restated	Previously Reported	Restatement Adjustment	As Restated
Revenue
Fractional aircraft shares sold	$6,903	$(61)	$6,842	$9,198	$—	$9,198
Lease revenue	—	355	355	—	—	—
Management and maintenance fees	20,273	—	20,273	18,419	—	18,419
Flight hour card and club membership revenue	8,995	—	8,995	6,157	—	6,157
Flight activity and other ancillary billing	—	4,824	4,824	—	3,272	3,272
Other revenue	2,040	(356)	1,684	2,008	—	2,008

Total revenue	38,211	4,762	42,973	35,782	3,272	39,054

Operating expenses
Cost of fractional aircraft shares sold	6,450	(52)	6,398	8,111	—	8,111
Cost of flight operations	17,556	649	18,205	17,653	553	18,206
Cost of fuel	4,618	4,534	9,152	3,939	2,812	6,751
General and administrative expenses	7,967	82	8,049	6,880	12	6,892
Selling expenses	1,868	—	1,868	1,519	—	1,519
Depreciation and amortization	904	26	930	1,257	7	1,264

Total operating expenses	39,363	5,239	44,602	39,359	3,384	42,743

Loss from operations	(1,152)	(477)	(1,629)	(3,577)	(112)	(3,689)

Other income (expenses)
Interest and other income	66	—	66	11	—	11
Interest expense	(1,056)	—	(1,056)	(1,249)	—	(1,249)
Gain on debt extinguishment	439	—	439	—	—	—

Total other expenses	(551)	—	(551)	(1,238)	—	(1,238)

Net loss	(1,703)	(477)	(2,180)	(4,815)	(112)	(4,927)

Preferred stock dividend and accretion of expenses	(372)	—	(372)	(372)	—	(372)

Net loss attributable to common stockholders	$(2,075)	$(477)	$(2,552)	$(5,187)	$(112)	$(5,299)

Loss per common share:
Basic and diluted	$(0.08)	$(0.02)	$(0.10)	$(0.20)	$(0.00)	$(0.20)

Weighted-average common shares outstanding:
Basic and diluted	26,422,832	—	26,422,832	26,354,502	—	26,354,502

Consolidated Balance Sheet

(Unaudited)

(Amounts in Thousands, Except Share Data)

	As of December 31, 2011			As of December 31, 2010
	Previously Reported	Restatement Adjustment	As Restated	Previously Reported	Restatement Adjustment	As Restated

ASSETS

Current Assets
Cash and cash equivalents	$12,279	$—	$12,279	$3,941	$—	$3,941
Accounts receivable, net	8,679	(323)	8,356	15,390	(66)	15,324
Inventory	381	(146)	235	206	—	206
Current portion of aircraft costs related to fractional share sales	14,632	(441)	14,191	25,098	6	25,104
Prepaid expenses and other current assets	7,866	(2,365)	5,501	3,934	(493)	3,441

Total current assets	43,837	(3,275)	40,562	48,569	(553)	48,016

Long-Term
Aircraft costs related to fractional share sales, net of current portion	4,572	(24)	4,548	29,481	(3,458)	26,023
Property and equipment, net	41,727	1,370	43,097	20,156	3,535	23,691
Cash - restricted	2,363	—	2,363	2,360	—	2,360
Deposits on aircraft	7,164	(83)	7,081	7,884	(76)	7,808
Goodwill	1,141	—	1,141	1,141	—	1,141
Other assets	7,425	(1,092)	6,333	5,223	(137)	5,086

Total long-term assets	64,392	171	64,563	66,245	(136)	66,109

Total assets	$108,229	$(3,104)	$105,125	$114,814	$(689)	$114,125

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$7,342	$(602)	$6,740	$4,461	$(103)	$4,358
Accrued liabilities	13,018	322	13,340	7,083	288	7,371
Customer deposits	3,418	—	3,418	2,674	—	2,674
Short-term debt	12,000	—	12,000	5,200	—	5,200
Current portion of long-term debt	7,625	—	7,625	6,022	—	6,022
Current portion of deferred revenue related to fractional aircraft share sales	16,810	(87)	16,723	27,981	204	28,185
Unearned management fee, flight hour card and membership revenue	52,468	—	52,468	46,612	—	46,612

Total current liabilities	112,681	(367)	112,314	100,033	389	100,422

Long-Term Liabilities
Long-term debt, net of current portion	12,690	—	12,690	11,777	—	11,777
Deferred revenue related to fractional aircraft share sales, net of current portion	11,808	(28)	11,780	25,364	(266)	25,098
Deferred revenue related to club membership revenue, net of current portion	597	—	597	2,015	—	2,015
Other liabilities	2,685	(187)	2,498	2,578	(131)	2,447

Total long-term liabilities	27,780	(215)	27,565	41,734	(397)	41,337

Total liabilities	140,461	(582)	139,879	141,767	(8)	141,759

COMMITMENTS AND CONTINGENCIES

Series A convertible preferred stock	14,754	—	14,754	14,663	—	14,663

STOCKHOLDERS’ DEFICIT
Preferred stock	—	—	—	—	—	—
Common stock, Class A	3	—	3	3	—	3
Additional paid-in capital	57,511	—	57,511	57,024	—	57,024
Accumulated deficit	(104,500)	(2,522)	(107,022)	(98,643)	(681)	(99,324)

Total stockholders’ deficit	(46,986)	(2,522)	(49,508)	(41,616)	(681)	(42,297)

Total liabilities and stockholders’ deficit	$108,229	$(3,104)	$105,125	$114,814	$(689)	$114,125

Consolidated Statement of Operations

(Unaudited)

(Amounts in Thousands, Except Share Data)

	For the Three Months Ended December 31, 2011			For the Three Months Ended December 31, 2010
	Previously Reported	Restatement Adjustment	As Restated	Previously Reported	Restatement Adjustment	As Restated
Revenue
Fractional aircraft shares sold	$7,411	$(637)	$6,774	$8,779	$59	$8,838
Lease revenue	—	596	596	—	—	—
Management and maintenance fees	20,994	—	20,994	18,813	—	18,813
Flight hour card and club membership revenue	8,767	—	8,767	7,257	—	7,257
Flight activity and other ancillary billing	—	4,611	4,611	—	3,291	3,291
Other revenue	1,206	—	1,206	1,735	—	1,735

Total revenue	38,378	4,570	42,948	36,584	3,350	39,934

Operating expenses
Cost of fractional aircraft shares sold	5,821	(38)	5,783	7,526	54	7,580
Cost of flight operations	17,186	712	17,898	17,689	527	18,216
Cost of fuel	5,053	3,859	8,912	4,597	2,697	7,294
General and administrative expenses	7,322	(8)	7,314	6,674	11	6,685
Selling expenses	1,583	—	1,583	1,708	8	1,716
Depreciation and amortization	1,059	89	1,148	1,262	14	1,276

Total operating expenses	38,024	4,614	42,638	39,456	3,311	42,767

Income (loss) from operations	354	(44)	310	(2,872)	39	(2,833)

Other income (expenses)
Interest and other income	14	—	14	23	—	23
Interest expense	(1,240)	—	(1,240)	(1,218)	—	(1,218)

Total other expenses	(1,226)	—	(1,226)	(1,195)	—	(1,195)

Net loss	(872)	(44)	(916)	(4,067)	39	(4,028)
Preferred stock dividend and accretion of expenses	(373)	—	(373)	(372)	—	(372)

Net loss attributable to common stockholders	$(1,245)	$(44)	$(1,289)	$(4,439)	$39	$(4,400)

Loss per common share:
Basic and diluted	$(0.05)	$(0.00)	$(0.05)	$(0.17)	$0.00	$(0.17)

Weighted-average common shares outstanding:
Basic and diluted	26,450,305	—	26,450,305	26,381,664	—	26,381,664

Consolidated Balance Sheet

(Unaudited)

(Amounts in Thousands, Except Share Data)

	As of March 31, 2012			As of March 31, 2011
	Previously Reported	Restatement Adjustment	As Restated	Previously Reported	Restatement Adjustment	As Restated
ASSETS

Current Assets
Cash and cash equivalents	$7,146	$—	$7,146	$3,958	$—	$3,958
Accounts receivable, net	11,112	(864)	10,248	14,384	(65)	14,319
Inventory	387	(146)	241	384	(106)	278
Current portion of aircraft costs related to fractional share sales	11,709	—	11,709	22,996	(47)	22,949
Prepaid expenses and other current assets	7,114	(2,366)	4,748	4,775	(1,086)	3,689

Total current assets	37,468	(3,376)	34,092	46,497	(1,304)	45,193

Long-Term
Aircraft costs related to fractional share sales, net of current portion	2,891	(77)	2,814	14,112	(193)	13,919
Property and equipment, net	38,473	1,553	40,026	36,653	123	36,776
Cash - restricted	2,225	—	2,225	2,361	—	2,361
Deposits on aircraft	7,187	(83)	7,104	7,693	(76)	7,617
Goodwill	1,141	—	1,141	1,141	—	1,141
Other assets	9,481	(1,630)	7,851	5,089	(122)	4,967

Total long-term assets	61,398	(237)	61,161	67,049	(268)	66,781

Total assets	$98,866	$(3,613)	$95,253	$113,546	$(1,572)	$111,974

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$9,156	$(638)	$8,518	$4,963	$(71)	$4,892
Accrued liabilities	11,909	322	12,231	8,465	285	8,750
Customer deposits	3,424	—	3,424	1,561	—	1,561
Short-term debt	12,000	—	12,000	11,200	—	11,200
Current portion of long-term debt	5,404	—	5,404	7,282	—	7,282
Current portion of deferred revenue related to fractional aircraft share sales	13,353	—	13,353	25,671	123	25,794
Unearned management fee, flight hour card and membership revenue	51,648	—	51,648	45,445	—	45,445

Total current liabilities	106,894	(316)	106,578	104,587	337	104,924

Long-Term Liabilities
Long-term debt, net of current portion	12,399	—	12,399	9,466	—	9,466
Deferred revenue related to fractional aircraft share sales, net of current portion	9,700	(92)	9,608	23,116	(397)	22,719
Deferred revenue related to club membership revenue, net of current portion	377	—	377	1,811	—	1,811
Other liabilities	2,635	(189)	2,446	2,742	(121)	2,621

Total long-term liabilities	25,111	(281)	24,830	37,135	(518)	36,617

Total liabilities	132,005	(597)	131,408	141,722	(181)	141,541

COMMITMENTS AND CONTINGENCIES
Series A convertible preferred stock	14,776	—	14,776	14,686	—	14,686

STOCKHOLDERS’ DEFICIT
Preferred stock	—	—	—	—	—	—
Common stock, Class A	3	—	3	3	—	3
Additional paid-in capital	57,662	—	57,662	57,076	—	57,076
Accumulated deficit	(105,580)	(3,016)	(108,596)	(99,941)	(1,391)	(101,332)

Total stockholders’ deficit	(47,915)	(3,016)	(50,931)	(42,862)	(1,391)	(44,253)

Total liabilities and stockholders’ deficit	$98,866	$(3,613)	$95,253	$113,546	$(1,572)	$111,974

Consolidated Statement of Operations

(Unaudited)

(Amounts in Thousands, Except Share Data)

	For the Three Months Ended March 31, 2012			For the Three Months Ended March 31, 2011
	Previously Reported	Restatement Adjustment	As Restated	Previously Reported	Restatement Adjustment	As Restated
Revenue
Fractional aircraft shares sold	$8,879	$(753)	$8,126	$7,729	$209	$7,938
Lease revenue	—	729	729	—	9	9
Management and maintenance fees	21,355	—	21,355	18,714	—	18,714
Flight hour card and club membership revenue	7,758	—	7,758	8,029	—	8,029
Flight activity and other ancillary billing	—	5,406	5,406	—	3,833	3,833
Other revenue	2,063	159	2,222	2,016	—	2,016

Total revenue	40,055	5,541	45,596	36,488	4,051	40,539

Operating expenses
Cost of fractional aircraft shares sold	7,133	(21)	7,112	6,618	186	6,804
Cost of flight operations	17,608	1,417	19,025	16,329	817	17,146
Cost of fuel	4,550	4,536	9,086	4,112	3,708	7,820
General and administrative expenses	7,831	(2)	7,829	7,245	9	7,254
Selling expenses	1,367	(1)	1,366	1,327	26	1,353
Depreciation and amortization	990	104	1,094	795	14	809
Employee termination and other costs	883	—	883	—	—	—
Gain on sale of asset	(624)	—	(624)	—	—	—

Total operating expenses	39,738	6,033	45,771	36,426	4,760	41,186

Income (loss) from operations	317	(492)	(175)	62	(709)	(647)

Other income (expenses)
Interest and other income	33	—	33	16	—	16
Interest expense	(1,080)	—	(1,080)	(1,034)	—	(1,034)

Total other expenses	(1,047)	—	(1,047)	(1,018)	—	(1,018)

Net loss	(730)	(492)	(1,222)	(956)	(709)	(1,665)
Preferred stock dividend and accretion of expenses	(372)	—	(372)	(364)	—	(364)

Net loss attributable to common stockholders	$(1,102)	$(492)	$(1,594)	$(1,320)	$(709)	$(2,029)

Loss per common share:
Basic and diluted	$(0.04)	$(0.02)	$(0.06)	$(0.05)	$(0.03)	$(0.08)

Weighted-average common shares outstanding:
Basic and diluted	26,489,424	—	26,489,424	26,406,574	—	26,406,574

NOTE 17 – SUBSEQUENT EVENTS

In July 2012, the Company entered into a ten year lease agreement with Midsouth for $4.2 million, related to one used Piaggio Avanti II. The Company will make monthly lease payments to Midsouth in the amount of $55,171, which includes variable interest of 9.9% per annum (based on 4.9% over a floor of a 5% prime rate). Additionally, the Company issued 200,000 shares of restricted stock at a price of $1.50 per share in connection with this lease agreement. Following the expiration of the lease agreement, the Company has the option to purchase the aircraft at the then fair market value.

In August 2012, the Company entered into a seven year Aircraft Lease Agreement with a third party, related to a Piaggio Avanti II previously financed through a Midsouth Floor Plan financing agreement. Pursuant to the Aircraft Lease Agreement, the Company is obligated to provide the lessor a total of 400 flight hours per year during the term of the agreement. As consideration for services provided by a third party in connection with this transaction, the Company accrued $115,000 in August 2012 for services and issued warrants to purchase 50,000 shares of common stock. The fee and related value of the warrants will be amortized to aircraft lease expense over the term of the agreement. The warrants will be valued using a lattice option-pricing model.

On August 13, 2012, the Company appointed Stephen Wagman as President of the Company. Mr. Wagman has been serving as the Company’s Executive Vice President since July 2011 and as Executive Vice President and Chief Financial Officer since October 2011. Concurrently, effective August 13, 2012, Carla Stucky was appointed Chief Financial Officer of the Company. Ms. Stucky has been serving as the Company’s Corporate Controller since October 2011.

On August 24, 2012, Steven Santo, Chief Executive Officer of the Company and Stephen Wagman, President of the Company (together, the “Senior Officers”), in furtherance of their continued actions as part of the Company’s ongoing efforts to reduce expenses, advised the Board of Directors of voluntary decreases in their compensation, which the Board of Directors approved. Effective August 24, 2012, Steven Santo, Chief Executive Officer, agreed to reduce his salary by approximately15%, from $525,000 to $450,000, and Stephen Wagman, President, agreed to reduce his salary by approximately 6%, from $375,000 to $352,500. Further, each Senior Officer agreed to voluntarily forego any annual bonus opportunities that were achieved during fiscal year 2012. When compared to Mr. Santo’s bonus payment for fiscal year 2011, which was $200,000, the result is a further decrease in his compensation level, such that Mr. Santo’s total compensation decreased from fiscal year 2011 by approximately 51%.

Consistent with the Senior Officers’ salary reductions, the Company’s non-employee directors agreed to reduce their director compensation by 40%. Each Director will reduce their annual cash compensation by 40% from fiscal year 2012 levels, from $40,000 to $24,000. Further, the Chairman of the Board and each Committee Chairman will reduce the additional compensation for their services as respective Chairmen by 40%.

Effective August 30, 2012, the Chief Operating Officer of the Company, Kevin Beitzel, resigned his position. Mr. Beitzel agreed to remain with the Company in order to transition his previous responsibilities through September 30, 2012, following which he will remain with the Company on a consulting basis as needed.

Effective on September 28, 2012, the terms of each management agreement with LW Air were amended to irrevocably reduce the owner’s monthly proceeds pursuant to each of the aircraft management agreements by $25,000 per month for a period of twelve consecutive months beginning in August 2012, or $0.3 million per aircraft, the aggregate reduction of LW Air’s monthly proceeds totaling $1.5 million, with respect to all five of the aircraft owned by LW Air. Simultaneous with this transaction, the Company issued 2,000,000 shares of restricted stock to LW Air at a price of $0.75 per share. The shares of common stock issued may be adjusted upon the occurrence of certain anti dilution events.

Effective September 28, 2012, LW Air, of which Lorne Weil is the Managing Member, and the Company amended the management agreements for each aircraft managed by the Company and owned by LW Air so that the Company is not required to pay the owner additional amounts unless usage of the aircraft exceeds 1,350 hours per year, retroactive to the beginning of each management agreement. Simultaneous with this transaction, the Company entered into an Amended and Restated Warrant Agreement with Lorne Weil, a Director of the Company, wherein warrants were reissued for the purchase of 2,373,620 shares of the Company’s common stock at an exercise price of $1.00 per share. The original Warrant Agreement dated October 19, 2009 with Lorne Weil for the purchase of 2,373,620 shares of the Company’s common stock terminated automatically and was replaced by the Amended and Restated Warrant Agreement upon execution of the same. The warrants underlying the Amended and Restated Warrant Agreement expire on October 19, 2015 and while effective, the warrants are subject to certain anti dilution rights. The Company may redeem the warrants held by Lorne Weil at any time at the price of $0.01 per warrant, provided that the volume weighted average price of the Company’s common stock has been at least 300.0% of the exercise price of a warrant for any twenty trading days, during any consecutive thirty day trading period, ending on the third trading day preceding the date of the notice of redemption.

Subsequent to June 30, 2012, the Company extended the term of its loan with Iberia Bank, which was originally due in August 2012, to December 2013. The monthly payments, together with the primary terms of the loan agreement will remain substantially the same as the original loan agreement.

Effective September 24, 2012, the employment agreement with Steven Santo automatically renewed for a one-year term.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure under Rules 13a-15(e) and 15d-15(e). Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives.

As of June 30, 2012, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a — 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation and the material weakness in internal control identified below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective and also concluded that the Company’s disclosure controls and procedures as of March 31, 2012 and 2011, December 31, 2011 and 2010, September 30, 2011 and 2010 and June 30, 2011, as previously reported and believed to be effective, were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment, management believes that, as of June 30, 2012, the Company’s internal control over financial reporting was not effective based on those criteria. As a result of our assessment, management identified the following material weakness in the Company’s internal control over financial reporting:

•	the Company did not have a control in place for quarterly balance sheet reconciliation reviews with senior financial leadership;

•	The Company’s detective control requiring review of journal entries for completeness and accuracy was not operating effectively; and

•	the Company’s detective control requiring a monthly review of the consolidated statement of operations was not operating effectively.

The above control deficiencies, together with the span of time for which the control deficiencies occurred and the misstatements that were identified in the Company’s June 30, 2011 fiscal year-end and fiscal year 2012 and 2011 interim financial statements, has led management to conclude that the control deficiencies that existed during the June 30, 2012 and 2011 fiscal years and the quarters within those fiscal years, meet the criteria of a material weakness.

The Company has commenced a remediation plan and has completed the following actions:

•	The Company has replaced the financial leadership that was in place when the control deficiencies occurred with a finance team that has broad public company accounting and finance experience;

•	The finance team in place discovered and reported the errors of the previous financial leadership;

•	The finance team examined every balance sheet account and improved every balance sheet account reconciliation;

•	Reports have been developed and procedures improved to properly account for fuel, un-vouchered receipts and capitalization of core aircraft costs; and

•	A formal quarterly balance sheet review process has been implemented to address the missing control identified above.

Although the above steps are integral to the remediation process, as of June 30, 2012, the Company had not had sufficient time to test the new controls. Therefore, the Company believes its material weaknesses will be tested and fully remediated by the first quarter of fiscal year 2013.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting. Management’s report on internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm.

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our fiscal year ended June 30, 2012, other than the items identified above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Election of Directors,” “Corporate Governance and Board of Directors Matters,” and “Management” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Compensation Discussion and Analysis” and “Compensation and Risk” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Related Party Transactions” and “Corporate Governance and Board of Director Matters” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Principal Accounting Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit, Audit-Related and Permissible Non-Audit Services of the Independent Registered Public Accountants” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Item 15(a)	The following documents are filed as a part of this Annual Report on Form 10-K:

Item 15(a)(1) and (2)	See “Index to Consolidated Financial Statements” at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

2.1	Stock Purchase Agreement, dated as of October 2, 2006 between Ardent Acquisition Corporation and the Stockholders of Avantair, Inc.		Form 8-K (Exhibit 2.1)	10/4/06	000-51115

2.2	Letter Agreement, entered into as of October 2, 2006 between Avantair, Inc., certain equity investors and Ardent Acquisition Corporation.		Form 8-K (Exhibit 2.2)	10/4/06	000-51115

2.3	Amendment to Stock Purchase Agreement, dated as of December 15, 2006 between Ardent Acquisition Corporation and the Stockholders of Avantair, Inc.		Form 8-K (Exhibit 2.1)	12/20/06	000-51115

2.4	Securities Purchase and Exchange Agreement, dated as of October 16, 2009 by and among Avantair, Inc. and certain investors.		Form 8-K (Exhibit 10.1)	10/22/09	000-51115

3.1	Amended and Restated Certificate of Incorporation.		Form 8-K (Exhibit 3.1)	3/15/07	000-51115

3.2	Third Amended and Restated By-laws.		Form 8-K (Exhibit 3.1)	2/8/11	000-51115

3.3	Certificate of Designations, filed with the Secretary of State of the State of Delaware on November 14, 2007.		Form 8-K (Exhibit 3.1)	11/20/07	000-51115

4.1	Specimen Unit Certificate.		Form S-1 (Exhibit 4.1)	12/16/04	333-121028

4.2	Specimen Common Stock Certificate.		Form S-1 (Exhibit 4.2)	12/16/04	333-121028

4.3	Specimen Warrant Certificate.		Form S-1 (Exhibit 4.3)	12/16/04	333-121028

4.4	Form of Unit Purchase Option to be granted to Representative.		Form S-1 (Exhibit 4.4)	12/16/04	333-121028

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.		Form S-1 (Exhibit 4.5)	12/16/04	333-121028

4.6	Form of Warrant Agreement issued by the Registrant dated as of October 16, 2009.		Form S-1 (Exhibit 4.6)	11/17/09	333-163152

10.1@	Nonqualified Deferred Compensation Plan Adoption Agreement, dated December 18, 2008.		Form 8-K (Exhibit 99.1)	12/22/08	000-51115

10.2@	Avantair Leadership Deferred Compensation Plan Plan Document, dated December 18, 2008.		Form 8-K (Exhibit 99.2)	12/22/08	000-51115

10.3	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.		Form S-1 (Exhibit 10.13)	12/16/04	333-121028

10.4	Form of Warrant Purchase Agreement among EarlyBirdCapital, Inc. and each of the Initial Stockholders.		Form S-1 (Exhibit 10.14)	12/16/04	333-121028

10.5	Investors Rights Agreement, entered into as of October 2, 2006, between Avantair, Inc. and certain equity investors.		Form 8-K (Exhibit 10.1)	10/4/06	000-51115

10.6	Loan Agreement, entered into as of October 2, 2006 by and among Avantair, Inc., CNM, Inc. and Ardent Acquisition Corporation.		Form 8-K (Exhibit 10.2)	10/4/06	000-51115

10.7	Amended and Restated Promissory Note, dated June 1, 2007, made by Avantair, Inc. to CNM, Inc.		Amendment No. 4 to Form S-1 (Exhibit 10.17)	9/25/07	333-142312

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.8@	Amended and Restated 2006 Long-Term Incentive Plan, dated February 2, 2012.		Form 10-Q (Exhibit 10.2)	2/10/12	000-51115

10.9@	Employment Agreement dated September 24, 2009, between the Registrant and Steven F. Santo.		Form 10-K (Exhibit 10.20)	9/28/09	000-51115

10.10@	Employment Agreement dated July 14, 2011, between the Registrant and Stephen M. Wagman.		Form 8-K (Exhibit 10.1)	7/19/11	000-51115

10.11	Floor Plan Finance Agreement, dated April 2, 2009, between the Registrant and MidSouth Services, Inc.		Form 8-K (Exhibit 10.1)	4/7/09	000-51115

10.12	Floor Plan Finance Agreement, dated April 2, 2009, between the Registrant and MidSouth Services, Inc.		Form 8-K (Exhibit 10.2)	4/7/09	000-51115

10.13	Floor Plan Finance Agreement, dated March 14, 2011, between the Registrant and MidSouth Services, Inc.		Form 8-K (Exhibit 10.1)	3/17/11	000-51115

10.14	Registration Rights Agreement, dated as of October 16, 2009 among the Registrant and certain investors.		Form 8-K (Exhibit 10.2)	10/22/09	000-51115

10.15*	Piaggio America, INC. P180 Avanti II Aircraft Purchase Agreement, dated November 10, 2005.		Amendment No. 3 to Form S-1 (Exhibit 10.13)	3/8/10	333-163152

10.16*	Piaggio America, INC. P180 Avanti II Aircraft Purchase Agreement, dated September 24, 2007.		Amendment No. 3 to Form S-1 (Exhibit 10.14)	3/8/10	333-163152

10.17*	Amendment to Aircraft Purchase Agreements dated November 10, 2005 and September 24, 2007 between Piaggio America, Inc. and Avantair, Inc., dated September 15, 2008.		Amendment No. 1 to Form S-1 (Exhibit 10.15)	1/26/10	333-163152

10.18*	Aircraft Management Agreement between LW Air I LLC and Avantair, Inc. dated October 19, 2009.		Amendment No. 1 to Form S-1 (Exhibit 10.16)	1/26/10	333-163152

10.19*	Aircraft Lease Agreement between LW Air I LLC and Avantair, Inc. dated October 19, 2009.		Amendment No. 1 to Form S-1 (Exhibit 10.17)	1/26/10	333-163152

10.20*	Cross Lease Exchange Agreement, dated October 19, 2009.		Amendment No. 1 to Form S-1 (Exhibit 10.18)	1/26/10	333-163152

10.21@	2012 Annual and Long-Term Incentive Plan.		Form 10-Q (Exhibit 10.4)	2/10/12	000-51115

10.22	Schedule of Additional Aircraft Management Agreements and Aircraft Lease Agreements with LW Air.		Form 10-Q (Exhibit 10.1)	2/10/12	000-51115

10.23@	Form of Deferred Share Award Agreement.		Form 10-Q (Exhibit 10.3)	2/10/12	000-51115

10.24@	Avantair, Inc. Non-Employee Director Compensation Policy, dated February 2, 2012.		Form 10-Q (Exhibit 10.1)	5/11/12	000-51115

10.25@	Form of Non-Employee Director Restricted Stock Agreement		Form 10-Q (Exhibit 10.2)	5/11/12	000-51115

14.1	Code of Conduct and Professional Ethics for Directors, Officers and Employees.		Form 8-K (Exhibit 14.1)	2/28/07	000-51115

14.2	Code of Ethics for Senior Financial Officers and the Principal Executive Officer.		Form 8-K (Exhibit 14.2)	2/28/07	000-51115

14.3	Amended Avantair Code of Conduct and Professional Ethics, dated as of March 30, 2011.		Form 8-K (Exhibit 14.1)	4/5/11	000-51115

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

23.2	Consent of AvData.		Amendment No. 2 to Form S-1 (Exhibit 23.2)	8/8/07	333-142312

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X

32	Certification of the Chief Executive Officer and the Chief Financial Officer under Section 906 of the Sarbanes- Oxley Act of 2002.	X

101**	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2012 and 2011, (ii) Consolidated Statements of Operations for the years ended June 30, 2012 and 2011, (iii) Consolidated Statements of Changes in Stockholders’ Deficit for the years ended June 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.	X

@	Management contract or compensatory plan or arrangement.
*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.
**	The Registrant will file this exhibit within the 30-day grace period in accordance with SEC Release No. 34-59324.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 28, 2012

AVANTAIR, INC.

By:	/s/ Steven Santo
Steven Santo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated:

Name	Title	Date

/s/ Steven Santo	Chief Executive Officer and Director (Principal Executive Officer)	September 28, 2012
Steven Santo

/s/ Carla Stucky	Chief Financial Officer (Principal Financial and Accounting Officer)	September 28, 2012
Carla Stucky

/s/ Robert J. Lepofsky	Chairman	September 28, 2012
Robert J. Lepofsky

/s/ A. Clinton Allen	Director	September 28, 2012
A. Clinton Allen

/s/ Stephanie Cuskley	Director	September 28, 2012
Stephanie Cuskley

/s/ Richard B. DeWolfe	Director	September 28, 2012
Richard B. DeWolfe

/s/ Arthur H. Goldberg	Director	September 28, 2012
Arthur H. Goldberg

/s/ Barry J. Gordon	Director	September 28, 2012
Barry J. Gordon

/s/ Lorne Weil	Director	September 28, 2012
Lorne Weil