Form 10-K/A
period 2012-06-30
Avantair, Inc
filed 2012-10-17
CIK 1303849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, initially filed with the U.S. Securities and Exchange Commission on September 28, 2012, is to furnish Exhibit 101 to the Form 10-K as required by Rule 405 of Regulation S-T. Exhibit 101 to this Amendment No. 1 to the Form 10-K provides the following items from the Form 10-K formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of June 30, 2012 and 2011, (ii) Consolidated Statements of Operations for the years ended June 30, 2012 and 2011, (iii) Consolidated Statements of Changes in Stockholders’ Deficit for the years ended June 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date of the Form 10-K, and does not modify or update in any way the disclosures included in the Form 10-K.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

2.1	Stock Purchase Agreement, dated as of October 2, 2006 between Ardent Acquisition Corporation and the Stockholders of Avantair, Inc.		Form 8-K (Exhibit 2.1)	10/4/06	000-51115

2.2	Letter Agreement, entered into as of October 2, 2006 between Avantair, Inc., certain equity investors and Ardent Acquisition Corporation.		Form 8-K (Exhibit 2.2)	10/4/06	000-51115

2.3	Amendment to Stock Purchase Agreement, dated as of December 15, 2006 between Ardent Acquisition Corporation and the Stockholders of Avantair, Inc.		Form 8-K (Exhibit 2.1)	12/20/06	000-51115

2.4	Securities Purchase and Exchange Agreement, dated as of October 16, 2009 by and among Avantair, Inc. and certain investors.		Form 8-K (Exhibit 10.1)	10/22/09	000-51115

3.1	Amended and Restated Certificate of Incorporation.		Form 8-K (Exhibit 3.1)	3/15/07	000-51115

3.2	Third Amended and Restated By-laws.		Form 8-K (Exhibit 3.1)	2/8/11	000-51115

3.3	Certificate of Designations, filed with the Secretary of State of the State of Delaware on November 14, 2007.		Form 8-K (Exhibit 3.1)	11/20/07	000-51115

4.1	Specimen Unit Certificate.		Form S-1 (Exhibit 4.1)	12/16/04	333-121028

4.2	Specimen Common Stock Certificate.		Form S-1 (Exhibit 4.2)	12/16/04	333-121028

4.3	Specimen Warrant Certificate.		Form S-1 (Exhibit 4.3)	12/16/04	333-121028

4.4	Form of Unit Purchase Option to be granted to Representative.		Form S-1 (Exhibit 4.4)	12/16/04	333-121028

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.		Form S-1 (Exhibit 4.5)	12/16/04	333-121028

4.6	Form of Warrant Agreement issued by the Registrant dated as of October 16, 2009.		Form S-1 (Exhibit 4.6)	11/17/09	333-163152

10.1@	Nonqualified Deferred Compensation Plan Adoption Agreement, dated December 18, 2008.		Form 8-K (Exhibit 99.1)	12/22/08	000-51115

10.2@	Avantair Leadership Deferred Compensation Plan Plan Document, dated December 18, 2008.		Form 8-K (Exhibit 99.2)	12/22/08	000-51115

10.3	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.		Form S-1 (Exhibit 10.13)	12/16/04	333-121028

10.4	Form of Warrant Purchase Agreement among EarlyBirdCapital, Inc. and each of the Initial Stockholders.		Form S-1 (Exhibit 10.14)	12/16/04	333-121028

10.5	Investors Rights Agreement, entered into as of October 2, 2006, between Avantair, Inc. and certain equity investors.		Form 8-K (Exhibit 10.1)	10/4/06	000-51115

10.6	Loan Agreement, entered into as of October 2, 2006 by and among Avantair, Inc., CNM, Inc. and Ardent Acquisition Corporation.		Form 8-K (Exhibit 10.2)	10/4/06	000-51115

10.7	Amended and Restated Promissory Note, dated June 1, 2007, made by Avantair, Inc. to CNM, Inc.		Amendment No. 4 to Form S-1 (Exhibit 10.17)	9/25/07	333-142312

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.8@	Amended and Restated 2006 Long-Term Incentive Plan, dated February 2, 2012.		Form 10-Q (Exhibit 10.2)	2/10/12	000-51115

10.9@	Employment Agreement dated September 24, 2009, between the Registrant and Steven F. Santo.		Form 10-K (Exhibit 10.20)	9/28/09	000-51115

10.10@	Employment Agreement dated July 14, 2011, between the Registrant and Stephen M. Wagman.		Form 8-K (Exhibit 10.1)	7/19/11	000-51115

10.11	Floor Plan Finance Agreement, dated April 2, 2009, between the Registrant and MidSouth Services, Inc.		Form 8-K (Exhibit 10.1)	4/7/09	000-51115

10.12	Floor Plan Finance Agreement, dated April 2, 2009, between the Registrant and MidSouth Services, Inc.		Form 8-K (Exhibit 10.2)	4/7/09	000-51115

10.13	Floor Plan Finance Agreement, dated March 14, 2011, between the Registrant and MidSouth Services, Inc.		Form 8-K (Exhibit 10.1)	3/17/11	000-51115

10.14	Registration Rights Agreement, dated as of October 16, 2009 among the Registrant and certain investors.		Form 8-K (Exhibit 10.2)	10/22/09	000-51115

10.15*	Piaggio America, INC. P180 Avanti II Aircraft Purchase Agreement, dated November 10, 2005.		Amendment No. 3 to Form S-1 (Exhibit 10.13)	3/8/10	333-163152

10.16*	Piaggio America, INC. P180 Avanti II Aircraft Purchase Agreement, dated September 24, 2007.		Amendment No. 3 to Form S-1 (Exhibit 10.14)	3/8/10	333-163152

10.17*	Amendment to Aircraft Purchase Agreements dated November 10, 2005 and September 24, 2007 between Piaggio America, Inc. and Avantair, Inc., dated September 15, 2008.		Amendment No. 1 to Form S-1 (Exhibit 10.15)	1/26/10	333-163152

10.18*	Aircraft Management Agreement between LW Air I LLC and Avantair, Inc. dated October 19, 2009.		Amendment No. 1 to Form S-1 (Exhibit 10.16)	1/26/10	333-163152

10.19*	Aircraft Lease Agreement between LW Air I LLC and Avantair, Inc. dated October 19, 2009.		Amendment No. 1 to Form S-1 (Exhibit 10.17)	1/26/10	333-163152

10.20*	Cross Lease Exchange Agreement, dated October 19, 2009.		Amendment No. 1 to Form S-1 (Exhibit 10.18)	1/26/10	333-163152

10.21@	2012 Annual and Long-Term Incentive Plan.		Form 10-Q (Exhibit 10.4)	2/10/12	000-51115

10.22	Schedule of Additional Aircraft Management Agreements and Aircraft Lease Agreements with LW Air.		Form 10-Q (Exhibit 10.1)	2/10/12	000-51115

10.23@	Form of Deferred Share Award Agreement.		Form 10-Q (Exhibit 10.3)	2/10/12	000-51115

10.24@	Avantair, Inc. Non-Employee Director Compensation Policy, dated February 2, 2012.		Form 10-Q (Exhibit 10.1)	5/11/12	000-51115

10.25@	Form of Non-Employee Director Restricted Stock Agreement		Form 10-Q (Exhibit 10.2)	5/11/12	000-51115

14.1	Code of Conduct and Professional Ethics for Directors, Officers and Employees.		Form 8-K (Exhibit 14.1)	2/28/07	000-51115

14.2	Code of Ethics for Senior Financial Officers and the Principal Executive Officer.		Form 8-K (Exhibit 14.2)	2/28/07	000-51115

14.3	Amended Avantair Code of Conduct and Professional Ethics, dated as of March 30, 2011.		Form 8-K (Exhibit 14.1)	4/5/11	000-51115

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

23.2	Consent of AvData.		Amendment No. 2 to Form S-1 (Exhibit 23.2)	8/8/07	333-142312

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.			9/28/12

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.			9/28/12

32	Certification of the Chief Executive Officer and the Chief Financial Officer under Section 906 of the Sarbanes- Oxley Act of 2002.			9/28/12

101**	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2012 and 2011, (ii) Consolidated Statements of Operations for the years ended June 30, 2012 and 2011, (iii) Consolidated Statements of Changes in Stockholders’ Deficit for the years ended June 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.	X

@	Management contract or compensatory plan or arrangement.
*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.
**	Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 17, 2012

AVANTAIR, INC.

By:	/s/ Steven Santo
Steven Santo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated:

Name	Title	Date

/s/ Steven Santo	Chief Executive Officer and Director (Principal Executive Officer)	October 17, 2012
Steven Santo

/s/ Carla Stucky	Chief Financial Officer (Principal Financial and Accounting Officer)	October 17, 2012
Carla Stucky

/s/ Robert J. Lepofsky	Chairman	October 17, 2012
Robert J. Lepofsky

/s/ A. Clinton Allen	Director	October 17, 2012
A. Clinton Allen

/s/ Stephanie Cuskley	Director	October 17, 2012
Stephanie Cuskley

/s/ Richard B. DeWolfe	Director	October 17, 2012
Richard B. DeWolfe

/s/ Arthur H. Goldberg	Director	October 17, 2012
Arthur H. Goldberg

/s/ Barry J. Gordon	Director	October 17, 2012
Barry J. Gordon

/s/ Lorne Weil	Director	October 17, 2012
Lorne Weil