Form 10-Q
period 2012-09-30
Avantair, Inc
filed 2012-11-16
CIK 1303849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 16, 2012, there were 28,701,634 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

CERTAIN DEFINITIONS

Unless the context indicates otherwise, the terms “Avantair”, “the Company”, “we”, “our” and “us” refer to Avantair, Inc. and, where appropriate, its subsidiaries. The term “Registrant” means Avantair, Inc.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and the future performance of the Company, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” or similar language. Our actual results could differ materially from the information contained in these forward-looking statements as a result of various factors, including, but not limited to, the factors outlined in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, particularly under the heading “Risk Factors,” the factors outlined in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, particularly under the heading “Risk Factors,” and the factors outlined below:

(1)	our inability to generate sufficient net revenue in the future;

(2)	our inability to fund our operations and capital expenditures;

(3)	our inability to raise capital or meet cash flow projections, including our inability to raise funds through the issuance of convertible notes and warrants or through other financings;

(4)	our inability to resume the operation of our fleet on the timeline which we expect;

(5)	extensive government regulation, including, but not limited to, the operational requirements of the Federal Aviation Administration;

(6)	our inability to generate sufficient cash flows to meet our debt service obligations or other financial obligations;

(7)	our inability to obtain new or retain current acceptable program participant contracts;

(8)	the loss of key personnel;

(9)	our inability to effectively manage our growth;

(10)	our inability to acquire additional aircraft and parts from our single manufacturer;

(11)	competitive conditions in the fractional aircraft industry;

(12)	the failure or disruption of our computer, communications or other technology systems;

(13)	changing economic conditions;

(14)	increases in fuel costs; and,

(15)	our failure to attract and retain qualified pilots and other operations personnel.

The risks described above and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results. We do not undertake, and expressly disclaim, any obligation to update this forward-looking information, except as required by applicable law.

The forward-looking statements relating to future events and the future performance of the Company, include, without limitation, statements regarding: the ability of the Company to meet its primary operating strategy to achieve positive cash flows by continuing the Company’s cost savings initiatives; the timeline for the Company achieving positive cash flows; the Company’s plans to strategically eliminate more costly aircraft from its fleet, and as a result, the Company’s expectation to see a corresponding decrease in its cost of flight operations, which includes maintenance costs; the Company’s expectation of lower maintenance costs as a result of driving increased efficiencies through the use of a third party aircraft maintenance operator to provide increased levels of maintenance contract services of its fleet; the ability of the Company to sell its FBO operations in California and the Company’s expectation that the sale will occur by December 31, 2012; the Company’s expectations that approximately a majority of its aircraft may resume flying within a one to two week period; the Company’s belief that the effect of the operational stand down will negatively impact its cash receipts, liquidity and retention of program participants for only the upcoming two to three month period; the Company’s estimates that, separate of charter, it will incur between $0.7 million and $1.0 million for consulting, Federal Aviation Administration, furlough, legal and communications costs; the Company’s assumption that it will continue as a going concern; the terms of the senior secured convertible promissory notes and warrants that the Company expects to seek to issue and the Company’s expectation that the closing of the initial offering of such issuance will occur during the middle of the second quarter; the Company’s expectation that it will seek to raise additional capital in additional offerings, the terms of such additional offerings and the Company’s expectation that it will seek to consummate such additional offerings during the period from December 2012 to March 2013; and the Company’s ability to obtain shareholder approval for any necessary increases in the authorized shares of common stock related to the offerings.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in Thousands, Except Share Data)

	September 30, 2012	June 30, 2012
	(Unaudited)	(Note 2)
ASSETS

Current Assets
Cash and cash equivalents	$1,272	$5,302
Accounts receivable, net of allowance of $1,420 and $1,340, respectively	10,960	11,707
Inventory	201	155
Current portion of aircraft costs related to fractional share sales	5,907	8,458
Prepaid expenses and other current assets	6,657	3,830

Total current assets	24,997	29,452

Long-Term Assets
Aircraft costs related to fractional share sales, net of current portion	952	1,691
Property and equipment, net	37,639	40,136
Cash - restricted	2,266	2,226
Deposits on aircraft	7,329	7,193
Goodwill	1,141	1,141
Other assets	9,902	9,443

Total long-term assets	59,229	61,830

Total assets	$84,226	$91,282

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$9,241	$9,051
Accrued liabilities	6,827	6,393
Customer deposits	3,223	3,115
Short-term debt	6,000	12,000
Current portion of long-term debt	4,731	4,652
Current portion of deferred revenue related to fractional aircraft share sales	7,218	9,995
Unearned management fee, flight hour card and club membership revenue	57,907	60,015

Total current liabilities	95,147	105,221

Long-Term Liabilities
Long-term debt, net of current portion	17,605	13,753
Deferred revenue related to fractional aircraft share sales, net of current portion	6,897	8,179
Deferred revenue related to club membership revenue, net of current portion	108	213
Other liabilities	3,077	2,465

Total long-term liabilities	27,687	24,610

Total liabilities	122,834	129,831

COMMITMENTS AND CONTINGENCIES

Series A convertible preferred stock, $.0001 par value, authorized 300,000 shares; 152,000 shares issued and outstanding	14,822	14,799

STOCKHOLDERS’ DEFICIT
Preferred stock, $.0001 par value, authorized 700,000 shares; none issued or outstanding	—	—
Common stock, Class A, $.0001 par value, 75,000,000 shares authorized, 28,701,634 and 26,497,468 shares issued and outstanding, respectively	3	3
Additional paid-in capital	59,060	57,830
Accumulated deficit	(112,493)	(111,181)

Total stockholders’ deficit	(53,430)	(53,348)

Total liabilities and stockholders’ deficit	$84,226	$91,282

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVANTAIR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in Thousands, Except Share Data)

(Unaudited)

	Three Months Ended September 30,
	2012	2011
Revenue
Fractional aircraft shares sold	$4,060	$6,842
Lease revenue	898	355
Management and maintenance fees	21,618	20,273
Flight hour card and club membership revenue	8,752	8,995
Flight activity and other ancillary billing	6,007	4,824
Other revenue	1,538	1,684

Total revenue	42,873	42,973

Operating expenses
Cost of fractional aircraft shares sold	3,528	6,607
Cost of flight operations	21,262	19,378
Cost of fuel	9,790	9,663
General and administrative expenses	5,235	6,085
Selling expenses	1,026	1,939
Depreciation and amortization	1,451	930
Employee termination and other costs	100	—
Loss on sale of asset	477	—

Total operating expenses	42,869	44,602

Income (loss) from operations	4	(1,629)

Other income (expense)
Interest and other income	18	66
Interest expense	(992)	(1,056)
Gain on debt extinguishment	—	439

Total other expenses	(974)	(551)

Net loss	(970)	(2,180)

Preferred stock dividend and accretion of expenses	(365)	(372)

Net loss attributable to common stockholders	$(1,335)	$(2,552)

Loss per common share:
Basic and diluted	$(0.05)	$(0.10)

Weighted-average common shares outstanding:
Basic and diluted	26,628,563	26,422,832

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVANTAIR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	For the Three Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(970)	$(2,180)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,451	930
Amortization of deferred interest related to capital lease obligation	—	77
Amortization of capitalized interest	—	(404)
Loss on sale of asset	477	—
Stock-based compensation	154	173
Bad debt expense	80	59

Changes in operating assets and liabilities:
Accounts receivable	667	(699)
Inventory	(46)	64
Aircraft costs related to fractional share sales	3,290	6,363
Prepaid expenses and other current assets	(2,657)	669
Cash - restricted	(40)	—
Deposits on aircraft	(136)	76
Other assets	340	(719)
Accounts payable	190	983
Accrued liabilities	92	2,295
Customer deposits	108	366
Deferred revenue related to fractional aircraft share sales	(4,059)	(6,475)
Unearned management fee, flight hour card and club membership revenue	(2,213)	82
Other liabilities	612	67

Net cash (used in) provided by operating activities	(2,660)	1,727

INVESTING ACTIVITIES:
Capital expenditures	(411)	(1,922)

Net cash used in investing activities	(411)	(1,922)

FINANCING ACTIVITIES:
Dividends paid	—	(350)
Principal payments on short-term debt	(250)	(50)
Principal payments on long-term debt	(709)	(636)

Net cash used in financing activities	(959)	(1,036)

Net decrease in cash and cash equivalents	(4,030)	(1,231)
Cash and cash equivalents, beginning of the period	5,302	5,643

Cash and cash equivalents, end of the period	$1,272	$4,412

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$992	$1,056

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Accretion of Series A convertible preferred stock	$23	$23

Dividends accrued on Series A convertible preferred stock	$342	$342

Common shares surrendered in lieu of payroll taxes	$—	$4

Issuance of shares in connection with financing transactions	$1,100	$—

Aircraft purchased under short-term notes payable	$—	$6,000

Aircraft acquired through capital lease	$4,770	$—

Conversion of short-term note payable to capital lease	$—	$5,200

Conversion of short-term note payable to operating lease	$5,750	$—

Flight hour cards issued in consideration for repurchase of fractional aircraft shares	$—	$69

Short-term notes payable repayment upon completion of aircraft delivery rights transfer	$—	$1,300

The accompanying notes are an integral part of the condensed consolidated financial statements.

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

Collectively, participants in each of these programs are referred to herein as “program participants”. These services are provided to program participants on the Company’s managed aircraft fleet for business and personal use. Avantair’s core strategic focus is providing its program participants with the highest level of safety, service and satisfaction. In addition to providing private aviation services, Avantair provides limited fixed based operation (“FBO”) services in Clearwater, Florida and Camarillo, California. The Company is currently negotiating the sale of its FBO operations in California, resulting in the Company entering into a non-binding letter of intent to sell this business to an unrelated third party, which is expected to occur by December 31, 2012. There can be no assurance that this transaction will be completed. Effective December 2011, the Company closed its limited FBO services in Caldwell, New Jersey. The Company also leases a facility in Dallas, Texas, which is used to perform maintenance on the Company’s aircraft.

The Company’s primary operating strategy is to achieve positive cash flows by continuing the Company’s cost savings initiatives, flight operation cost reductions associated with strategically eliminating more costly aircraft from its fleet and lowering maintenance costs as a result of driving increased efficiencies through the use of a third party aircraft maintenance operator to provide increased levels of maintenance contract services for its fleet. Revenue for sales by product category can be found in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2012 and 2011, respectively. Sales by product category are as follows:

	Unit Sales for the Three Months Ended
	September 30, 2012	September 30, 2011
New Fractional Ownership program shares sold	—	1.0
Axis Lease program shares leased	16.0	26.0
Axis Club Memberships (1)	—	1.0
Flight hour cards	73.0	110.0

(1)	Replaced by Axis Lease program in March 2011

As of September 30, 2012, Avantair operated 57 aircraft within its fleet, which is comprised of 44 fractionally-owned aircraft, 6 company-owned core aircraft and 7 leased and company-managed aircraft.

On October 25, 2012, the Company made an announcement regarding the voluntary stand down of its operations in order to complete a comprehensive review of records and supporting maintenance documentation and an inspection of its aircraft fleet. This voluntary action has been taken in coordination with the Federal Aviation Administration. During the stand down, which has lasted approximately three weeks, the Company furloughed a portion of its employees. Beginning November 8, 2012 the Company started recalling its employees and commenced operating some of its planes on November 11, 2012. The Company believes that approximately a majority of its aircraft may resume flying within a one to two week period. The Company believes that the effect of the operational stand down will negatively impact its cash receipts, its liquidity and retention of program participants in the upcoming two to three month period. In addition, the Company estimates that, separate of charter, it will incur between $0.7 million and $1.0 million for consulting, Federal Aviation Administration, furlough, legal and communications costs. There can be no assurance that we will be able to have additional aircraft flying on the timeline we expect or that these related costs will not exceed our estimates.

        Beginning in the second quarter of fiscal year 2013, the Company initiated steps to raise additional capital through multiple offerings of securities. The securities offered will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The initial offering involves the sale of senior secured convertible promissory notes and warrants to purchase common stock to members of its Board of Directors and other interested parties (the “Initial Offering”). These notes are expected to be convertible into shares of the Company’s common stock and warrants to purchase additional shares of the Company’s common stock, subject to the availability of a sufficient number of authorized shares of the Company’s common stock. The Company currently expects that the notes will have a five year maturity date, permitting the Company to prepay on or after the second anniversary date of issuance. The Company currently expects that all outstanding principal and unpaid accrued interest on the notes will be automatically convertible into shares of the Company’s common stock at a specified conversion rate per share of common stock in the event that, prior to the maturity date, the last reported sales price of the common stock meets certain price thresholds. The Company currently expects that note holders will be able to elect to convert shares of all outstanding principal and unpaid accrued interest under the notes into shares of common stock at any time at a specified conversion price per share of common stock. The Company currently expects that the warrants will have a five year term and will have an exercise price of $0.50 per share, subject to certain adjustments set forth in the warrant and the availability of a sufficient number of authorized shares of the Company’s common stock. The Company currently expects that the warrants will be exercisable at the option of the holder and the Company will have the right to repurchase the warrants in the event the last reported sales price of the common stock meets certain price thresholds. The closing of the Initial Offering, if consummated, is anticipated to occur during the middle of the second quarter. In addition, the Company expects to seek to raise additional capital in additional offerings. The terms of these proposed offerings may vary from the terms of the senior secured convertible promissory notes and warrants that may be issued in the Initial Offering. The Company anticipates that it will seek to consummate the additional offerings during the period from December 2012 to March 2013. The issuance of some or all these securities, if one or more of these offerings is consummated, will further substantially dilute the Company’s existing stockholders as will additional issuances that will be triggered under anti-dilution and similar provisions of the Company’s outstanding securities. There can be no assurance that the Company will be successful in completing these offerings or obtaining shareholder approval for any necessary increases in the authorized shares of common stock related to these offerings. As of November 13, 2012, the Company had unrestricted cash of approximately $2.8 million. If the Company is unable to complete one or more of such offerings or if the amount raised is not adequate, there can be no assurance that the Company can continue operations or meet its ongoing obligations and commitments. In addition, the Company is working with its other vendors, lessors and lenders, to extend payment terms as the Company seeks to raise additional capital.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Reporting

The accompanying unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the interim condensed financial statement rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial statements as required by Regulation S-X, Rule 8-03. The interim condensed consolidated operating results are not necessarily indicative of the results for a full year or any interim period. The condensed consolidated balance sheet as of June 30, 2012 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Basis of Presentation

All material intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the successful recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. As of September 30, 2012, the Company’s recurring net losses resulted in a working capital deficit of approximately $70.2 million and a stockholders’ deficit of approximately $53.4 million. In addition to the cost of acquiring aircraft, the Company’s primary expenses are related to fuel, aircraft repositioning (i.e., moving an aircraft from one location to another location to accommodate program participant’s requirements), flight operations and pilot expenses, maintenance, charters, insurance and selling, general and administrative expenses.

Reclassifications

In an effort to provide greater transparency and better represent the Company’s operations, management has reclassified various expenses within the operating expense section of the accompanying condensed consolidated statement of operations for the three month period ended September 30, 2011. These reclassifications are primarily as follows:

•	Payroll taxes and benefit costs of approximately $0.9 million have been reclassified and apportioned to cost of flight operations and selling expenses from general and administrative expenses;

•	Third-party fuel sale costs of approximately $0.5 million have been reclassified to cost of fuel from general and administrative expenses;

•	Cost of used shares of approximately $0.2 million have been reclassified to cost of fractional aircraft share sales from general and administrative expenses

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying disclosures. These estimates and assumptions are based upon management’s best knowledge of current events and actions that the Company may take in the future. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in the Company’s business environment. Therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s condensed consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in the reported financial condition and results of operations. If material, the effects of changes in estimates are disclosed in the notes to the condensed consolidated financial statements. Significant estimates and assumptions by management affect: the recording of revenue arrangements with multiple deliverables, the allowance for doubtful accounts, the carrying value of long-lived assets, the amortization period of long-lived assets, the provision for income taxes and related deferred tax accounts, certain accrued expenses and contingencies, warrant valuations and management’s assessment of its ability to continue as a going concern.

In January 2011, the Company changed its estimate of its depreciable life of its core aircraft to 20 years from its original seven year life. This change in estimate was based upon an evaluation of the aircrafts’ actual service life. This change in estimate was adopted prospectively, in accordance with ASC 250 “Accounting Changes and Error Corrections”, (“ASC 250”).

The Company’s strategy is to maintain and operate its aircraft for at least 10 years. The 20 year life is representative of the full service life of the aircraft, not an increase in the period that the Company intends to maintain and operate the aircraft.

Cash-restricted

Restricted cash includes cash where the Company’s ability to use the funds at any time is contractually limited or is generally designated for specific purposes arising out of certain contractual or other obligations. The Company agreed to restrict approximately $2.3 million and $2.2 million in cash at September 30, 2012 and June 30, 2012, respectively, to secure letters of credit related to deposits for leases, provide security for credit card charge backs and to secure fuel purchases. Management believes that these amounts will be restricted for at least one year and, accordingly, has classified such cash as long-term.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts of approximately $1.4 million and $1.3 million as of September 30, 2012 and June 30, 2012, respectively, for estimated losses arising from the inability of its program participants to make required payments. The Company’s estimate is based on factors surrounding the credit risk of certain clients, historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change if the financial condition of the Company’s program participants were to deteriorate resulting in a reduced ability to make payments or program participants fail to make payments as a result of the recent stand down of the fleet.

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

The carrying value of property and equipment to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360 “Property, Plant and Equipment” (“ASC 360”). Although the Company recognizes that it has incurred net losses since inception, these net losses have been much less significant than in prior periods. Additionally, there has been no material deterioration in the total program participant base and related program participant contracts, though the Company has seen a decrease in new fractional share sales corresponding with the Company’s February 2011 introduction of its Axis Lease program. Due to a voluntary stand down of its operations (see Note 1), the Company performed an interim impairment analysis on its property and equipment to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. After assessing the qualitative factors prescribed by ASC 360, the Company concluded that the fair value of the reporting unit was more than the carrying amount. As a result, there is no indication of impairment and further testing as a result of the voluntary stand down is not required.

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

Due to a voluntary stand down of its operations (see Note 1), the Company performed an interim goodwill impairment analysis to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount, including goodwill. After assessing the qualitative factors prescribed by ASC 350, the Company concluded that the fair value of the reporting unit was more than the carrying amount. As a result, there is no indication of impairment and further testing as a result of the voluntary stand down is not required.

Revenue Recognition

The Company is engaged in the sale, lease and management of fractional ownership interests of professionally piloted aircraft for personal and business use and access to its aircraft fleet through 15, 25 or 50 hour flight hour cards. When a program participant purchases a fractional share or enters into a lease of a fractional share through the Company’s Axis Lease program (introduced in February 2011), they are also required to enter into a management and maintenance agreement, which grants the program participant the right to the use of the aircraft for a specified number of hours each year. Under the terms of the management and maintenance agreement, the Company agrees to manage, operate and maintain the aircraft on behalf of the program participant in exchange for a fixed monthly fee.

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

Fractional Aircraft Shares Sold

Fractional shares are typically sold as one-sixteenth shares and require upfront payment for an undivided interest in the aircraft. Upon the purchase of a fractional share, the owner receives title to their interest in the aircraft. The ownership period is indefinite. Revenue for these types of transactions is included in fractional aircraft shares sold in the accompanying condensed consolidated statements of operations.

Revenue from the sale of fractional aircraft shares sold before July 1, 2010 was deferred at the time of sale and is recognized ratably over the term of the related management and maintenance agreement in accordance with ASC 605-25 “Multiple-Element Arrangements” (“ASC 605-25”). Revenue from the sale of fractional shares sold after June 30, 2010 are recognized at the time of sale upon adoption of Accounting Standards Update (“ASU”) 2009-13 “Multiple-Deliverable Revenue Arrangements”, which updates ASC 605-25. There were no fractional aircraft shares sold during the three months ended September 30, 2012 requiring recognition under this guidance.

During fiscal year 2011, the Company initiated a promotion that offered the sale of select fractional shares which provided a repurchase guarantee at the expiration of the related seven year management and maintenance agreements. The guarantee may be exercised at the owner’s option for a determined percent of the original purchase price. The Company discontinued this residual guarantee program in October 2011. Sales through this promotion have been accounted for as operating leases in accordance with ASC 840 “Leases” and the related revenue earned (less the guaranteed residual value) is recognized ratably over the term of the management and maintenance agreement. At September 30, 2012, guarantees under this program totaled approximately $4.8 million and are included in deferred revenue related to fractional aircraft share sales.

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

Axis Lease program lease revenue is a contractual monthly fee charged over the term of the lease. Under this program, lessees are permitted to fly a set number of hours divided evenly over the number of months in the term, resulting in the Company recognizing revenue ratably over each month. In the event lessees fly more than their monthly allocated hours, the Company recognizes additional lease revenue based on the overflown hours in that month. However, the cumulative amount recognized over the lease term shall not exceed the total annual lease payment per the lease agreement.

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

Axis Club Membership revenue. In February 2009, the Company initiated the Axis Club Membership program. The Axis Club Membership program offered program participants access to blocks of flight time at a discount from standard flight hour card rates for a set, three year membership fee. The program required that Axis Club members purchase a minimum of three, 25-hour blocks of flight hour cards. Axis Club Membership fees were paid in advance, deferred and recognized as revenue over the shorter of the three year membership term or the period of time it took the maximum number of cards to be purchased. Payment for flight hour cards sold through the Axis Club Membership program were collected from members in advance of access to the aircraft fleet, deferred and recognized as revenue on an incremental basis as flight hours were flown. The Axis Club Membership program was replaced by the Axis Lease program effective March 2011.

Flight Activity and Other Ancillary Billing

Flight activity and other ancillary billing include revenue related to billings to the program participants for reimbursable costs incurred by the Company. These reimbursable cost include, but are not limited to, fuel, flight fees, maintenance costs required by Airworthiness Directives or Service Bulletins as mandated by the FAA and not covered by the regular maintenance provided for in the management and maintenance agreement, aircraft upgrades and other ancillary charges. The Company accounts for flight activity and other ancillary billing on a gross basis in accordance with ASC 605-45 “Principal Agent Considerations” (“ASC 605-45”), as the Company meets the specified criteria as a principal in transactions between the Company and its program participants.

Other Revenue

Other revenue is comprised primarily of revenue from demonstration flights, the sale of the Company’s previously owned fractional aircraft shares, remarketing fees, and revenue from the sale of fuel and rental of hangar space at the Company’s FBO facilities. Demonstration revenue is earned when the prospective program participants are flown on an aircraft to demonstrate the quality and capabilities of the aircraft. The Company charges the prospective program participant an hourly rate and requires payment prior to the demonstration flight. The Company recognizes revenue related to these demonstration flights when the flight is completed. Revenue from the sale of the Company’s previously owned fractional aircraft shares are recorded similar to the sale of new fractional aircraft shares. Remarketing fees are recognized when the Company sells third party, used aircraft shares on a program participant’s behalf. FBO related revenue from fuel sales and hangar rentals are recorded when goods are delivered or services are rendered.

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

Aircraft costs relating to the sale of fractional shares sold after June 30, 2010 are recognized at the time of sale upon adoption of ASU 2009-13, which updates ASC 605-25. There were no fractional aircraft shares sold during the three months ended September 30, 2012 requiring recognition under this guidance.

During fiscal year 2011, the Company initiated a promotion that offered the sale of select fractional shares which provided a repurchase guarantee at the expiration of the related seven year management and maintenance agreements. The guarantee may be exercised at the owner’s option for a determined percent of the original purchase price. The Company discontinued this residual guarantee program in October 2011. Sales through this promotion have been accounted for as operating leases in accordance with ASC 840 “Leases” and the related costs were capitalized to property and equipment and depreciated over the 20 year useful life of the aircraft.

Maintenance Expense Policy

Costs related to maintenance performed on both fractionalized and core aircraft related to engine overhauls, landing gears, refurbishments and other maintenance services that enhance the useful life of the aircraft are capitalized and depreciated or amortized over the useful life of the improvement. Other maintenance activities that do not enhance the useful life of the aircraft are expensed as incurred. Maintenance is performed in-house or by third party vendors, as applicable.

Fractionalized aircraft improvements are capitalized as other assets in the accompanying condensed consolidated balance sheet and amortized over the lesser of the useful life of the improvement or the aircraft. The amortization of these costs is expensed in cost of flight operations in the accompanying condensed consolidated statements of operations.

Core aircraft improvements are capitalized as property and equipment in the accompanying consolidated balance sheet and depreciated over the lesser of the useful life of the improvement, life of the aircraft or lease term. The depreciation of these costs is expensed in depreciation and amortization in the accompanying condensed consolidated statements of operations.

The change in depreciable lives from 7 to 20 years will not lead to increased maintenance costs. Therefore no increases have been factored into the Company’s most recent impairment analysis. See the Property and Equipment section above.

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

A valuation allowance is established to reduce deferred tax assets to the amounts expected to be realized. The Company calculated an annual effective tax rate to determine the interim period income tax provisions. However, no tax liability was accrued for the three months ended September 30, 2012, as the Company expects to have sufficient operating loss and tax credit carryforwards to cover any taxable income.

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

Stock-Based Compensation

The Company has one stock-based compensation plan, the Amended and Restated 2006 Long-Term Incentive Plan (“2006 Long-Term Incentive Plan,” or the “Plan”), which the Company’s shareholders approved, for employees, certain non-employees and non-employee directors. Stock-based awards under this plan may consist of common stock, common stock units, stock options, cash-settled or stock-settled stock appreciation rights, restricted stock and other stock-based awards. The Company issues common stock to satisfy stock option exercises or vesting of stock awards.

The Company accounts for stock-based compensation to employees and directors in accordance with ASC 718 “Compensation-Stock Compensation” (“ASC 718”), which requires the recognition of compensation expense for employee stock options and other stock-based payments. Under ASC 718, expense related to employee stock options and other share-based payments is recognized over the relevant service period based on the fair value of each stock option grant. In addition, the Company recognizes in its condensed consolidated statements of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. Compensation expense for stock-based awards is recognized over the requisite service period, usually the vesting period on a straight-line basis, while compensation expense for liability-based awards (those usually settled in cash rather than stock) is measured at fair-value at each balance sheet date until the award is settled.

Stock-based compensation expense related to the Plan, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations, was approximately $0.2 million and $0.2 million for the three months ended September 30, 2012 and 2011, respectively. There were no related income tax benefits recognized in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2012 and 2011. As of September 30, 2012, the Company had 746,842 shares of restricted stock and 1,743,450 stock options outstanding.

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with ASC 815 “Derivatives and Hedging” (“ASC 815”), which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts. The Company also considers ASC 815, which provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under ASC 815. The Company evaluates the conversion feature embedded in its Series A Convertible Preferred Stock based on the criteria of ASC 815 to determine whether the conversion feature would be required to be bifurcated from the Preferred Stock and accounted for separately as a derivative. Based on management’s evaluation, the embedded conversion feature did not require bifurcation and derivative accounting as of September 30, 2012.

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

During the three months ended September 30, 2012 and 2011, the Company has elected not to use the fair value option permitted under ASC 820 for any of its financial assets and financial liabilities that are not already recorded at fair value.

Loss Per Share

Basic and diluted loss per share applicable to common stock is computed using the weighted average number of common shares outstanding during the period. Shares used in calculating basic and diluted loss per share exclude common stock equivalents for warrants, stock-based compensation and Series A Convertible Preferred Stock, as these common stock equivalents are anti-dilutive. In future periods, if the Company reports net income attributable to common stockholders and the common stock equivalents for our warrants, stock-based compensation and Series A Convertible Preferred Stock are dilutive, the common stock equivalents will be included in the weighted average shares computation and dividends related to our Series A Convertible Preferred Stock will be added back to net income attributable to common stockholders to calculate diluted earnings per share.

For the three months ended September 30, 2012, a total of 9,165,769 share-equivalents of potentially dilutive securities were excluded from the calculation of diluted loss per share. These securities were comprised of the following:

•	2,373,620 warrants issued to Lorne Weil in conjunction with the LW Air transactions (described in Note 3 below);

•	50,000 warrants issued to Early Bird Capital in consideration for services rendered in connection with an aircraft lease agreement with a third party in August 2012;

•

1,743,450 options to purchase shares of common stock which were outstanding during the periods but were not included in the computation of diluted loss per common share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive as calculated under the treasury method promulgated by ASC 260 “Earnings Per Share” (“ASC 260”).

•	4,251,857 shares of common stock reserved for issuance upon the conversion of the outstanding shares of Series A Convertible Preferred Stock; and

•

746,842 shares of unvested restricted stock which were not included in the computation as all necessary conditions for vesting had not yet been satisfied in accordance with ASC 260’s contingently issuable shares provision.

For the three months ended September 30, 2011, a total of 8,688,714 share-equivalents of potentially dilutive securities were excluded from the calculation of diluted loss per share. These securities were comprised of the following:

•	2,373,620 warrants issued to Lorne Weil in conjunction with the LW Air transactions;

•

437,887 warrants outstanding as of September 30, 2011 issued to Early Bird Capital in consideration for services rendered as placement agent for the Company’s June, September and October 2009 private placements;

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

•

249,250 shares of unvested restricted stock which were not included in the computation because all necessary conditions for vesting had not been satisfied in accordance with ASC 260’s contingently issuable shares provision.

Comprehensive Income

The Company adheres to the provisions of ASC 220, “Comprehensive Income” (“ASC 220”). This pronouncement establishes standards for reporting and display of comprehensive income or loss and its components (revenue, expense, gain and loss). In accordance with ASC 220, items requiring recognition as components of comprehensive income are required to be classified by their nature. Furthermore, the Company is required to display the accumulated balances of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the three months ended September 30, 2012 and 2011, there were no items that gave rise to other comprehensive income (loss), and net loss equaled comprehensive loss.

Recently Issued Pronouncements

In September 2011, the Financial Accounting Standards Board released ASU No 2011-08, “Intangibles — Goodwill and Other” (Topic 350) (“ASU 2011-08”). This update allows companies to waive comparing the fair value of a reporting unit to their carrying amount in assessing the recoverability of goodwill if, based on qualitative factors, it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Additionally, in July 2012, the Accounting Standards Board released ASC No 2012-02, “Intangibles - Goodwill and Other” (Topic 350) (“ASU 2012-02”). This update allows companies to bypass qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. These standards allow for early adoption and, as a result, the Company chose to adopt both ASU 2011-08 and ASU 2012-02 during the fiscal year ended June 30, 2012.

The Company does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company conducts a major part of its operations from leased facilities, which include airplane hangars and administrative offices. The 15 year hangar lease in Clearwater, Florida, which began in April 2006, is classified as an operating lease and was amended in September 2011 under Amendment Number One to the Hangar Lease Agreement (“Amendment Number One”). In accordance with Amendment Number One, the Company renegotiated its Clearwater, Florida lease to reduce its ongoing rent expense and fuel flow fees. Under terms of Amendment Number One, the initial lease term was extended by five months and expires in September 2021. In December 2011, the Company terminated its Caldwell, New Jersey lease and ceased its limited FBO operations at that facility. Simultaneously, the Company agreed to maintain a portion of an aircraft hangar in Caldwell, New Jersey for $2,000 per month. This hanger lease, which is classified as an operating lease, expires in October 2018 and includes a 90 day mutual termination clause, which was exercised in August 2012. The Company also has a 15 year lease for its FBO and maintenance operations in Camarillo, California expiring in 2021, which is classified as an operating lease. The Company is currently negotiating the sale of its FBO operations in California, resulting in the Company entering into a non-binding letter of intent to sell this business to an unrelated third party, which is expected to occur by December 31, 2012. There can be no assurance that this transaction will be completed. In January 2011, the Company entered into a three year operating lease agreement for a facility in Dallas, Texas, which is used to perform maintenance on the Company’s aircraft.

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

Effective December 2010, the Company entered into an aircraft rental agreement with a third party to lease a Pilatus aircraft to be used in the Company’s maintenance operations. Pursuant to this agreement, the Company is obligated to pay $12,961 per month for three years, which provides 300 flight hours per year to the Company. The Company accounts for this agreement as an operating lease. Effective July 2012, the parties terminated the aircraft rental agreement and entered into a Settlement Agreement and Mutual Release (“settlement agreement”) related to the aircraft. In connection with the settlement agreement, the Company is required to pay approximately $0.2 million relative to additional usage of the aircraft, together with maintenance costs required pursuant to the aircraft rental agreement. The costs incurred in conjunction with the settlement agreement were accrued and recognized in fiscal year 2012.

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

Effective March 2012, the Company entered into an aircraft rental agreement with a third party to lease a Pilatus aircraft to be used in the Company’s maintenance operations. Pursuant to this agreement, the Company is obligated to pay $22,000 per month for one year, which provides 500 flight hours to the Company over the one year term. The Company accounts for this agreement as an operating lease. In October 2012, the lease ended.

In August 2012, the Company entered into a seven year Aircraft Lease Agreement with a third party, related to a Piaggio Avanti II previously financed through a Midsouth Floor Plan financing agreement. Pursuant to the Aircraft Lease Agreement, the Company is obligated to provide the lessor a total of 400 flight hours per year during the term of the agreement. The transaction was evaluated in accordance with ASC 840-40 “Sale-Leaseback Transactions” (“ASC 840-40”). Based on the Company’s evaluation, the transaction met the specified criteria requiring immediate loss recognition due to a net difference between the relinquished asset and related liability. The loss is recorded as a loss on sale of asset in the accompanying condensed consolidated statement of operations. Additionally, as consideration for finder’s fee services provided by a third party in connection with this transaction, the Company recorded $115,000 in August 2012 for services and issued warrants to purchase 50,000 shares of common stock. The fee and related value of the warrants are being amortized to aircraft lease expense over the term of the agreement. The warrants were valued using the Black-Scholes option-pricing model.

Effective September 28, 2012, the terms of each management agreement with LW Air were amended to irrevocably reduce the owner’s monthly proceeds pursuant to each of the aircraft management agreements by $25,000 per month for a period of twelve consecutive months beginning in August 2012, or $0.3 million per aircraft, the aggregate reduction of LW Air’s monthly proceeds totaling $1.5 million, with respect to all five of the aircraft owned by LW Air. Simultaneous with this transaction, the Company issued 2,000,000 shares of fully-vested restricted stock to LW Air at a price of $0.75 per share. The restricted stock had a fair value of $0.40 per share and will be recognized ratably through July 2013 in cost of flight operations. The shares of common stock issued may be adjusted upon the occurrence of certain anti-dilution events.

Effective September 28, 2012, LW Air and the Company amended the management agreements for each aircraft managed by the Company and owned by LW Air so that the Company is not required to pay the owner additional amounts unless usage of the aircraft exceeds 1,350 hours per year, retroactive to the beginning of each management agreement. Simultaneous with this transaction, the Company entered into an Amended and Restated Warrant Agreement with Lorne Weil, a Director of the Company, wherein warrants were reissued for the purchase of 2,373,620 shares of the Company’s common stock at an exercise price of $1.00 per share. The original Warrant Agreement dated October 19, 2009 with Lorne Weil for the purchase of 2,373,620 shares of the Company’s common stock terminated and was replaced by the Amended and Restated Warrant Agreement upon execution of the same. The warrants underlying the Amended and Restated Warrant Agreement expire on October 19, 2015 and while effective, the warrants are subject to certain anti-dilution rights. The Company may redeem the warrants held by Lorne Weil at any time at the price of $0.01 per warrant, provided that the volume weighted average price of the Company’s common stock has been at least 300.0% of the exercise price of a warrant for any twenty trading days, during any consecutive thirty day trading period, ending on the third trading day preceding the date of the notice of redemption. The Company accounts for the management agreements as operating leases.

In addition, the Company leases transportation equipment and data processing equipment under operating leases with most equipment having three year terms.

Purchase Commitments

As of September 30, 2012, the Company had contractual commitments to purchase 48 additional Piaggio Avanti II aircraft through calendar year 2013 with a mutual understanding that the aircraft delivery dates can be extended. The total commitment if exercised during the period, including a proposed price escalation, is valued at approximately $305.1 million, net of deposits paid on future aircraft deliveries of $6.4 million.

On June 20, 2008, the Company assigned its rights and obligations to purchase twenty Embraer Phenom 100 (“Phenom 100”) aircraft positions to Share 100 Holding Co., LLC (“Share 100”), a wholly-owned subsidiary of Avantair, Inc. On the same date, the Company entered into a membership interest purchase agreement with Executive Air Shares Corporation (“EAS”), in which EAS purchased the Class A membership of Share 100 and the Company retained the Class B membership. EAS, as Class A member, has the rights and obligations to purchase the Phenom 100 aircraft with positions one through eighteen and to fund payment due in connection with these aircraft. EAS paid Share 100 approximately $2.47 million in connection with these transactions and made an additional $750,000 capital contribution to Share 100 in December 2008, all of which was, immediately distributed to the Company. The Company as Class B member, has the rights and obligations to purchase the Phenom 100 aircraft with positions nineteen and twenty and to fund payment due in connection with these aircraft. EAS had the option to purchase aircraft nineteen and twenty which was to have been exercised by October 1, 2010; if exercised, EAS would reimburse the Company for all payments made relative to these aircraft and provide all remaining funds required. In the event that EAS did not exercise the option to purchase aircrafts nineteen and twenty by October 1, 2010, the Company would have the right and obligation to purchase the nineteenth and twentieth aircraft. The Company entered into agreements with EAS to extend the exercise requirement in November 2010, April 2011, and November 2011, which extended the exercise requirement to April 2011, December 2011 and June 2012, respectively. On May 25, 2012, the exercise requirement was extended an additional twelve months to June 1, 2013. If EAS defaults under its obligations to purchase aircraft positions one through eighteen, EAS will forfeit all deposits paid for the undelivered aircraft, including the funds distributed to the Company. If the Company defaults under its obligations to purchase any undelivered aircraft following a breach by EAS, or if the Company fails to purchase the last two aircraft positions, the Company’s maximum exposure to Embraer would be the amounts due for undelivered aircraft at the time, which as of September 30, 2012 was valued at $43.4 million, net of deposits paid on undelivered aircraft of $2.0 million.

Financing Commitments- Short-term

In April 2009, the Company entered into two Floor Plan Agreements with Midsouth Services, Inc. (“Midsouth”) to replace Midsouth’s existing Floor Plan Agreements dated July 31, 2008. The new Floor Plan Agreements extended credit to the Company in an increased amount of $11.6 million to be used towards the purchase of new Piaggio P-180 aircraft. The Floor Plan Agreements covered an amount not to exceed $5.8 million for a term of twelve months. The Company has the sole option to terminate one of the Floor Plan Agreements during the term with ninety days written notice. The Company agreed to pay Midsouth a monthly fee of $82,500 for the first Floor Plan Agreement and $75,000 for a second Floor Plan Agreement. During December 2010, the Company repaid the first Floor Plan Agreement in the amount of $5.8 million and during September 2011, the Company converted the second Floor Plan Agreement in the amount of $5.2 million into a Capital Lease, see Capital Lease Transactions in the paragraphs following.

In March 2011, the Company negotiated financing terms pursuant to a Floor Plan Financing Agreement with Midsouth which shall be used towards the purchase of new Piaggio P-180 aircraft for resale in the fractional program. The March 2011 agreement is similar to the previous arrangements between Midsouth and the Company in that Midsouth agreed to extend credit to the Company for the purchase of fractional aircraft for a term of the later of: (1) twelve months or (2) until the date on which the net purchase price for the aircraft financed pursuant to the Floor Plan Agreement is paid. The Company has agreed to pay Midsouth a monthly fee of $65,000 following the commencement of the term pursuant to the Floor Plan Agreement. The aircraft purchase agreement related to the aircraft currently financed pursuant to the Floor Plan Financing Agreement, which was recently modified by the Company, requires the Company to purchase the aircraft from the lender on or before July 12, 2012. In August 2012, the Company converted the Floor Plan Agreement in the amount of $6.0 million into an Operating Lease with another third party, see Operating Lease Commitments in the preceding paragraphs.

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

In September 2011, the Company took delivery of one new Piaggio Avanti P-180 aircraft, for resale in the Fractional Ownership program, financed through a Floor Plan Financing Agreement with Midsouth. The financing agreement is similar to the previous arrangements between Midsouth and the Company with a term of the later of: (1) fifteen months or (2) until the date on which the net purchase price for the aircraft financed pursuant to the Floor Plan Agreement is paid. The Company agreed to pay Midsouth a monthly fee of $72,500 following the commencement of the term pursuant to the Floor Plan Agreement. The aircraft purchase agreement related to the aircraft currently financed pursuant to the Floor Plan Financing Agreement requires the Company to purchase it from the lender on or before December 31, 2012. As of September 30, 2012, borrowings outstanding under the Floor Plan Agreement totaled $6.0 million.

Financing Commitments - Long-term

Long-term debt consists of the following as of September 30, 2012:

Midsouth Services, Inc.	$21,024
Iberia Bank	1,312

22,336
Less current portion	(4,731)

Long-term debt	$17,605

Capital Lease Transactions

Midsouth Services, Inc.

The Company has seven separate capital lease agreements with Midsouth.

In July 2006, the Company entered into a lease agreement, pursuant to which Midsouth leased a core aircraft to the Company. The original lease agreement was accounted for as an operating lease. In April 2009, the Company amended the original lease agreement, pursuant to which the Company was required to pay $74,900 per month, at 11.0% interest per annum until August 2011, the expiration of the amended lease agreement. The Company accounted for this amendment as a capital lease in the accompanying condensed consolidated balance sheets. In addition, the Company agreed to purchase the leased aircraft for approximately $3.0 million from Midsouth within sixty days following the expiration of the amended lease agreement. In August 2011, the Company entered into a second amendment to the aircraft lease agreement to extend the lease term for five years, and decrease monthly payments to $62,500. Upon expiration of the five year term, the Company may purchase, at its sole discretion, the aircraft at a purchase price of approximately $0.3 million. The second amendment to the aircraft lease agreement was evaluated in accordance with ASC 470 “Debt” (“ASC 470”). Based on the Company’s evaluation, the debt transaction did not meet specified criteria causing the transaction to be recorded in accordance with “Debt Modification and Extinguishment” guidance within ASC 470. The obligation outstanding at September 30, 2012 totaled approximately $2.5 million.

On October 10, 2007, the Company entered into a lease agreement to which Midsouth leased a core aircraft to the Company. Under the lease agreement, Midsouth provided funding for the $4.7 million purchase of a pre-owned Piaggio P-180 aircraft. Midsouth leases the aircraft exclusively to the Company under a five year lease at 15.0% interest per annum. The monthly lease payments for the term of the lease are $89,000. At the end of the five year lease, the Company shall purchase the aircraft from Midsouth at the guaranteed residual value in the amount of approximately $2.3 million. The Company also has the option to purchase the aircraft anytime during the lease term at the then current guaranteed residual value as set forth on the amortization schedule without penalty. The Company accounts for this lease as a capital lease in the accompanying condensed consolidated balance sheets. The obligation outstanding at September 30, 2012 totaled approximately $2.4 million.

In April 2009, the Company entered into a lease agreement, pursuant to which Midsouth leases a Piaggio P-180 aircraft to the Company for a ten year lease term at $75,000 per month, at 15.0% interest per annum. The Company is required to provide Midsouth with 100 hours of flight time per year during the lease term. Hours have been accounted for at their fair value and are liquidated as hours are flown. Midsouth has the sole option to terminate the lease at the end of the fifth year of the lease term and require the Company to purchase the leased aircraft for approximately $3.8 million within ninety days of that date. If this option is not exercised by Midsouth, the lease will continue for the remaining five years of the lease term and, at the end of the ten year lease, the Company will be required to purchase the aircraft from Midsouth for $0.3 million. The Company accounts for this lease as a capital lease in the accompanying condensed consolidated balance sheets. The obligation outstanding at September 30, 2012 totaled approximately $4.2 million.

In September 2011, simultaneous with the termination of the Floor Plan Finance Renewal Agreement and Renewal Guaranteed Aircraft Purchase Agreement for a Piaggio P-180 aircraft, the Company entered into a Lease Agreement, pursuant to which Midsouth leases a Piaggio P-180 aircraft to the Company for a five year lease term at $75,000 per month, at 15.0% interest per annum. Following the expiration of the term of the Lease Agreement, the Company has agreed to purchase the leased aircraft for approximately $3.4 million from Midsouth. The termination of the Floor Plan Financing Agreement and subsequent entrance into the Lease Agreement was evaluated in accordance with ASC 470. Based on the Company’s evaluation, the debt transaction met the specified criteria causing the transaction to be recorded in accordance with “Debt Modification and Extinguishment” guidance within ASC 470. As a result, the Company recognized a gain on debt extinguishment of $0.4 million, which is included in the accompanying condensed consolidated statements of operations. The Company accounts for this lease as a capital lease in the accompanying consolidated balance sheets. The obligation outstanding at September 30, 2012 totaled approximately $4.6 million.

In October 2011, the Company entered into a five year lease agreement with Midsouth for $2.0 million, related to one used aircraft previously financed through a Wells Fargo promissory note. The Company will make principal payments ranging from $24,000 to $29,500 plus interest of 13% per annum. Following the expiration of the term of the lease agreement, the Company has agreed to purchase the leased aircraft for approximately $0.4 million from Midsouth. The Company accounts for this lease as a capital lease in the accompanying condensed consolidated balance sheets. The obligation outstanding at September 30, 2012 totaled approximately $1.7 million.

In May 2012, the Company entered into a two year lease agreement with Midsouth for $1.2 million, related to one used aircraft previously financed through a Wells Fargo Equipment Finance, Inc. promissory note. The Company will make monthly lease payments to Midsouth in the amount of $55,000, which includes variable interest of 9.9% per annum (based on 4.9% over a floor of a 5% prime rate). Following the expiration of the lease agreement, the Company will receive title to the aircraft. The Company accounts for this lease as a capital lease in the accompanying condensed consolidated balance sheets. The obligation outstanding at September 30, 2012 totaled approximately $1.0 million.

In July 2012, the Company entered into a ten year lease agreement with Midsouth for $4.6 million, related to one used Piaggio Avanti II. The Company will make monthly lease payments to Midsouth in the amount of $55,171, which includes variable interest of 9.9% per annum (based on 4.9% over a floor of a 5% prime rate). Additionally, the Company issued 200,000 shares of fully-vested restricted stock at a price of $1.50 per share in connection with this lease agreement. The restricted stock had a fair value of $0.65 per share and was capitalized into property and equipment, along with the principal amount of the loan of $4.6 million, and will be depreciated over the ten year lease agreement. Following the expiration of the lease agreement, the Company has the option to purchase the aircraft at the then fair market value. The obligation outstanding at September 30, 2012 totaled approximately $4.6 million.

The capital lease obligations are included in long-term debt in the accompanying condensed consolidated balance sheets.

Wells Fargo Equipment Finance, Inc.

In February 2005, the Company entered into financing arrangements for the purchase of two aircraft under two notes payable with Wells Fargo Equipment Finance, Inc. The notes were payable in monthly installments ranging from $10,644 to $38,480 with interest ranging from 5.96% to 6.12% per annum, through 2012. The notes were collateralized by both aircraft. In January 2012, in connection with the sale of one of the collateralized aircraft, the Company paid off one promissory note in the amount of approximately $790,000. In March 2012, the Company repaid the remaining promissory note in the amount of approximately $1.2 million. Accordingly, as of September 30, 2012, there were no obligations outstanding under these financing arrangements.

Iberia Bank

In August 2007, the Company and Iberia Bank, formerly Century Bank F.S.B., executed a $2.2 million note agreement for the purchase of one aircraft. The note is payable in monthly installments of $27,175 with interest of 8.25% per annum, through August 3, 2012. The note is collateralized by the aircraft. In September 2012, the Company extended the term of this loan to December 2013. The extension of the note agreement was evaluated in accordance with ASC 470. Based on the Company’s evaluation, the transaction did not meet specified criteria causing the transaction to be recorded in accordance with “Debt Modification and Extinguishment” guidance within ASC 470. The obligation outstanding at September 30, 2012 totaled approximately $1.3 million.

Wells Fargo

On October 31, 2007, the Company and Wells Fargo entered into a financing arrangement for the purchase of one used aircraft at a total purchase price of approximately $4.5 million (inclusive of the value of a flight hour card of 100 hours). Financing was obtained from Wells Fargo through a note payable of $3.9 million. This note was to be repaid monthly over 7 years at an interest rate equal to the LIBOR rate plus 4.0%. In October 2011, the Company repaid the promissory note in the amount of $1.4 million. Accordingly, as of September 30, 2012, there were no obligations outstanding under this financing arrangement.

Aircraft Incident

In November 2011, one of the Company’s fractionally-owned aircraft, a 2007 Piaggio P-180, was involved in an incident (“Aircraft Incident”), following which the aircraft was declared a total loss by the Company’s insurer. Only minor injuries were sustained by the passengers and crew. The Company was required to maintain insurance on the aircraft that covered its replacement value, which was estimated to be $4.8 million. During December 2011, the Company received $6.5 million of insurance proceeds which were initially recorded as an accrued liability as of December 31, 2011. The additional insurance proceeds were a result of the Company insuring its aircraft in excess of the replacement value to reimburse the Company for expenses associated with a reduction in available aircraft in its fleet, including, but not limited to, costs incurred for chartered flights, repositioning aircraft to accommodate owner’s requirements, and maintenance costs associated with higher flight hours on the remaining fleet. These proceeds offset similar expenses during the third and fourth quarters of fiscal year 2012 and the first quarter of fiscal year 2013. The fractional ownership documents permit the Company to replace the aircraft on behalf of the fractional owners with another aircraft that is substantially similar and has a market value approximately equal to or greater than the market value of the 2007 Piaggio P-180 involved in the Aircraft Incident. During the third and fourth quarters of fiscal year 2012, the Company purchased the fractional owners’ interest in the aircraft, and simultaneously, the fractional owners of the 2007 Piaggio P-180 entered into new fractional ownership documents for a substantially similar replacement aircraft interest. During the third and fourth quarters of fiscal year 2012, the Company paid a total of approximately $4.8 million and transferred 16.0 fractional shares in connection with this incident. During the first quarter of fiscal year 2013, the Company paid approximately $0.4 million in connection with this incident. As of September 30, 2012, the insurance proceeds liability was zero. In accordance with Accounting Standards Codification (“ASC”) 225 “Income Statement” (“ASC 225”), there was no gain or loss recognized in connection with the loss of this aircraft.

Employee Termination and Other Costs

During the third quarter of fiscal year 2012, the Company developed and implemented plans to improve sales performance and deliver efficiencies within the finance department. These plans were evaluated and recorded in accordance with ASC 420 “Exit or Disposal Cost Obligations” (“ASC 420”). In connection with the changes in the sales and finance departments, the Company incurred various costs and obligations, including severance payouts to employees and other related charges. The Company expects total costs associated with these activities to be approximately $1.0 million. As of September 30, 2012, the liability attributable to unpaid employee termination and other expense was approximately $0.1 million, representing a reduction of approximately $0.1 million from the unpaid employee termination and other expense liability as of June 30, 2012, which was $0.2 million. The reduction in liability represents amounts paid during the three month period ended September 30, 2012. This liability is included in accrued liabilities in the accompanying condensed consolidated balance sheet.

NOTE 4 – EQUITY TRANSACTIONS

Capital Stock

As of September 30, 2012, the Company had 28,701,634 shares of its common stock outstanding and 575,383 shares of common stock available for future issuance under the Company’s 2006 Long-Term Incentive Plan. As of September 30, 2012, the Company had 152,000 shares of Series A Preferred Stock outstanding. The Company has 4,251,857 shares of common stock reserved on its books and records for issuance upon the conversion of the outstanding Series A Preferred Shares. As a result of the sales of shares consummated on June 30, September 25, and October 16, 2009, the conversion price of the Series A Preferred Shares was reduced from $5.15 to $3.57. As a result of the grant of fully-vested restricted stock in July and September 2012 related to a new capital lease and an amendment of an operating lease, the conversion price of the Series A Preferred Shares was reduced from $3.57 to $3.35.

During the quarter ended September 30, 2012, the Company accrued, but did not pay, dividends on preferred stock of approximately $0.3 million. The Company does not expect to pay dividends on preferred stock for the foreseeable future. As a result of not paying the preferred stock dividend, the dividend rate increased from 9.0% to 9.5% as of September 30, 2012. Continued non-payment of the preferred stock dividends will result in further increases to the dividend rate.

Restricted Shares and Stock Options

By recommendation of the Compensation Committee and approval by the Board of Directors, and in accordance with an Employment Agreement executed July 14, 2011, the Company granted equity compensation to Stephen Wagman, President, pursuant to the Company’s Amended and Restated 2006 Long-Term Incentive Plan, as follows:

•

30,000 shares of restricted stock granted in July 2011, subject to a three year vesting period, with one-third of the shares vesting upon each of the first three anniversaries of the date of the Employment Agreement, subject to Mr. Wagman’s continued employment with the Company on each vesting date. The fair value at the date of grant was $1.90 per share; and

•

425,000 stock options granted in July 2011, exercisable at $2.25 per share, subject to a three year vesting period, with one-third of the shares vesting upon each of the first three anniversaries of the date of the Employment Agreement, subject to Mr. Wagman’s continued employment with the Company on each vesting date and the Company achieving certain financial target goals.

The Company recognized less than $0.1 million and $0.1 million of stock-based compensation expense related to these options for the three months ended September 30, 2012 and 2011, respectively.

In February 2012, the Company granted deferred equity compensation to each of its seven Non-Employee Directors, pursuant to the Amended and Restated 2006 Long-Term Incentive Plan, as follows:

•

60,000 share of restricted stock granted which shall convert into shares of the Company’s common stock on a one-for-one basis upon the earliest of (i) the date of the Non-Employee Director’s cessation of service with the Company, or (ii) the date of a change in control of the Company and 80,000 shares of restricted stock, which shares shall be nontransferable until the earlier of the date of the Non-Employee Director’s cessation of service with the Company or the date of change in control of the Company.

Warrants

On August 3, 2012, pursuant to an agreement between Early Bird Capital (“EBC”) and the Company, in consideration for services rendered in connection with an aircraft purchase agreement with a third party, the Company issued to EBC and its affiliates 50,000 warrants to purchase common stock with an August 2, 2015 expiration date. Each warrant permits the holder to purchase one share of the Company’s common stock at an exercise price of $0.60 per share. The fair value of the warrants was estimated at $0.07 per warrant. Due to the immateriality of the amount, the Company immediately expensed the full amount to cost of flight operations during the three months ended September 30, 2012. The Company has the option to redeem warrants at any time at the price of $0.01 per warrant, provided that the volume weighted average price of the Company’s common stock has been at least 200.0% of the exercise price of a warrant for any twenty trading days during any consecutive thirty trading day period ending on the third trading day preceding the date of the notice of redemption. The holder did not exercise any of the warrants nor did the Company redeem any of the warrants on or after August 3, 2012 through September 30, 2012. These warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering.

The fair value of the warrants was estimated at $0.07 per warrant as calculated by the Monte Carlo simulation, which is a theoretical forward-looking valuation model. The Monte Carlo model was used because a market participant would likely use this model given the existence of a path-dependent feature in the warrants (redemption right feature). The Black-Scholes option-pricing model was used to support the Monte Carlo valuation. The following assumptions were used in the Monte Carlo model to estimate the fair value for the warrants issued:

Underlying stock value (1)	$0.40
Exercise price(2)	$1.00
Term(3)	3.06 years
Volatility	75%
Interest rate(1), (3)	0.32%
Number of simulations	One million (4)

(1)	As of the valuation date (date of grant)
(2)	Per warrant agreement
(3)	Based on vesting period on date of grant.
(4)	The number of simulations is a parameter in the Monte Carlo model that improves the statistical accuracy of the fair value produced.

On September 28, 2012, LW Air and the Company amended the management agreements for each aircraft managed by the Company and owned by LW Air so that the Company is not required to pay the owner additional amounts unless usage of the aircraft exceeds 1,350 hours per year, retroactive to the beginning of each management agreement. Simultaneous with this transaction, the Company entered into an Amended and Restated Warrant Agreement with Lorne Weil, a Director of the Company, wherein warrants were reissued for the purchase of 2,373,620 shares of the Company’s common stock at an exercise price of $1.00 per share. The fair value of the warrants was estimated at $0.07 per warrant. During the three months ended September 30, 2012, the Company expensed $0.1 million in cost of flight operations, for a cumulative adjustment that was based on the fair value of the recently issued warrants, retroactive to the beginning of the original lease agreement. The remaining balance of the original warrants and the recently issued warrants, as of September 30, 2012, will be recognized ratably over the remaining lease term. The original Warrant Agreement dated October 19, 2009 with Lorne Weil for the purchase of 2,373,620 shares of the Company’s common stock terminated and was replaced by the Amended and Restated Warrant Agreement upon execution of the same. The warrants underlying the Amended and Restated Warrant Agreement expire on October 19, 2015 and while effective, the warrants are subject to certain anti-dilution rights. The Company may redeem the warrants held by Lorne Weil at any time at the price of $0.01 per warrant, provided that the volume weighted average price of the Company’s common stock has been at least 300.0% of the exercise price of a warrant for any twenty trading days, during any consecutive thirty day trading period, ending on the third trading day preceding the date of the notice of redemption. The holder did not exercise any of the warrants nor did the Company redeem any of the warrants on or after September 28, 2012 through September 30, 2012. These warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering.

The fair value of the warrants, calculated in accordance with ASC 820, was estimated at $0.07 per warrant as of September 28, 2012, the date of grant. The Monte Carlo simulation was employed in the valuation of the warrants. The Black-Scholes option-pricing model was used to support the Monet Carlo valuation. The following assumptions were used in the Monte Carlo model to estimate the fair value for the warrants issued:

Underlying stock value (1)	$0.40
Exercise price(2)	$1.00
Term(3)	3.06 years
Volatility	75%
Interest rate(1), (3)	0.32%
Number of simulations	One million (4)

(1)	As of the valuation date (date of grant)
(2)	Per warrant agreement
(3)	Based on vesting period on date of grant.
(4)	The number of simulations is a parameter in the Monte Carlo model that improves the statistical accuracy of the fair value produced.

In September 2012, by recommendation of the Compensation Committee and approval by the Board of Directors, the Company granted equity compensation to certain employees, pursuant to the Company’s Amended and Restated Long-Term Incentive Plan, as follows:

•	600,000 shares of restricted stock to the Company’s executives and management team, subject to performance-based vesting measures; and

•

595,650 stock options to employees at the Company, subject to a three year vesting schedule, with one-third vesting on each successive anniversary date of grant. The fair value of the stock options was $0.42 per share and, for the three months ended September 30, 2012, the Company recognized less than $0.1 million in stock compensation expense, which is included in general and administrative expense.

NOTE 5 – SUBSEQUENT EVENTS

On October 25, 2012, the Company made an announcement regarding the voluntary stand down of its operations in order to complete a comprehensive review of records and supporting maintenance documentation and an inspection of its aircraft fleet. This voluntary action has been taken in coordination with the Federal Aviation Administration. During the stand down, which has lasted approximately three weeks, the Company furloughed a portion of its employees. Beginning November 8, 2012 the Company started recalling its employees and commenced operating some of its planes on November 11, 2012. The Company believes that approximately a majority of its aircraft may resume flying within a one to two week period. The Company believes that the effect of the operational stand down will negatively impact its cash receipts, its liquidity and retention of program participants in the upcoming two to three month period. In addition, the Company estimates that, separate of charter, it will incur between $0.7 million and $1.0 million for consulting, Federal Aviation Administration, furlough, legal and communications costs. There can be no assurance that we will be able to have additional aircraft flying on the timeline we expect or that these related costs will not exceed our estimates.

Beginning in the second quarter of fiscal year 2013, the Company initiated steps to raise additional capital through multiple offerings of securities. The securities offered will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The initial offering involves the sale of senior secured convertible promissory notes and warrants to purchase common stock to members of its Board of Directors and other interested parties (the “Initial Offering”). These notes are expected to be convertible into shares of the Company’s common stock and warrants to purchase additional shares of the Company’s common stock, subject to the availability of a sufficient number of authorized shares of the Company’s common stock. The Company currently expects that the notes will have a five year maturity date, permitting the Company to prepay on or after the second anniversary date of issuance. The Company currently expects that all outstanding principal and unpaid accrued interest on the notes will be automatically convertible into shares of the Company’s common stock at a specified conversion rate per share of common stock in the event that, prior to the maturity date, the last reported sales price of the common stock meets certain price thresholds. The Company currently expects that note holders will be able to elect to convert shares of all outstanding principal and unpaid accrued interest under the notes into shares of common stock at any time at a specified conversion price per share of common stock. The Company currently expects that the warrants will have a five year term and will have an exercise price of $0.50 per share, subject to certain adjustments set forth in the warrant and the availability of a sufficient number of authorized shares of the Company’s common stock. The Company currently expects that the warrants will be exercisable at the option of the holder and the Company will have the right to repurchase the warrants in the event the last reported sales price of the common stock meets certain price thresholds. The closing of the Initial Offering, if consummated, is anticipated to occur during the middle of the second quarter. In addition, the Company expects to seek to raise additional capital in additional offerings. The terms of these proposed offerings may vary from the terms of the senior secured convertible promissory notes and warrants that may be issued in the Initial Offering. The Company anticipates that it will seek to consummate the additional offerings during the period from December 2012 to March 2013. The issuance of some or all these securities, if one or more of these offerings is consummated, will further substantially dilute the Company’s existing stockholders as will additional issuances that will be triggered under anti-dilution and similar provisions of the Company’s outstanding securities. There can be no assurance that the Company will be successful in completing these offerings or obtaining shareholder approval for any necessary increases in the authorized shares of common stock related to these offerings. As of November 13, 2012, the Company had unrestricted cash of approximately $2.8 million. If the Company is unable to complete one or more of such offerings or if the amount raised is not adequate, there can be no assurance that the Company can continue operations or meet its ongoing obligations and commitments. In addition, the Company is working with its other vendors, lessors and lenders, to extend payment terms as the Company seeks to raise additional capital.

During the second quarter of fiscal year 2013, the Company received $2.0 million representing a partial payment of insurance proceeds for hail damage to one of the Company’s fractional aircraft that was parked on the tarmac during a severe thunderstorm in Colorado in June 2012. The Company is actively engaged in working with its insurance carrier and other parties to resolve the insurance claims relating to this matter.

On October 10, 2007, the Company entered into a lease agreement to which Midsouth leased a core aircraft to the Company. Under the lease agreement, Midsouth provided funding for the $4.7 million purchase of a pre-owned Piaggio P-180 aircraft. Midsouth leases the aircraft exclusively to the Company under a five year lease at 15.0% interest per annum. The monthly lease payments for the term of the lease are $89,000. Pursuant to the terms of the lease agreement, at the end of the five year lease, which is November 30, 2012, the Company is required to purchase the aircraft from Midsouth at the guaranteed residual value in the amount of approximately $2.3 million. The Company is currently seeking to extend the term of this lease.

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

Collectively, participants in each of these programs are referred to herein as “program participants”. These services are provided to program participants on the Company’s managed aircraft fleet for business and personal use. The Company’s core strategic focus is providing its program participants with the highest level of safety, service and satisfaction. In addition to providing private aviation services, the Company provides limited fixed based operation (“FBO”) services in Clearwater, Florida and Camarillo, California. The Company is currently negotiating the sale of its FBO operations in California, resulting in the Company entering into a non-binding letter of intent to sell this business to an unrelated third party, which is expected to occur by December 31, 2012. There can be no assurance that this transaction will be completed. Effective December 2011, the Company closed its limited FBO services in Caldwell, New Jersey. The Company also leases a facility in Dallas, Texas, which is used to perform maintenance on the Company’s aircraft.

As of September 30, 2012, the Company operated 57 aircraft within its fleet, which is comprised of 44 fractionally-owned aircraft, 6 company-owned core aircraft and 7 leased and company-managed aircraft.

The Company generates revenue primarily through the sale and lease of fractional ownership interests in aircraft, by providing management and maintenance services related to those aircraft and through the sale of flight hour cards providing either 15, 25 or 50 hours of flight time per year. The Company markets fractional ownership interests to individuals and businesses, generally with a minimum share size of a one-sixteenth ownership interest, which the Company refers to as the Fractional Ownership program. Under management and maintenance agreements with fractional owners and lessees, the Company provides pilots, maintenance, fuel and hangar space for the aircraft in exchange for a fixed monthly fee.

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

The Company’s Edge Card program, offers access to blocks of flight hours ranging from 15, 25 or 50 hours of flight time. Once the card holder has exhausted the hours purchased, neither the card holder nor the Company has any further obligations to each other.

The Company’s Axis Club Membership program, which was replaced by the Axis Lease program effective March 2011, offered access to blocks of flight hours for a three year membership fee of $75,000. The program required Axis Club members to purchase a minimum of three 25 hour flight hour cards over a three year period. This program also allowed for club membership fees to be applied towards the purchase of a fractional ownership interest.

The Company presently sources all of its aircraft from a single manufacturer, Piaggio America, Inc. (“Piaggio”). As of September 30, 2012, the Company had contractual commitments to purchase 48 additional Piaggio Avanti II aircraft through 2013 with a mutual understanding that the aircraft delivery dates and any related payments can be extended. The total commitment if exercised during the period, including a proposed price escalation, is valued at approximately $305.1 million, net of deposits paid on future aircraft deliveries of $6.4 million. The Company believes that the pricing structure afforded by utilizing the Piaggio Avanti aircraft allows the Company to attract a program participant desiring quality at a lower price point than its competitors. Offering the cabin cross section of a mid-size aircraft and the fuel efficiency of a turboprop, along with no hourly fees, allows the Company to lower the cost of private air travel for a broader range of individuals and businesses.

The Company’s primary sources of operating funds are the collection of the following:

•	management and maintenance fees from fractional owners and lessees;

•	lease fees;

•	sale of fractional ownership shares; and

•	sale of flight hour cards

Revenue for sales by product category can be found in the accompanying condensed consolidated statement of operations for the three months ended September 30, 2012 and 2011, respectively. Sales units by product category are as follows:

	Unit Sales for the Three Months Ended
	September 30, 2012	September 30, 2011
New Fractional Ownership program shares sold	—	1.0
Axis Lease program shares leased	16.0	26.0
Axis Club Memberships (1)	—	1.0
Flight hour cards	73.0	110.0

(1)	Replaced by Axis Lease program in March 2011

On October 25, 2012, the Company made an announcement regarding the voluntary stand down of its operations in order to complete a comprehensive review of records and supporting maintenance documentation and an inspection of its aircraft fleet. This voluntary action has been taken in coordination with the Federal Aviation Administration. During the stand down, which has lasted approximately three weeks, the Company furloughed a portion of its employees. Beginning November 8, 2012 the Company started recalling its employees and commenced operating some of its planes on November 11, 2012. The Company believes that approximately a majority of its aircraft may resume flying within a one to two week period. The Company believes that the effect of the operational stand down will negatively impact its cash receipts, its liquidity and retention of program participants in the upcoming two to three month period. In addition, the Company estimates that, separate of charter, it will incur between $0.7 million and $1.0 million for consulting, Federal Aviation Administration, furlough, legal and communications costs. There can be no assurance that we will be able to have additional aircraft flying on the timeline we expect or that these related costs will not exceed our estimates.

Beginning in the second quarter of fiscal year 2013, the Company initiated steps to raise additional capital through multiple offerings of securities. The securities offered will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The initial offering involves the sale of senior secured convertible promissory notes and warrants to purchase common stock to members of its Board of Directors and other interested parties (the “Initial Offering”). These notes are expected to be convertible into shares of the Company’s common stock and warrants to purchase additional shares of the Company’s common stock, subject to the availability of a sufficient number of authorized shares of the Company’s common stock. The Company currently expects that the notes will have a five year maturity date, permitting the Company to prepay on or after the second anniversary date of issuance. The Company currently expects that all outstanding principal and unpaid accrued interest on the notes will be automatically convertible into shares of the Company’s common stock at a specified conversion rate per share of common stock in the event that, prior to the maturity date, the last reported sales price of the common stock meets certain price thresholds. The Company currently expects that note holders will be able to elect to convert shares of all outstanding principal and unpaid accrued interest under the notes into shares of common stock at any time at a specified conversion price per share of common stock. The Company currently expects that the warrants will have a five year term and will have an exercise price of $0.50 per share, subject to certain adjustments set forth in the warrant and the availability of a sufficient number of authorized shares of the Company’s common stock. The Company currently expects that the warrants will be exercisable at the option of the holder and the Company will have the right to repurchase the warrants in the event the last reported sales price of the common stock meets certain price thresholds. The closing of the Initial Offering, if consummated, is anticipated to occur during the middle of the second quarter. In addition, the Company expects to seek to raise additional capital in additional offerings. The terms of these proposed offerings may vary from the terms of the senior secured convertible promissory notes and warrants that may be issued in the Initial Offering. The Company anticipates that it will seek to consummate the additional offerings during the period from December 2012 to March 2013. The issuance of some or all these securities, if one or more of these offerings is consummated, will further substantially dilute the Company’s existing stockholders as will additional issuances that will be triggered under anti-dilution and similar provisions of the Company’s outstanding securities. There can be no assurance that the Company will be successful in completing these offerings or obtaining shareholder approval for any necessary increases in the authorized shares of common stock related to these offerings. As of November 13, 2012, the Company had unrestricted cash of approximately $2.8 million. If the Company is unable to complete one or more of such offerings or if the amount raised is not adequate, there can be no assurance that the Company can continue operations or meet its ongoing obligations and commitments. In addition, the Company is working with its other vendors, lessors and lenders, to extend payment terms as the Company seeks to raise additional capital.

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

•

negotiating the sale of its FBO operations in California, resulting in the Company entering into a non-binding letter of intent to sell this business to an unrelated third party, which is expected to occur by December 31, 2012. There can be no assurance that this transaction will be completed; and

•

continuing a series of broader efforts throughout the organization, including examination of back office functions to further reduce costs associated with shipping, supplies, travel expense and consulting fees.

In addition to the cost savings initiatives discussed above, beginning in November 2012, the Company is planning to strategically eliminate more costly aircraft from its fleet, and as a result, expects to see a corresponding decrease in its cost of flight operations, which includes maintenance costs. The Company also anticipates lower maintenance costs as a result of driving increased efficiencies through the use of a third party aircraft maintenance operator to provide increased levels of maintenance contract services for its fleet.

Employee Termination and Other Costs

During the third quarter of fiscal year 2012, the Company developed and implemented plans to improve sales performance and deliver efficiencies within the finance department. These plans were evaluated and recorded in accordance with ASC 420 “Exit or Disposal Cost Obligations” (“ASC 420”). In connection with the changes in the sales and finance departments, the Company incurred various costs and obligations, including severance payouts to employees and other related charges. The Company expects total costs associated with these activities to be approximately $1.0 million. As of September 30, 2012, the liability attributable to unpaid employee termination and other expense was approximately $0.1 million, representing a reduction of approximately $0.1 million from the unpaid employee termination and other expense liability as of June 30, 2012, which was $0.2 million. The reduction in liability represents amounts paid during the three month period ended September 30, 2012. This liability is included in accrued liabilities in the accompanying condensed consolidated balance sheet.

Aircraft Incident

In November 2011, one of the Company’s fractionally-owned aircraft, a 2007 Piaggio P-180, was involved in an incident (“Aircraft Incident”), following which the aircraft was declared a total loss by the Company’s insurer. Only minor injuries were sustained by the passengers and crew. The Company was required to maintain insurance on the aircraft that covered its replacement value, which was estimated to be $4.8 million. During December 2011, the Company received $6.5 million of insurance proceeds which were initially recorded as an accrued liability as of December 31, 2011. The additional insurance proceeds were a result of the Company insuring its aircraft in excess of the replacement value to reimburse the Company for expenses associated with a reduction in available aircraft in its fleet, including, but not limited to, costs incurred for chartered flights, repositioning aircraft to accommodate owner’s requirements, and maintenance costs associated with higher flight hours on the remaining fleet. These proceeds offset similar expenses during the third and fourth quarters of fiscal year 2012 and the first quarter of fiscal year 2013. The fractional ownership documents permit the Company to replace the aircraft on behalf of the fractional owners with another aircraft that is substantially similar and has a market value approximately equal to or greater than the market value of the 2007 Piaggio P-180 involved in the Aircraft Incident. During the third and fourth quarters of fiscal year 2012, the Company purchased the fractional owners’ interest in the aircraft, and simultaneously, the fractional owners of the 2007 Piaggio P-180 entered into new fractional ownership documents for a substantially similar replacement aircraft interest. During the third and fourth quarters of fiscal year 2012, the Company paid a total of approximately $4.8 million and transferred 16.0 fractional shares in connection with this incident. During the first quarter of fiscal year 2013, the Company paid approximately $0.4 million in connection with this incident. As of September 30, 2012, the insurance proceeds liability was zero. In accordance with Accounting Standards Codification (“ASC”) 225 “Income Statement” (“ASC 225”), there was no gain or loss recognized in connection with the loss of this aircraft.

Results of Operations

The following table sets forth key information about our financial results for the three months ended September 30, 2012 and 2011:

	For the Three Months Ended
	September 30,		Change
	2012	2011	$	%
Revenue
Fractional aircraft shares sold	$4,060	$6,842	$(2,782)	-41%
Lease revenue	898	355	543	153%
Management and maintenance fees	21,618	20,273	1,345	7%
Flight hour card and club membership revenue	8,752	8,995	(243)	-3%
Flight activity and other ancillary billing	6,007	4,824	1,183	25%
Other revenue	1,538	1,684	(146)	-9%

Operating expenses
Cost of fractional aircraft shares sold	3,528	6,607	(3,079)	-47%
Cost of flight operations	21,262	19,378	1,884	10%
Cost of fuel	9,790	9,663	127	1%
General and administrative expenses	5,235	6,085	(850)	-14%
Selling expenses	1,026	1,939	(913)	-47%
Depreciation and amortization	1,451	930	521	56%
Employee termination and other costs	100	—	100	100%
Loss on sale of asset	477	—	477	100%

Other income (expense)
Interest and other income	18	66	(48)	-73%
Interest expense	(992)	(1,056)	(64)	-6%
Gain on debt extinguishment	—	439	(439)	-100%

Net loss	(970)	(2,180)	(1,210)	-56%

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

Total revenue decreased by approximately $0.1 million, primarily as a result of:

•	a $2.8 million decrease in fractional aircraft shares sold was due primarily to the following:

•	$3.1 million of lower revenue recognized on fractional shares sold before July 1, 2010, fully amortized prior to September 30, 2012, under ASC 605-25;

•

offset by increased revenue of approximately $0.4 million related to accelerated amortization on one share originally sold prior to July 1, 2010, that was purchased by the Company during the three months ended September 30, 2012;

This decrease was offset by:

•

a $1.3 million increase in management and maintenance fees as a result of the commencement of the Axis Lease program in February 2011, together with an increase in the average monthly management fee per share.

•	a $1.2 million increase in flight activity and other ancillary billing due to the following:

•

a $1.7 million increase in billings to program participants related to FAA Airworthiness Directives which are not covered by the regular maintenance provided for in the management and maintenance agreement;

•	offset by a decrease of $0.4 million in flight fee billings due primarily to a decrease in flight hours of approximately 3%;

•	offset by a $0.1 million decrease in fuel billings driven primarily by a 3% decrease in flight hours; and

•	a $0.5 million increase in Axis Lease program lease revenue, which resulted from the additional sales of Axis Lease program leases.

Operating expenses decreased primarily as a result of:

•

a $3.1 million decrease in the cost of fractional aircraft shares sold primarily due to lower costs recognized on fractional shares sold before July 1, 2010, fully amortized prior to September 30, 2012, under ASC 605-25;

•	a $0.9 million decrease in selling expenses in connection with the Company’s previously discussed cost savings initiatives, which were implemented subsequent to the first quarter of fiscal year 2012;

•

a $0.8 million decrease in general and administrative expenses, including employee termination and other costs, primarily due to decreases in payroll together with decreases in rent, all in connection with the Company’s previously discussed cost savings initiatives, which were implemented subsequent to the first quarter of fiscal year 2012.

These decreases were offset by:

•	a $1.9 million increase in the cost of flight operations primarily due to the following:

•	a $1.8 million increase in maintenance expenses resulting from additional maintenance performed on the aircraft and an increase in amortization of overhauled engines and parts;

•	a $1.2 million increase in charter expense, offset by a $1.1 million increase in insurance proceeds related to aircraft incidents;

•

a $0.5 million increase in depreciation and amortization due primarily to additional depreciation of fixed asset additions, in particular, the addition of core aircraft in September 2011 and July 2012, respectively.

•

a $0.5 million increase in loss on sale of asset related to a sale-leaseback transaction in the first quarter of fiscal year 2013, which was evaluated in accordance with ASC 840-40 “Sale-Leaseback Transactions” (“ASC 840-40”); There were no such transactions resulting in a loss on sale of asset for the three months ended September 30, 2011.

Other expenses increased as a result of:

•

the recognition of a gain on debt extinguishment of $0.4 million during the three months ended September 30, 2011 in accordance with ASC 470 “Debt” (“ASC 470”). No gain on debt extinguishment was recognized for the three months ended September 30, 2012.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have been cash provided by operations, cash raised from its equity offering as Ardent Acquisition Corp., cash provided from its debt facilities, cash raised from the preferred and common stock offerings and other asset-based borrowing. The Company uses its cash primarily to fund losses from operations and to fund the purchase and lease of aircraft. Cash generated from operations has not been sufficient to provide all working capital needed to meet the Company’s requirements. At September 30, 2012 and June 30, 2012, the Company had a working capital deficit of approximately $70.2 million and $75.8 million, respectively, and a stockholders’ deficit of approximately $53.4 million and $53.3 million, respectively. In addition to the cost of acquiring aircraft, the Company’s primary expenses are related to fuel, aircraft repositioning (i.e., moving an aircraft from one location to another to accommodate program participants’ requirements), flight operations and pilot expenses, maintenance, charters, insurance and selling, general and administrative expenses At September 30, 2012 and June 30, 2012, the Company had assets of approximately $84.2 million and $91.3 million, respectively. For the three months ended September 30, 2012 and 2011, the Company had revenue of approximately $42.9 million and $43.0 million, respectively, and net losses of approximately $1.0 million and $2.2 million, respectively. The Company has incurred losses since inception and may not be able to generate sufficient revenue from its business in the future to achieve or sustain profitability and positive cash flows. As of September 30, 2012, cash and cash equivalents were approximately $1.3 million, a decrease of $4.0 million from June 30, 2012. A net decrease in the components of working capital led to approximately $2.7 million of net cash used in operating activities. Capital expenditures for parts, software, computer equipment and office equipment resulted in approximately $0.4 million of cash used in investing activities. Principal paydowns on short and long term debt resulted in approximately $0.9 million of cash used in financing activities.

In addition to the cost of acquiring aircraft, the Company’s primary expenses are related to fuel, aircraft repositioning (i.e., moving an aircraft from one location to another location to accommodate program participants’ requirements), flight operations and pilot expenses, maintenance, charters, insurance and selling, general and administrative expenses. The Company’s primary operating strategy is to achieve positive cash flows by continuing the Company’s cost savings initiatives, flight operations cost reductions associated with strategically eliminating more costly aircraft from its fleet and lowering maintenance costs as a result of driving increased efficiencies through the use of a third party aircraft maintenance operator to provide increased levels of maintenance contract services for its fleet. During the first quarter of fiscal year 2012, the Company began the implementation of a series of cost saving initiatives to reduce fixed costs and since July 2012, the Company has expanded its cost saving initiatives toward its goal of positive earnings and improved cash flows. These initiatives will continue to have no impact to the safety of flight operations, which is the Company’s highest priority.

        Beginning in the second quarter of fiscal year 2013, the Company initiated steps to raise additional capital through multiple offerings of securities. The securities offered will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The initial offering involves the sale of senior secured convertible promissory notes and warrants to purchase common stock to members of its Board of Directors and other interested parties (the “Initial Offering”). These notes are expected to be convertible into shares of the Company’s common stock and warrants to purchase additional shares of the Company’s common stock, subject to the availability of a sufficient number of authorized shares of the Company’s common stock. The Company currently expects that the notes will have a five year maturity date, permitting the Company to prepay on or after the second anniversary date of issuance. The Company currently expects that all outstanding principal and unpaid accrued interest on the notes will be automatically convertible into shares of the Company’s common stock at a specified conversion rate per share of common stock in the event that, prior to the maturity date, the last reported sales price of the common stock meets certain price thresholds. The Company currently expects that note holders will be able to elect to convert shares of all outstanding principal and unpaid accrued interest under the notes into shares of common stock at any time at a specified conversion price per share of common stock. The Company currently expects that the warrants will have a five year term and will have an exercise price of $0.50 per share, subject to certain adjustments set forth in the warrant and the availability of a sufficient number of authorized shares of the Company’s common stock. The Company currently expects that the warrants will be exercisable at the option of the holder and the Company will have the right to repurchase the warrants in the event the last reported sales price of the common stock meets certain price thresholds. The closing of the Initial Offering, if consummated, is anticipated to occur during the middle of the second quarter. In addition, the Company expects to seek to raise additional capital in additional offerings. The terms of these proposed offerings may vary from the terms of the senior secured convertible promissory notes and warrants that may be issued in the Initial Offering. The Company anticipates that it will seek to consummate the additional offerings during the period from December 2012 to March 2013. The issuance of some or all these securities, if one or more of these offerings is consummated, will further substantially dilute the Company’s existing stockholders as will additional issuances that will be triggered under anti-dilution and similar provisions of the Company’s outstanding securities. There can be no assurance that the Company will be successful in completing these offerings or obtaining shareholder approval for any necessary increases in the authorized shares of common stock related to these offerings. As of November 13, 2012, the Company had unrestricted cash of approximately $2.8 million. If the Company is unable to complete one or more of such offerings or if the amount raised is not adequate, there can be no assurance that the Company can continue operations or meet its ongoing obligations and commitments. In addition, the Company is working with its other vendors, lessors and lenders, to extend payment terms as the Company seeks to raise additional capital.

Refer to Note 3 to the accompanying condensed consolidated financial statements for a summary of the Company’s financing arrangements.

Off-Balance Sheet Arrangements

At September 30, 2012, the Company did not have any material commercial commitments (except for those noted in Note 3 “Commitments and Contingencies - Purchase Commitments” in the accompanying condensed consolidated financial statements), including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

As discussed in our Form 10-K for the fiscal year ended June 30, 2012, the discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and estimation. The judgments, or the methodology on which the judgments are made, are reviewed with the Audit Committee.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The information called for by this Item is omitted in reliance upon Item 305(e) of Regulation S-K.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, under the direction of the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control over Financial Reporting

As of June 30, 2012, the Company’s management assessed the effectiveness of the Company’s internal controls using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, as of June 30, 2012, management believes the Company’s internal controls over financial reporting were not effective based on those criteria. As a result, management identified the following material weakness in the Company’s internal control over financial reporting:

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

The above control deficiencies, together with the span of time for which the control deficiencies occurred and the misstatements that were identified in the Company’s June 30, 2011 fiscal year-end and fiscal year 2012 and 2011 interim financial statements, led management to conclude that the control deficiencies that existed during the June 30, 2012 and 2011 fiscal years and the quarters within those fiscal years, meet the criteria of a material weakness.

The Company commenced a remediation plan and completed the following actions during the three months ended September 30, 2012:

•	The Company replaced the financial leadership that was in place when the control deficiencies occurred with a finance team that has broad public company accounting and finance experience;

•	The finance team in place discovered and reported the errors of the previous financial leadership;

•	The finance team examined every balance sheet account and improved every balance sheet account reconciliation;

•	Reports were developed and procedures improved to properly account for fuel, un-vouchered receipts and capitalization of core aircraft costs; and

•	A formal quarterly balance sheet review process was implemented to address the missing control identified above.

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the three months ended September 30, 2012, other than the items identified above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, the Company is party to various legal proceedings in the normal course of business. It is expected that these claims would be covered by insurance subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. As of September 30, 2012, there were no legal proceedings which the Company would anticipate having a material adverse effect on its financial position, results of operations or cash flows.

Item 1A.	Risk Factors.

Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2012, which was filed with the SEC on September 28, 2012. There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K except:

Risks Related to Our Business

The Company may face challenges as it seeks to maintain sufficient liquidity, reduce its operating and other expenditures and raise additional funds. The Company may not be able to raise those funds or reduce its operating and other expenditures to expected levels.

The Company has experienced negative cash flow since its inception. The Company’s net cash used in operations for the fiscal quarter ended September 30, 2012 was $2.7 million and as of September 30, 2012, the Company had cash and cash equivalents of $1.3 million. As of September 30, 2012, the Company had incurred an aggregate of approximately $28.3 million in short and long-term indebtedness to third party lenders. Much of this indebtedness is secured by certain of the Company’s assets. The Company’s business may not generate sufficient cash flow from operations or from other sources sufficient to enable it to repay its indebtedness and to fund its other liquidity needs, which could have a material adverse effect on its business, results of operations and financial condition.

In order to fund the Company’s operations, the Company will need to incur borrowings or raise capital through the sale of debt or equity securities. The Company’s ability to borrow or access the capital markets for future offerings may be limited by its financial condition as well as by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond its control. The Company’s ability to obtain future financing is subject to the value of its unencumbered assets, the value of which is limited. Beginning in the second quarter of fiscal year 2013, the Company initiated steps to raise additional capital through multiple offerings of securities. The securities offered will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The initial offering involves the sale of senior secured convertible promissory notes and warrants to purchase common stock to members of its Board of Directors and other interested parties (the “Initial Offering”). The closing of the Initial Offering, if consummated, is anticipated to occur during the middle of the second quarter. In addition, following the completion of the Initial Offering, the Company expects to seek to raise additional capital in additional offerings. The terms of these proposed offerings may vary from the terms of the senior secured convertible promissory notes and warrants that may be issued in the Initial Offering. The Company anticipates that it will seek to consummate the additional offerings during the period from December 2012 to March 2013. There can be no assurance that the Company will be successful in completing these offerings or obtaining shareholder approval for any necessary increases in the authorized shares of common stock related to these offerings. As of November 13, 2012, the Company had unrestricted cash of $2.8 million. If the Company is unable to complete one or more of such offerings or if the amount raised is not adequate, there can be no assurance that the Company can continue operations or meet its ongoing obligations and commitments. The Company’s failure to obtain the funds necessary for the operation of the business could have a material adverse effect on its business, results of operations and financial condition.

In addition, since early fiscal year 2012 through November 2012, the Company has engaged in cost saving initiatives. There can be no assurance that continued implementation of these cost savings initiatives will be successful or sufficient. The Company’s inability to continue to engage in cost savings initiatives will have a material adverse affect on its business, results of operations and financial condition.

Avantair has recently experienced a voluntary stand down of its operations to complete reviews of its aircraft maintenance records and inspection of its aircraft in coordination with the Federal Aviation Administration (FAA). Avantair’s inability to complete such actions in a timely manner to the satisfaction of the FAA could have an adverse impact on the Company’s ability to operate its aircraft and cause Avantair to incur substantial additional costs to continue flight operations.

On October 25, 2012, the Company made an announcement regarding the voluntary stand down of its operations in order to complete a comprehensive review of records and supporting maintenance documentation and an inspection of its aircraft fleet. This voluntary action has been taken in coordination with the FAA. During the stand down, the Company furloughed a portion of its employees. Beginning November 8, 2012 the Company started recalling its employees and commenced operating some of its planes on November 11, 2012. Although the Company believes that approximately a majority of its aircraft may resume flying within a one to two week period, the process of having the aircraft resume flying and coordinating with the FAA as part of that process is moving more slowly than the Company anticipated earlier this week, and therefore, the Company cannot be certain of the timing of when the majority of its aircraft will resume flying. The Company believes that the effect of the operational stand down will negatively impact its cash receipts, liquidity and retention of program participants in the upcoming two to three month period. In addition, the Company estimates that, separate of charter, it will incur between $0.7 million and $1.0 million for consulting, FAA, furlough, legal and communications costs. There can be no assurance that the Company will be able to have its aircraft resume flying on the timeline the Company expects, that the Company will be able to complete the review of the maintenance records and inspection of its aircraft to the satisfaction of the FAA in a timely manner, or that these related costs will not exceed the Company’s estimates, which may have a material adverse effect on the Company’s business, results of operations and financial condition.

Risks Related to Our Common Stock

There will be a substantial number of shares of the Company’s common stock available for sale in the future that will be substantially dilutive to its current stockholders and may cause a decrease in the market price of its common stock.

        As of September 30, 2012, the Company had 28,701,634 shares of common stock outstanding, 575,383 shares of common stock available for future issuance under its Amended and Restated 2006 Long-Term Stock Incentive Plan (“2006 Long-Term Stock Incentive Plan”) and warrants to purchase 2,423,620 shares outstanding. In addition, as of September 30, 2012, the Company has 152,000 shares of Series A Convertible Preferred Stock outstanding. As of September 30, 2012, the Company has 4,251,857 shares of common stock reserved for issuance upon the conversion of the outstanding shares of Series A Convertible Preferred Stock. Beginning in the second quarter of fiscal year 2013, the Company initiated steps to raise additional capital through multiple offerings of securities. The securities offered will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The initial offering involves the sale of senior secured convertible promissory notes and warrants to purchase common stock to members of its Board of Directors and other interested parties (the “Initial Offering”). The closing of the Initial Offering, if consummated, is anticipated to occur during the middle of the second quarter. In addition, following the completion of the Initial Offering, the Company expects to seek to raise additional capital in additional offerings. The terms of these proposed offerings may vary from the terms of the senior secured convertible promissory notes and warrants that may be issued in the Initial Offering. The Company anticipates that it will seek to consummate the additional offerings during the period from December 2012 to March 2013. If these additional offerings are consummated, the issuance of some or all these securities, if one or more of these offerings is consummated, will further substantially dilute the Company’s existing stockholders as will additional issuances that will be triggered under anti-dilution and similar provisions of the Company’s outstanding securities. Any dilution of the common stock may cause a decrease in the market price of the common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On August 3, 2012, pursuant to an agreement between Early Bird Capital (“EBC”) and the Company, in consideration for services rendered in connection with an aircraft purchase agreement with Remington Arms Company, the Company issued to EBC and its affiliates 50,000 warrants to purchase common stock with a August 2, 2015 expiration date. Each warrant permits the holder to purchase one share of the Company’s common stock at an exercise price of $0.60 per share. The Company has the option to redeem warrants at any time at the price of $0.01 per warrant, provided that the volume weighted average price of the Company’s common stock has been at least 200.0% of the exercise price of a warrant for any twenty trading days during any consecutive thirty trading day period ending on the third trading day preceding the date of the notice of redemption. The holder did not exercise any of the warrants nor did the Company redeem any of the warrants on or after August 3, 2012 through September 30, 2012. These warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering.

On September 28, 2012, LW Air and the Company amended the management agreements for each aircraft managed by the Company and owned by LW Air so that the Company is not required to pay the owner additional amounts unless usage of the aircraft exceeds 1,350 hours per year, retroactive to the beginning of each management agreement. Simultaneous with this transaction, the Company entered into an Amended and Restated Warrant Agreement with Lorne Weil, a Director of the Company, wherein warrants were reissued for the purchase of 2,373,620 shares of the Company’s common stock at an exercise price of $1.00 per share. The original Warrant Agreement dated October 19, 2009 with Lorne Weil for the purchase of 2,373,620 shares of the Company’s common stock terminated and was replaced by the Amended and Restated Warrant Agreement upon execution of the same. The warrants underlying the Amended and Restated Warrant Agreement expire on October 19, 2015 and while effective, the warrants are subject to certain anti-dilution rights. The Company may redeem the warrants held by Lorne Weil at any time at the price of $0.01 per warrant, provided that the volume weighted average price of the Company’s common stock has been at least 300.0% of the exercise price of a warrant for any twenty trading days, during any consecutive thirty day trading period, ending on the third trading day preceding the date of the notice of redemption. The holder did not exercise any of the warrants nor did the Company redeem any of the warrants on or after September 28, 2012 through September 30, 2012. These warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering.

In July 2012, the Company entered into a ten year lease agreement with Midsouth for $4.6 million, related to one used Piaggio Avanti II. The Company will make monthly lease payments to Midsouth in the amount of $55,171, which includes variable interest of 9.9% per annum (based on 4.9% over a floor of a 5% prime rate). Additionally, the Company issued 200,000 shares of fully-vested restricted stock, with a par value of $0.0001, at a price of $1.50 per share to reduce the principal balance to be financed by $300,000. Following the expiration of the lease agreement, the Company has the option to purchase the aircraft at the then fair market value. The obligation outstanding at September 30, 2012 totaled approximately $4.6 million. The Company paid no fees or commissions in connection with the issuance of these shares. These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering.

Effective September 28, 2012, the terms of each management agreement with LW Air were amended to irrevocably reduce the owner’s monthly proceeds pursuant to each of the aircraft management agreements by $25,000 per month for a period of twelve consecutive months beginning in August 2012, or $0.3 million per aircraft, the aggregate reduction of LW Air’s monthly proceeds totaling $1.5 million, with respect to all five of the aircraft owned by LW Air. Simultaneous with this transaction, the Company issued 2,000,000 shares of fully-vested restricted stock with a $0.0001 par value, to LW Air at a price of $0.75 per share. The shares of common stock issued may be adjusted upon the occurrence of certain anti-dilution events. The Company paid no fees or commissions in connection with the issuance of the shares. These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 16, 2012

AVANTAIR, INC.

By:	/s/ Steven Santo
Steven Santo
Chief Executive Officer

By:	/s/ Carla Stucky
Carla Stucky
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amended and Restated Warrant For the Purchase of 2,373,620 Shares of Common Stock between Lorne Weil and Avantair, Inc. dated September 28, 2012

10.2	Restricted Stock Agreement between Avantair, Inc. and L W Air dated September 28, 2012

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32	Certification of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from Avantair, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and June 30, 2012 (Note 2), (ii) the Condensed Consolidated Statements of Operations for the three months ended September 30, 2012 and 2011 (unaudited), (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2012 and 2011 (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.