Form 10-Q
period 2012-12-31
Avantair, Inc
filed 2013-02-14
CIK 1303849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2012

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

As of February 14, 2013, there were 40,903,717 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

CERTAIN DEFINITIONS

Unless the context indicates otherwise, the terms “Avantair”, “the Company”, “we”, “our” and “us” refer to Avantair, Inc. and, where appropriate, its subsidiaries. The term “Registrant” means Avantair, Inc.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and the future performance of the Company, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” or similar language. Our actual results could differ materially from the information contained in these forward-looking statements as a result of various factors, including, but not limited to, the factors outlined in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, particularly under the heading “Risk Factors,” the factors outlined in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, particularly under the heading “Risk Factors,” the factors outlined in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012, particularly under the heading “Risk Factors,” and the factors outlined below:

(1)	our inability to generate sufficient net revenue in the future;

(2)	our inability to fund our operations and capital expenditures;

(3)	our inability to raise capital or meet cash flow projections, including our inability to raise funds through the issuance of convertible notes and warrants or through other financings;

(4)	extensive government regulation, including, but not limited to, the operational requirements of the Federal Aviation Administration;

(5)	our inability to generate sufficient cash flows to meet our debt service obligations or other financial obligations;

(6)	our inability to obtain new or retain current acceptable program participant contracts;

(7)	the potential impact to our business, financial condition and results of operations if our pilot group is successful in unionizing;

(8)	the inability to strategically eliminate more costly aircraft from our fleet and that such action may not see a corresponding decrease in the cost of flight operations;

(9)	the inability to achieve lower maintenance costs through the use of third party maintenance operators;

(10)	the loss of key personnel;

(11)	our inability to effectively manage our growth;

(12)	our inability to acquire additional aircraft and parts from our single manufacturer;

(13)	competitive conditions in the fractional aircraft industry;

(14)	the failure or disruption of our computer, communications or other technology systems;

(15)	changing economic conditions;

(16)	increases in fuel costs; and,

(17)	our failure to attract and retain qualified pilots and other operations personnel.

The risks described above and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 and in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results. We do not undertake, and expressly disclaim, any obligation to update this forward-looking information, except as required by applicable law.

The forward-looking statements relating to future events and the future performance of the Company, include, without limitation, statements regarding: the ability of the Company to meet its primary operating strategy to achieve positive cash flows by continuing the Company’s cost savings initiatives; the timeline for the Company achieving positive cash flows; the Company’s plans, beginning in the third fiscal quarter of 2013, to strategically eliminate more costly aircraft from its fleet, and as a result, the Company’s expectation to see a corresponding decrease in its cost of flight operations, which includes maintenance costs; the Company’s expectation of lower maintenance costs as a result of driving increased efficiencies through the use of third party aircraft maintenance operators to provide increased levels of maintenance contract services of its fleet; the Company’s belief that the effect of the operational stand down will negatively impact its cash receipts, liquidity and retention of program participants in the near term; the Company’s assumption that it will continue as a going concern; the Company’s expectation that it will seek to raise additional capital in additional offerings, the terms of such additional offerings and the Company’s expectation that it will seek to consummate such additional offerings through March 2013; the Company’s ability to obtain shareholder approval for any necessary increases in the authorized shares of common stock related to the offerings; and the Company’s expectation about whether its pilot group will successfully unionize and, if its pilot group is successful, the effects of such unionization.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in Thousands, Except Share Data)

	December 31, 2012 (Unaudited)	June 30, 2012 (Note 2)
ASSETS

Current Assets
Cash and cash equivalents	$1,400	$5,302
Accounts receivable, net of allowance of $1,046 and $1,340, respectively	9,091	11,707
Inventory	111	155
Current portion of aircraft costs related to fractional share sales	3,960	8,458
Prepaid expenses and other current assets	7,075	3,830

Total current assets	21,637	29,452

Long-Term Assets
Aircraft costs related to fractional share sales, net of current portion	585	1,691
Property and equipment, net	38,552	40,136
Cash - restricted	2,267	2,226
Deposits on aircraft	7,334	7,193
Goodwill	1,141	1,141
Other assets	10,052	9,443

Total long-term assets	59,931	61,830

Total assets	$81,568	$91,282

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$9,415	$9,051
Accrued liabilities	10,698	6,393
Customer deposits	3,514	3,115
Short-term debt	5,679	12,000
Current portion of long-term debt	3,745	4,652
Current portion of deferred revenue related to fractional aircraft share sales	4,938	9,995
Unearned management fee, flight hour card and membership revenue	52,649	60,015

Total current liabilities	90,638	105,221

Long-Term Liabilities
Long-term debt, net of current portion	16,934	13,753
Senior secured convertible promissory notes	742	—
Derivative liabilities	3,051	—
Deferred revenue related to fractional aircraft share sales, net of current portion	6,089	8,179
Deferred revenue related to membership revenue, net of current portion	31	213
Other liabilities	2,769	2,465

Total long-term liabilities	29,616	24,610

Total liabilities	120,254	129,831

COMMITMENTS AND CONTINGENCIES

Series A convertible preferred stock, $.0001 par value, authorized 300,000 shares; 152,000 shares issued and outstanding	14,845	14,799

STOCKHOLDERS’ DEFICIT
Preferred stock, $.0001 par value, authorized 700,000 shares; none issued or outstanding	—	—
Common stock, Class A, $.0001 par value, 75,000,000 shares authorized, 40,903,717 and 26,497,468 shares issued and outstanding, respectively	4	3
Additional paid-in capital	60,884	57,830
Accumulated deficit	(114,419)	(111,181)

Total stockholders’ deficit	(53,531)	(53,348)

Total liabilities and stockholders’ deficit	$81,568	$91,282

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVANTAIR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in Thousands, Except Share Data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011

Revenue
Fractional aircraft shares sold	$2,764	$6,774	$6,824	$13,616
Lease revenue	1,084	596	1,982	951
Management and maintenance fees	22,079	20,994	43,697	41,267
Flight hour card and club membership revenue	5,100	8,767	13,852	17,762
Flight activity and other ancillary billing	3,460	4,611	9,467	9,435
Other revenue	1,005	1,206	2,543	2,890

Total revenue	35,492	42,948	78,365	85,921

Operating expenses
Cost of fractional aircraft shares sold	2,313	5,808	5,841	12,415
Cost of flight operations	19,381	19,073	40,643	38,451
Cost of fuel	6,229	9,336	16,019	18,999
General and administrative expenses	6,900	5,606	12,135	11,691
Selling expenses	584	1,639	1,610	3,578
Depreciation and amortization	1,137	1,148	2,588	2,078
Employee termination and other costs	(31)	28	69	28
Gain on receipt of used share	(180)	—	(180)	—
Gain on sale of asset	(22)	—	(22)	—
Loss on sale of asset	—	—	477	—

Total operating expenses	36,311	42,638	79,180	87,240

Income (loss) from operations	(819)	310	(815)	(1,319)

Other income (expenses)
Interest and other income	12	14	30	80
Interest expense	(815)	(1,240)	(1,807)	(2,296)
Change in fair value of derivative liabilities	59	—	59	—
Gain on debt extinguishment	—	—	—	439

Total other expenses	(744)	(1,226)	(1,718)	(1,777)

Net loss	(1,563)	(916)	(2,533)	(3,096)

Preferred stock dividend and accretion of expenses	(384)	(373)	(749)	(745)

Net loss attributable to common stockholders	$(1,947)	$(1,289)	$(3,282)	$(3,841)

Loss per common share:
Basic and diluted	$(0.06)	$(0.05)	$(0.11)	$(0.15)

Weighted-average common shares outstanding:
Basic and diluted	32,848,369	26,450,305	29,755,264	26,436,770

The accompanying notes are an integral part of the condensed consolidated financial statements.

AVANTAIR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Six Months Ended December 31,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(2,533)	$(3,096)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,588	2,078
Amortization of deferred interest related to capital lease obligation	—	77
Amortization of capitalized interest	—	(404)
Gain on receipt of used share	(180)	—
Gain on sale of asset	(22)	—
Accretion of discount on indebtedness	177	—
Change in fair value of derivative liabilities	(59)	—
Loss on sale of asset	477	—
Stock-based compensation	313	355
Bad debt expense	174	436
Other	29	—

Changes in operating assets and liabilities:
Accounts receivable	340	3,344
Inventory	224	62
Aircraft costs related to fractional share sales	5,604	12,145
Prepaid expenses and other current assets	(1,998)	(297)
Cash - restricted	(39)	(1)
Deposits on aircraft	(141)	937
Other assets	191	(1,325)
Accounts payable	364	1,088
Accrued liabilities	3,616	6,860
Customer deposits	399	1,336
Deferred revenue related to fractional aircraft share sales	(6,824)	(12,843)
Unearned management fee, flight hour card and club membership revenue	(7,548)	205
Other liabilities	304	12

Net cash (used in) provided by operating activities	(4,544)	10,969

INVESTING ACTIVITIES:
Proceeds from the sale of asset	—	3
Capital expenditures	(526)	(2,560)

Net cash used in investing activities	(526)	(2,557)

FINANCING ACTIVITIES:
Borrowings under senior secured convertible promissory notes	2,800	—
Borrowings under long-term debt	—	2,000
Dividends paid	—	(699)
Principal payments on short-term debt	(250)	(500)
Principal payments on long-term debt	(1,382)	(2,578)

Net cash provided by (used in) financing activities	1,168	(1,777)

Net (decrease) increase in cash and cash equivalents	(3,902)	6,635
Cash and cash equivalents, beginning of the period	5,302	5,643

Cash and cash equivalents, end of the period	$1,400	$12,278

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,806	$2,296

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING AND INVESTING ACTIVITIES:
Accretion of Series A convertible preferred stock	$46	$46

Dividends accrued on Series A convertible preferred stock	$703	$388

Common shares surrendered in lieu of payroll taxes	$—	$10

Aircraft purchased under short-term notes payable	$—	$—

Aircraft acquired through capital lease	$4,770	$6,100

Shares acquired in exchange for fractional lease	$754	$—

Shares acquired in non-cash, reciprocal transfer	$1,348	$—

Shares acquired in non-cash, non-reciprocal transfer	$180	$—

Warrants/restricted stock issued in connection with capital/operating leases	$5,960	$—

Additional aircraft cost in connection with modification of capital lease	$151	$—

Conversion of short-term note payable to capital lease	$—	$5,200

Conversion of short-term note payable to operating lease	$5,750	$—

Flight hour cards issued in consideration for repurchase of fractional aircraft shares	$—	$69

Short-term notes payable repayment upon completion of aircraft delivery rights transfer	$—	$1,300

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

Collectively, participants in each of these programs are referred to herein as “program participants”. These services are provided to program participants on the Company’s managed aircraft fleet for business and personal use. Avantair’s core strategic focus is providing its program participants with the highest level of safety, service and satisfaction. In addition to providing private aviation services, Avantair provides limited fixed based operation (“FBO”) services in Clearwater, Florida. In January 2013, the Company ceased its FBO operations at its Camarillo, CA facility and entered into a sublease agreement with an unrelated third party. The Company will retain a portion of one hangar which may be used for maintenance of the Company’s aircraft. The sublease agreement transferred all FBO operations to the unrelated third party and established a base rent schedule that reflects the reduced occupancy of the facility. Effective December 2011, the Company closed its limited FBO services in Caldwell, New Jersey. The Company also leases a facility in Dallas, Texas, which is used to perform maintenance on the Company’s aircraft.

The Company’s primary operating strategy is to achieve positive cash flows by continuing the Company’s cost savings initiatives, flight operation cost reductions associated with strategically eliminating more costly aircraft from its fleet and lowering maintenance costs as a result of driving increased efficiencies through the use of third party aircraft maintenance operators to provide increased levels of maintenance contract services for its fleet. Revenue by product category can be found in the accompanying condensed consolidated statements of operations for the three and six months ended December 31, 2012 and 2011, respectively. Sales by product category are as follows:

	Unit Sales for the Three Months Ended		Unit Sales for the Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011

New Fractional Ownership program shares sold	—	1	—	2
Axis Lease program shares leased	9	16	25	42
Axis Club Memberships(1)	—	—	—	1
Flight hour cards	51	84	124	192

(1)	Replaced by Axis Lease program in March 2011

As of December 31, 2012, Avantair managed 56 aircraft within its fleet, which is comprised of 43 fractionally-owned aircraft, 6 company-owned core aircraft and 7 leased and company-managed aircraft.

On October 25, 2012, the Company made an announcement regarding the voluntary stand down of its operations in order to complete a comprehensive review of records and supporting maintenance documentation and an inspection of its aircraft fleet. This voluntary action was taken in coordination with the Federal Aviation Administration. During the stand down, which lasted approximately three weeks, the Company furloughed a portion of its employees. Beginning November 8, 2012 the Company started recalling its employees and commenced operating some of its aircraft on November 11, 2012 with a return to service of a majority of its fleet by November 19, 2012. The effect of the operational stand down negatively impacted the Company’s cash receipts, liquidity and retention of program participants. Separate of charter and costs associated with retention of program participants, the Company incurred approximately $1.2 million for consulting, Federal Aviation Administration, furlough, legal, communication and other costs.

Beginning in the second quarter of fiscal year 2013, the Company initiated steps to raise additional capital through multiple offerings of securities. On November 30, 2012, the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) providing for the issuance of an aggregate of up to $10.0 million in principal amount of senior secured convertible promissory notes (the “Notes”) and warrants to purchase up to an aggregate of 40,000,000 shares of common stock (the “Warrants”) The securities offered will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. At the initial closing, which occurred on November 30, 2012, the Company issued to certain members of the Company’s Board of Directors and their affiliates Notes in an aggregate principal amount of $2.8 million and Warrants to purchase an aggregate of 11,200,000 common shares (the “Initial Closing”). At an additional closing, which occurred on February 1, 2013, the Company issued to ten accredited investors, that are also participants in the fractional ownership program, Notes in an aggregate principal amount of $712,500 and Warrants to purchase an aggregate of 2,850,000 common shares. In addition, on January 17, 2013, the Company, the holders of the Notes and Warrants and Barry Gordon, as collateral agent, entered into the Amendment to Note and Warrant Purchase Agreement, Senior Secured Convertible Promissory Notes, Warrants, Security Agreement and Registration Rights Agreement (the “Note Financing Amendment”). The Notes bear interest at an initial rate of 2.0% per annum, which will increase to 12.0% per annum if the Company is unsuccessful in obtaining stockholder approval by March 31, 2013 to increase the Company’s authorized shares of common stock so that a sufficient number of shares are reserved for the conversion of the Notes. Holders of the Notes may, at their option, elect to convert all outstanding principal and accrued but unpaid interest on the Notes into shares of common stock at a conversion price of $0.25 per share, but may convert only a portion of such Notes if an inadequate number of authorized shares of common stock is available to effect such optional conversion. Holders of the Notes are entitled to certain anti-dilution protections. The Company may prepay the Notes on or after November 28, 2014. The Notes have a maturity date of November 28, 2015, unless the Notes are earlier converted or an event of default or liquidation event occurs. The Warrants are exercisable at an exercise price of $0.50 per share, which exercise price is subject to certain anti-dilution protections, however the Warrants may not be exercised unless a sufficient number of authorized shares of common stock are available for the exercise of the Warrants. The Warrants expire on November 30, 2017. The Company may seek to raise additional capital in additional closings in which the Company may seek to issue Notes and Warrants, or in subsequent offerings through March 2013. The terms of these proposed offerings may vary from the terms of the Notes and Warrants that were issued in the Note and Warrant financing. The issuance of some or all of these securities will further substantially dilute the Company’s existing stockholders as will subsequent issuances that will be triggered under anti-dilution and similar provisions of the Company’s outstanding securities. There can be no assurance that the Company will be successful in completing additional closings of the Note and Warrant financing or subsequent offerings or obtaining stockholder approval for any necessary increases in the authorized shares of common stock related to these offerings. If the Company is unable to complete such offerings or if the amount raised is not adequate, there can be no assurance that the Company can continue operations or meet its ongoing obligations and commitments. In addition, the Company is working with its vendors, lessors and lenders, to extend payment terms as the Company seeks to raise additional capital.

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the successful recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. As of December 31, 2012, the Company’s recurring net losses resulted in a working capital deficit of approximately $69.0 million and a stockholders’ deficit of approximately $53.5 million. In addition to the cost of acquiring aircraft, the Company’s primary expenses are related to fuel, aircraft repositioning (i.e., moving an aircraft from one location to another location to accommodate a program participant’s requirements), flight operations and pilot expenses, maintenance, charters, insurance and selling, general and administrative expenses.

Reclassifications

Management has reclassified various expenses within the operating expense section of the accompanying condensed consolidated statements of operations for the three and six months ended December 31, 2011. These reclassifications are primarily as follows:

•

Payroll taxes and benefit costs of approximately $1.0 and $1.9 million have been reclassified and apportioned to cost of flight operations and selling expenses from general and administrative expenses for the three and six months ended December 31, 2011;

•

Third-party fuel sale costs of approximately $0.4 and $0.9 million have been reclassified to cost of fuel from general and administrative expenses for the three and six months ended December 31, 2011; and

•

Cost of used shares of less than $0.1 and $0.2 million have been reclassified to cost of fractional aircraft share sales from general and administrative expenses for the three and six months ended December 31, 2011.

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

Cash-restricted

Restricted cash includes cash where the Company’s ability to use the funds at any time is contractually limited or is generally designated for specific purposes arising out of certain contractual or other obligations. The Company agreed to restrict approximately $2.3 million and $2.2 million in cash at December 31, 2012 and June 30, 2012, respectively, to secure letters of credit related to deposits for leases, provide security for credit card charge backs and to secure fuel purchases. Management believes that these amounts will be restricted for at least one year and, accordingly, has classified such cash as long-term.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts of approximately $1.0 million and $1.3 million as of December 31, 2012 and June 30, 2012, respectively, for estimated losses arising from the inability of its program participants to make required payments. For the six months ended December 31, 2012, the Company increased the allowance for doubtful accounts by $0.2 million and wrote off $0.5 million of accounts receivable balances against the allowance for doubtful accounts. The Company’s estimate is based on factors surrounding the credit risk of certain clients, historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change if the financial condition of the Company’s program participants were to deteriorate resulting in a reduced ability to make payments or program participants fail to make payments as a result of the recent stand down of the fleet.

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

The carrying value of property and equipment to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360 “Property, Plant and Equipment” (“ASC 360”). Although the Company recognizes that it has incurred net losses since inception, these net losses have been much less significant than in prior periods. Additionally, there has been no material deterioration in the total program participant base and related program participant contracts, though the Company has seen a decrease in new fractional share sales corresponding with the Company’s February 2011 introduction of its Axis Lease program. Due to a voluntary stand down of its operations (see Note 1), the Company performed an interim impairment analysis on its property and equipment to determine whether it is more likely than not that the projected future undiscounted cash flows of certain assets is less than the carrying amount during the first quarter of fiscal year 2013. After assessing the factors prescribed by ASC 360, the Company concluded that the projected future undiscounted cash flows of certain assets was more than the carrying amount and as a result, there is no indication of impairment.

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

Due to the voluntary stand down of its operations (see Note 1), the Company performed an interim goodwill impairment analysis to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount, including goodwill during the first quarter of fiscal year 2013. After assessing the qualitative factors prescribed by ASC 350, the Company concluded that the fair value of the reporting unit was more than the carrying amount. As a result, there is no indication of impairment and further testing as a result of the voluntary stand down is not required.

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

Flight activity and other ancillary billing includes revenue related to billings to the program participants for reimbursable costs incurred by the Company. These reimbursable costs include, but are not limited to, fuel, flight fees, maintenance costs required by Airworthiness Directives or Service Bulletins as mandated by the FAA and not covered by the regular maintenance provided for in the management and maintenance agreement, aircraft upgrades and other ancillary charges. Flight activity and other ancillary billing are recorded on a gross basis as revenue in accordance with ASC 605-45 “Principal Agent Considerations” (“ASC 605-45”).

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

Revenue from the sale of fractional aircraft shares sold before July 1, 2010 was deferred at the time of sale and is recognized ratably over the term of the related management and maintenance agreement in accordance with ASC 605-25 “Multiple-Element Arrangements” (“ASC 605-25”). Revenue from the sale of fractional shares sold after June 30, 2010 are recognized at the time of sale upon adoption of Accounting Standards Update (“ASU”) 2009-13 “Multiple-Deliverable Revenue Arrangements”, which updates ASC 605-25. There were no fractional aircraft shares sold during the three months ended December 31, 2012 requiring recognition under this guidance.

During fiscal year 2011, the Company initiated a promotion that offered the sale of select fractional shares which provided a repurchase guarantee at the expiration of the related seven year management and maintenance agreements. The guarantee may be exercised at the owner’s option for a determined percent of the original purchase price. The Company discontinued this residual guarantee program in October 2011. Sales through this promotion have been accounted for as operating leases in accordance with ASC 840 “Leases” and the related revenue earned (less the guaranteed residual value) is recognized ratably over the term of the management and maintenance agreement. At December 31, 2012, guarantees under this program totaled approximately $4.3 million and are included in deferred revenue related to fractional aircraft share sales.

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

Flight hour card and Axis Club Membership Revenue

Flight hour card revenue. The Company sells access to its aircraft fleet through either 15, 25 or 50 hour flight hour cards for flight time without the requirement to purchase an ownership interest in an aircraft. The card holder pays the Company the entire amount in advance of access to the aircraft fleet. The Company defers the entire amount paid and recognizes revenue on an incremental basis as flight hours are flown.

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

Flight Activity and Other Ancillary Billing

Flight activity and other ancillary billing include revenue related to billings to the program participants for reimbursable costs incurred by the Company. These reimbursable cost include, but are not limited to, fuel, flight fees, maintenance costs required by Airworthiness Directives or Service Bulletins as mandated by the FAA and not covered by the regular maintenance provided for in the management and maintenance agreement, aircraft upgrades and other ancillary charges. The Company accounts for flight activity and other ancillary billing on a gross basis in accordance with ASC 605-45 as the Company meets the specified criteria as a principal in transactions between the Company and its program participants.

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

Aircraft costs relating to the sale of fractional shares sold after June 30, 2010 are recognized at the time of sale upon adoption of ASU 2009-13, which updates ASC 605-25. There were no fractional aircraft shares sold during the three months ended December 31, 2012 requiring recognition under this guidance.

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

Fractionalized aircraft improvements are capitalized as other assets in the accompanying condensed consolidated balance sheets and amortized over the lesser of the useful life of the improvement or the aircraft. The amortization of these costs is expensed in cost of flight operations in the accompanying condensed consolidated statements of operations.

Core aircraft improvements are capitalized as property and equipment in the accompanying condensed consolidated balance sheets and depreciated over the lesser of the useful life of the improvement, life of the aircraft or lease term. The depreciation of these costs is expensed in depreciation and amortization in the accompanying condensed consolidated statements of operations.

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

A valuation allowance is established to reduce deferred tax assets to the amounts expected to be realized. The Company calculated an annual effective tax rate to determine the interim period income tax provisions. However, no tax liability was accrued for the three or six months ended December 31, 2012, as the Company expects to have sufficient operating loss and tax credit carryforwards to cover any taxable income.

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

Stock-based compensation expense related to the Plan, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations, was approximately $0.2 million and $0.3 million for the three and six months ended December 31, 2012, respectively, and was approximately $0.2 million and $0.4 million for the three and six months ended December 31, 2011, respectively. There were no related income tax benefits recognized in the accompanying condensed consolidated statements of operations for the three months ended December 31, 2012 and 2011. As of December 31, 2012, the Company had 742,676 shares of restricted stock and 1,679,317 stock options outstanding.

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

The Company evaluated the conversion feature embedded in its Series A Convertible Preferred Stock based on the criteria of ASC 815 to determine whether the conversion feature would be required to be bifurcated from the Preferred Stock and accounted for separately as a derivative. Based on management’s evaluation, the embedded conversion feature did not require bifurcation and derivative accounting as of December 31, 2012.

Additionally, the Company evaluated the conversion feature embedded in its senior secured convertible promissory notes based on the criteria of ASC 815 to determine whether the conversion feature would be required to be bifurcated from the senior secured convertible promissory note and accounted for separately as a derivative. Based on management’s evaluation, the embedded conversion feature meets the requirements of derivative accounting under ASC 815. The Company recorded this conversion feature at its fair value in accordance with ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”). The embedded conversion feature was valued at $0.09 per Note using the Monte Carlo method. Increases or decreases in the fair value of the conversion feature are included as a component of other income (expense) in the accompanying condensed consolidated statements of operations for the respective period.

The Company evaluated the detachable Warrants based on the criteria of ASC 815 to determine whether the Warrants would be required to be accounted for separately as a derivative. Based on management’s evaluation, the detachable Warrants meet the requirements of derivative accounting under ASC 815. The Company recorded the detachable Warrants at their fair value in accordance with ASC 820. The detachable Warrants were valued at $0.10 per warrant using the Monte Carlo method. Increases or decreases in the fair value of the Warrants are included as a component of other income (expense) in the accompanying condensed consolidated statements of operations for the respective period.

The Company is currently a party to various lease agreements with Midsouth, Mr. Fuller, or other entities controlled by Mr. Fuller for the lease of seven aircraft (“Aircraft Leases”). The original terms of the Aircraft Leases range from fifteen (15) months to one hundred twenty (120) months and the aggregate monthly lease payments for the Aircraft Leases total approximately $528,000.

On November 30, 2012, the Company entered into an Amended and Restated Restricted Stock Agreement with Mr. Fuller (the “Amended HF Restricted Stock Agreement”), which amended and restated the Restricted Stock Agreement dated August 16, 2012 with Mr. Fuller pursuant to which the Company previously issued to Mr. Fuller 200,000 shares of fully-vested restricted stock at a price of $1.50 per share to reduce the principal balance of an aircraft to be financed by $0.3 million. Under the Amended HF

Restricted Stock Agreement, Mr. Fuller agreed to a reduction in the interest portion of the lease payments under the Aircraft Leases in the aggregate amount of approximately $1.8 million over fifteen months, with a reduction in lease payments in the amount of approximately $0.2 million per month beginning in November 2012 through January 2013, and approximately $0.1 million per month for twelve consecutive months thereafter, ending on January 31, 2014. Pursuant to Amendment No. 1 to the N180HM lease agreement, Mr. Fuller also agreed to extend the term of the lease for an additional sixty (60) months, or until November 30, 2017, on similar terms, except that Mr. Fuller will have the sole option to terminate the lease agreement and sell the aircraft and the Company agrees that it will issue to Mr. Fuller a number of units (as defined below) equal to the result of dividing (A) the difference between $1.5 million and the numerical value of the then current payoff amount as outlined in the lease agreement for the aircraft by (B) 0.25. For purposes of this provision, a unit will consist of one share of the Company’s common stock (the “Issued Stock”) (subject to adjustment as described below) and one warrant to purchase a share of the Company’s common stock at $0.50 (a “Warrant Share”). Mr. Fuller also agreed to extend the term of the Floor Plan Agreement originally entered into in September 2011 for an additional eight (8) months, or until August 30, 2013. In consideration of the foregoing, the Company issued 8,200,000 shares of fully-vested restricted stock to Mr. Fuller, 1,000,000 shares of which related to the $0.3 million reduction in the principal balance of an aircraft to be financed and 7,200,000 shares related to the approximate $1.8 million reduction in the interest portion of the lease payments of the aircraft leases and Amendment No. 1 to the N180HM lease agreement, as well as a warrant (the “HF Warrant”) to purchase 8,400,000 shares of common stock in substantially the same form as the Warrants. The Amended HF Restricted Stock Agreement also contains certain antidilution protections. The Company evaluated the HF Warrant based on the criteria of ASC 815 to determine whether the warrants would be required to be accounted for separately as a derivative. Based on management’s evaluation, the warrants issued in connection with the HF Warrant meet the requirements of derivative accounting under ASC 815. The Company recorded the warrants at their fair value in accordance with ASC 820. The warrants were valued at $0.04 per warrant using the Monte Carlo method. Increases or decreases in the fair value of the warrants are included as a component of other income (expense) in the accompanying condensed consolidated statements of operations for the respective period.

Effective September 28, 2012, the terms of the Company’s management agreements with certain entities (collectively, “LW Air”), controlled by Lorne Weil, a director of the Company, were amended so that the Company was not required to pay the owner additional amounts unless usage of the aircraft exceeds 1,350 hours per year, retroactive to the beginning of each management agreement. Simultaneous with this transaction, the Company issued an Amended and Restated Warrant (the “LW Warrant”) to Lorne Weil, a director of the Company, to purchase 2,373,620 shares of common stock at an exercise price of $1.00 per share.

On November 30, 2012, the Company entered into Amendment No. 1 to the LW Warrant (the “Warrant Amendment”) with Lorne Weil. The LW Warrant provided certain anti-dilution protections, which would have been triggered in connection with the issuance of the Notes and Warrants. The Warrant Amendment provides for, among other things, revised antidilution rights so the antidilution provisions set forth in the LW Warrant would not apply in connection with the issuance of the Notes and Warrants; a reduction in the exercise price to $0.50 per share; and an increase in the number of shares of common stock issuable upon exercise of the LW Warrant to 3,560,430 shares of common stock. The Company evaluated the Warrant Amendment based on the criteria of ASC 815 to determine whether these warrants would be required to be accounted for separately as a derivative. Based on management’s evaluation, the Warrant Amendment meets the requirements of derivative accounting under ASC 815. The Company recorded these warrants at their fair value of $0.03 per warrant using the Monte Carlo Method, in accordance with ASC 820. Increases or decreases in the fair value of these warrants are included as a component of other income (expense) in the accompanying condensed consolidated statements of operations for the respective period.

Effective September 28, 2012, the terms of the Company’s management agreements with LW Air were amended to irrevocably reduce the owner’s monthly proceeds pursuant to each of the aircraft management agreements by $25,000 per month for a period of twelve consecutive months beginning in August 2012, or $0.3 million per aircraft, the aggregate reduction of LW Air’s monthly proceeds totaling $1.5 million, with respect to all five of the aircraft owned by LW Air. Simultaneous with this transaction, the Company entered into a Restricted Stock Agreement (the “LW Restricted Stock Agreement”), dated as of September 28, 2012, pursuant to which the Company issued to LW Air 2,000,000 shares of fully-vested restricted stock at a price of $0.75 per share, subject to certain antidilution rights, for an aggregate value of $1.5 million.

On November 30, 2012, the Company entered into Amendment No. 1 to the LW Restricted Stock Agreement with LW Air (“Amendment No. 1”). The LW Restricted Stock Agreement provided that the shares issued would be entitled to antidilution protections, which would have required the issuance of additional shares to LW Air in connection with the issuance of the Notes and Warrants. Amendment No. 1 provides for, among other things, revised antidilution rights so the antidilution provisions in the LW Restricted Stock Agreement would not apply in connection with the issuance of the Notes and Warrants ; the issuance of 4,000,000 additional shares of fully-vested restricted stock to LW Air on November 30, 2012 and warrants to purchase an aggregate of 6,000,000 shares of common stock (the “Additional LW Warrant”) on November 30, 2012, in substantially the same form as the Warrants. The Company evaluated the Additional LW Warrant based on the criteria of ASC 815 to determine whether these warrants would be required to be accounted for separately as a derivative. Based on management’s evaluation, the Additional LW Warrant met the requirements of derivative accounting under ASC 815. The Company recorded the Additional LW Warrant at their fair value of $0.08 per warrant using the Monte Carlo Method, in accordance with ASC 820. Increases or decreases in the fair value of these warrants are included as a component of other income (expense) in the accompanying condensed consolidated statements of operations for the respective period.

On November 30, 2012, the Company issued a Warrant (the “HF Overfly Warrant”) to Mr. Fuller, to purchase 645,200 shares of common stock at an exercise price of $0.50 per share. The HF Overfly Warrant was issued in lieu of paying additional amounts owed to Mr. Fuller pursuant to certain Aircraft Leases as a result of the aircraft exceeding certain hourly usage limitations. The Company evaluated the HR Overfly Warrant based on the criteria of ASC 815 to determine whether these warrants would be required to be accounted for separately as a derivative. Based on management’s evaluation, the HF Overfly Warrant met the requirements of derivative accounting under ASC 815. The Company recorded the warrants at their fair value of $0.04 per warrant using the Monte Carlo method, in accordance with ASC 820. Increases or decreases in the fair value of these warrants are included as a component of other income (expense) in the accompanying condensed consolidated statements of operations for the respective period.

Fair Value Measurements

The Company has adopted the provisions of ASC 820 which defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period.

The fair value of the Company’s assets and liabilities that qualify as financial instruments under ASC 820, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, unearned management fees and flight hour card revenue and short-term debt, are carried at cost, which approximates fair value due to the short-term maturity of these instruments. Long-term obligations approximate fair value, given management’s evaluation of the instruments’ current rates compared to market rates of interest and other factors.

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

The derivative liabilities are measured at fair market value on a recurring basis. The table below summarizes the fair market values of the derivative liabilities as of December 31, 2012 (in thousands):

	Fair Market Value at December 31, 2012
	Level 1	Level 2	Level 3

Senior secured convertible promissory notes embedded conversion feature	$—	$—	$960

Warrants	—	—	1,142

HF Warrant	—	—	336

Warrant Amendment	—	—	107

Additional LW Warrant	—	—	480

HF Overfly Warrant	—	—	26

Total Derivative Liabilities	$—	$—	$3,051

The following table summarizes, as of December 31, 2012, the derivative activity subject to Level 3 inputs which are measured on a recurring basis using the Monte Carlo method (in thousands):

	Level 3 Fair Market Value Measurements
	Balance at November 30, 2012 (date of issuance)	Change in Fair Value of Derivative Liability[1]	Balance at December 31, 2012

Senior secured convertible promissory notes embedded conversion feature	$960	$—	$960

Warrants	1,142	—	1,142

HF Warrant	336	—	336

Warrant Amendment	166	(59)	107

Additional LW Warrant	480	—	480

HF Overfly Warrant	26	—	26

Total Derivative Liabilities	$3,110	$(59)	$3,051

[1]

The Company has concluded that the fair value of the derivative liabilities at December 31, 2012 was not materially different than the fair value at November 30, 2012. Therefore, there was no change in the fair value of the derivative liability recorded in the accompanying condensed consolidated statements of operations for the three and six months ended December 31, 2012, except as noted in the table above.

[2]

The 2,373,620 warrants issued in connection with the LW Warrant on September 28, 2012 were originally recorded as equity at a value of approximately $166,000. On November 30, 2012, these warrants were modified in accordance with the Warrant Amendment in the amount of 3,560,430 warrants. Simultaneous with this transaction, the Company deemed these warrants to be derivative liabilities and their value was reclassified from Additional Paid-In Capital to Derivative Liabilities in the accompanying condensed consolidated balance sheet as of December 31, 2012. The warrants were revalued using the Monte Carlo method (see note 4, Equity Transactions) as of November 30, 2012 with the decrease in fair value recorded in Change in fair value of derivative liabilities in the accompanying condensed consolidated statements of operations for the three and six months ended December 31, 2012.

Loss Per Share

Basic and diluted loss per share applicable to common stock is computed using the weighted average number of common shares outstanding during the period. Shares used in calculating basic and diluted loss per share exclude common stock equivalents for warrants, stock-based compensation, senior secured convertible promissory notes and Series A Convertible Preferred Stock, as these common stock equivalents are anti-dilutive. In future periods, if the Company reports net income attributable to common stockholders and the common stock equivalents for the warrants, stock-based compensation, senior secured convertible promissory notes and Series A Convertible Preferred Stock are dilutive, the common stock equivalents will be included in the weighted average shares computation and dividends related to our Series A Convertible Preferred Stock will be added back to net income attributable to common stockholders to calculate diluted earnings per share.

For the three and six months ended December 31, 2012, a total of 55,870,501 share-equivalents of potentially dilutive securities were excluded from the calculation of diluted loss per share. These securities were comprised of the following:

•	3,560,430 warrants issued to Lorne Weil in conjunction with the Warrant Amendment;

•	6,000,000 warrants issued to LW Air in conjunction with Amendment No. 1 with LW Air;

•	8,400,000 warrants issued to Mr. Fuller in conjunction with the HF Warrant;

•	645,200 warrants issued to Mr. Fuller in conjunction with the HF Overfly Warrant;

•	50,000 warrants issued to EarlyBirdCapital, Inc. (“EBC”) in consideration for services rendered in connection with an aircraft lease agreement with a third party;

•	250,000 warrants issued to EBC in consideration for financial consulting and/or investment banking services rendered in connection with the Note and Warrant financing;

•	11,200,000 detachable warrants issued in connection with the Initial Closing;

•	11,200,000 shares of common stock resulting from the potential conversion of the Notes issued in connection with the Initial Closing;

•

1,679,317 options to purchase shares of common stock which were outstanding during the periods but were not included in the computation of diluted loss per common share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive as calculated under the treasury method promulgated by ASC 260 “Earnings Per Share” (“ASC 260”).

•	12,142,878 shares of common stock reserved for issuance upon the conversion of the outstanding shares of Series A Convertible Preferred Stock; and

•

742,676 shares of unvested restricted stock which were not included in the computation as all necessary conditions for vesting had not yet been satisfied in accordance with ASC 260’s contingently issuable shares provision.

For the three and six months ended December 31, 2011, a total of 8,613,797 share-equivalents of potentially dilutive securities were excluded from the calculation of diluted loss per share. These securities were comprised of the following:

•	2,373,620 warrants issued to Lorne Weil in conjunction with the LW Warrant;

•	437,887 warrants outstanding as of December 31, 2011 issued to EBC in consideration for services rendered as placement agent for the Company’s June, September and October 2009 private placements;

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

•

174,333 shares of unvested restricted stock which were not included in the computation because all necessary conditions for vesting had not been satisfied in accordance with ASC 260’s contingently issuable shares provision.

Comprehensive Income (Loss)

The Company adheres to the provisions of ASC 220, “Comprehensive Income” (“ASC 220”). This pronouncement establishes standards for reporting and display of comprehensive income or loss and its components (revenue, expense, gain and loss). In accordance with ASC 220, items requiring recognition as components of comprehensive income (loss) are required to be classified by their nature. Furthermore, the Company is required to display the accumulated balances of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the three months ended December 31, 2012 and 2011, there were no items that gave rise to other comprehensive income (loss), and net loss equaled comprehensive loss.

Recently Issued Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company conducts a major part of its operations from leased facilities, which include airplane hangars and administrative offices. The 15 year hangar lease in Clearwater, Florida, which began in April 2006, is classified as an operating lease and was amended in September 2011 under Amendment Number One to the Hangar Lease Agreement (“Amendment Number One”). In accordance with Amendment Number One, the Company renegotiated its Clearwater, Florida lease to reduce its ongoing rent expense and fuel flow fees. Under the terms of Amendment Number One, the initial lease term was extended by five months and expires in September 2021. In January 2011, the Company entered into a three year operating lease agreement for a facility in Dallas, Texas, which is used to perform maintenance on the Company’s aircraft. In December 2011, the Company terminated its Caldwell, New Jersey lease and ceased its limited FBO operations at that facility. Simultaneously, the Company agreed to maintain a portion of an aircraft hangar in Caldwell, New Jersey for $2,000 per month. This hanger lease, which is classified as an operating lease, which would have expired in October 2018, was terminated in August 2012 pursuant to a 90 day mutual termination clause. In January 2013, the Company entered into the Fourth Amendment to Lease (the “Amendment”) on its facility located in Camarillo, CA. The Amendment included the establishment of a base rent schedule per month through December 31, 2014 and the return of $250,000 representing one of the letters of credit in effect prior to the Amendment. Further, in January 2013, the Company ceased its FBO operations at the Camarillo facility and entered into a sublease agreement with an unrelated third party. The Company will retain a portion of one hangar which may be used for maintenance of the Company’s aircraft. The sublease agreement transferred all FBO operations to the unrelated third party and established a base rent schedule that reflects the reduced occupancy of the facility. This hangar lease, which is classified as an operating lease, expires in September 2021.

During the second quarter of fiscal year 2010, the Company transferred its rights to purchase four Piaggio Avanti II aircraft to LW Air pursuant to the existing aircraft purchase agreement between the Company and Piaggio America, Inc. Simultaneous with each of these transactions, the Company entered into an eight-year management agreement for each aircraft. Pursuant to each agreement between the parties, the Company manages the aircraft by arranging, on behalf of LW Air, short-term leases for use of the aircraft at a specified dry lease rate per flight hour. In each agreement, the Company guaranteed to LW Air monthly cash proceeds out of rental income and/or advances against future rental income equal to $80,000, and the Company is entitled to retain as a management fee all rental income in excess of the amounts payable to the owner, up to a maximum of $56,500 per month. Because the Company did not begin to fully lease the aircraft in the fractional program for several months, the Company did not make approximately $760,000 in payments to the owner. Accordingly, effective July 1, 2010, the terms of each management agreement were amended to reduce the maximum management fee the Company was entitled to retain to $44,000 per month for each aircraft for the eight months ended February 28, 2011, after which the maximum management fee charged continued to be $56,500 per month for each aircraft. Because management fees under each agreement may be earned only on average rental hours up to 100 hours per month, it is anticipated that actual management fees under each agreement will not exceed $25,000 per month. The Company is also required to pay LW Air additional amounts if usage of the aircraft exceeds 1,200 hours per year at a specified rate per flight hour. The Company accounts for the management agreements as operating leases. The Company accrued $375,000 for services rendered by a third party in connection with these transactions. The fee is being amortized to aircraft lease expense over the term of the agreements.

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

In August 2012, the Company entered into a seven year Aircraft Lease Agreement with a third party, related to a Piaggio Avanti II previously financed through a Midsouth Floor Plan financing agreement. Pursuant to the Aircraft Lease Agreement, the Company is obligated to provide the lessor a total of 400 flight hours per year during the term of the agreement. The transaction was evaluated in accordance with ASC 840-40 “Sale-Leaseback Transactions” (“ASC 840-40”). Based on the Company’s evaluation, the transaction met the specified criteria requiring immediate loss recognition due to a net difference between the relinquished asset and related liability. The loss is recorded as a loss on sale of asset in the accompanying condensed consolidated statements of operations. Additionally, as consideration for finder’s fee services provided by a third party in connection with this transaction, the Company recorded $115,000 in August 2012 for services and issued warrants to purchase 50,000 shares of common stock. The fee and related value of the warrants are being amortized to aircraft lease expense over the term of the agreement. The warrants were valued using the Black-Scholes option-pricing model.

Effective September 28, 2012, LW Air and the Company amended the management agreements for each aircraft managed by the Company and owned by LW Air so that the Company is not required to pay LW Air additional amounts unless usage of the aircraft exceeds 1,350 hours per year, retroactive to the beginning of each management agreement. Simultaneous with this transaction, the Company issued the LW Warrant to Lorne Weil to purchase 2,373,620 shares of common stock at an exercise price of $1.00 per share. The original warrant issued to LW Air dated October 19, 2009, for the purchase of 2,373,620 shares of the Company’s common stock, was terminated and replaced by the LW Warrant.

On November 30, 2012, the Company entered into the Warrant Amendment with Lorne Weil. The LW Warrant provided certain anti-dilution protections, which would have been triggered in connection with the issuance of the Notes and Warrants. The Warrant Amendment provides for, among other things, revised antidilution rights so the antidilution provisions set forth in the LW Warrant would not apply in connection with the issuance of the Notes and Warrants; a reduction in the exercise price to $0.50 per share; and an increase in the number of shares of common stock issuable upon exercise of the LW Warrant to 3,560,430 shares of common stock. The remaining balance of the original warrant, LW Warrant and the Warrant Amendment will be recognized ratably over the remaining lease term.

Effective September 28, 2012, the terms of the Company’s management agreements with LW Air were amended to irrevocably reduce the LW Air’s monthly proceeds pursuant to each of the aircraft management agreements by $25,000 per month for a period of twelve consecutive months beginning in August 2012, or $0.3 million per aircraft, the aggregate reduction of LW Air’s monthly proceeds totaling $1.5 million, with respect to all five of the aircraft owned by LW Air. Simultaneous with this transaction, the Company entered into the LW Restricted Stock Agreement, dated as of September 28, 2012, pursuant to which the Company issued to LW Air 2,000,000 shares of fully-vested restricted stock at a price of $0.75 per share, subject to certain antidilution rights, for an aggregate value of $1.5 million. The restricted stock had a fair value of $0.40 per share and will be recognized ratably through July 2013 in cost of flight operations.

On November 30, 2012, the Company entered into Amendment No. 1 with LW Air. The LW Restricted Stock Agreement provided that the shares issued would be entitled to certain antidilution protections, which would have required the issuance of additional shares to LW Air in connection with the issuance of the Notes and Warrants. Amendment No. 1 provides for, among other things, revised antidilution rights so the antidilution provisions in the LW Restricted Stock Agreement would not apply in connection with the issuance of the Notes and Warrants ; the issuance of 4,000,000 additional shares of fully-vested restricted stock to LW Air at a price of $0.38 per share on November 30, 2012, subject to certain antidilution rights, and warrants to purchase an aggregate of 6,000,000 shares of common stock in accordance with the Additional LW Warrant on November 30, 2012, in substantially the same form as the Warrants. The restricted stock had a fair value of $0.15 per share and will be recognized ratably through December 2017 in cost of flight operations.

In addition, the Company leases transportation equipment and data processing equipment under operating leases with most equipment having three year terms.

Purchase Commitments

As of December 31, 2012, the Company had contractual commitments to purchase 48 additional Piaggio Avanti II aircraft through calendar year 2013 with a mutual understanding that the aircraft delivery dates and any related payments can be extended. The total commitment, if exercised during the period, including a proposed price escalation, is valued at approximately $305.1 million, net of deposits paid on future aircraft deliveries of $6.4 million.

On June 20, 2008, the Company assigned its rights and obligations to purchase twenty Embraer Phenom 100 (“Phenom 100”) aircraft positions to Share 100 Holding Co., LLC (“Share 100”), a wholly-owned subsidiary of Avantair, Inc. On the same date, the Company entered into a membership interest purchase agreement with Executive Air Shares Corporation (“EAS”), in which EAS purchased the Class A membership of Share 100 and the Company retained the Class B membership. EAS, as Class A member, has the rights and obligations to purchase the Phenom 100 aircraft with positions one through eighteen and to fund payment due in connection with these aircraft. EAS paid Share 100 approximately $2.47 million in connection with these transactions and made an additional $750,000 capital contribution to Share 100 in December 2008, all of which was, immediately distributed to the Company. The Company as Class B member, has the rights and obligations to purchase the Phenom 100 aircraft with positions nineteen and twenty and to fund payment due in connection with these aircraft. EAS had the option to purchase aircraft nineteen and twenty which was to have been exercised by October 1, 2010; if exercised, EAS would reimburse the Company for all payments made relative to these aircraft and provide all remaining funds required. In the event that EAS did not exercise the option to purchase aircrafts nineteen and twenty by October 1, 2010, the Company would have the right and obligation to purchase the nineteenth and twentieth aircraft. The Company entered into agreements with EAS to extend the exercise requirement in November 2010, April 2011, and November 2011, which extended the exercise requirement to April 2011, December 2011 and June 2012, respectively. On May 25, 2012, the exercise requirement was extended an additional twelve months to June 1, 2013. If EAS defaults under its obligations to purchase aircraft positions one through eighteen, EAS will forfeit all deposits paid for the undelivered aircraft, including the funds distributed to the Company. If the Company defaults under its obligations to purchase any undelivered aircraft following a breach by EAS, or if the Company fails to purchase the last two aircraft positions, the Company’s maximum exposure to Embraer would be the amounts due for undelivered aircraft at the time, which as of December 31, 2012 was valued at $43.4 million, net of deposits paid on undelivered aircraft of $2.0 million.

Financing Commitments- Short-term

In April 2009, the Company entered into two Floor Plan Agreements with Midsouth Services, Inc. (“Midsouth”) to replace Midsouth’s existing Floor Plan Agreements dated July 31, 2008. The new Floor Plan Agreements extended credit to the Company in an increased amount of $11.6 million to be used towards the purchase of new Piaggio P-180 aircraft. The Floor Plan Agreements covered an amount not to exceed $5.8 million for a term of twelve months. The Company has the sole option to terminate one of the Floor Plan Agreements during the term with ninety days written notice. The Company agreed to pay Midsouth a monthly fee of $82,500 for the first Floor Plan Agreement and $75,000 for a second Floor Plan Agreement. During December 2010, the Company repaid the first Floor Plan Agreement in the amount of $5.8 million and during September 2011, the Company converted the second Floor Plan Agreement in the amount of $5.2 million into a Capital Lease. See Capital Lease Transactions below.

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

In September 2011, the Company took delivery of one new Piaggio Avanti P-180 aircraft, for resale in the Fractional Ownership program, financed through a Floor Plan Financing Agreement with Midsouth (the “Floor Plan Agreement”). The Floor Plan Agreement is similar to the previous arrangements between Midsouth and the Company with a term of the later of: (1) fifteen months or (2) until the date on which the net purchase price for the aircraft financed pursuant to the Floor Plan Agreement is paid. The Company initially agreed to pay Midsouth a monthly fee of $72,500 following the commencement of the term pursuant to the Floor Plan Agreement. The aircraft purchase agreement related to the aircraft currently financed pursuant to the Floor Plan Agreement originally required the Company to purchase it from the lender on or before December 31, 2012. On November 30, 2012, Midsouth agreed to extend the term of the Floor Plan Agreement for an additional eight months, or until August 30, 2013. In consideration of the foregoing, the Company issued 8,200,000 shares of fully-vested restricted stock to Mr. Fuller as well as the HF Warrant to purchase 8,400,000 shares of common stock. In connection with the reductions in the capital lease payments pursuant to the Amended HF Restricted Stock Agreement (see Capital Lease Transactions below), Midsouth agreed to a reduction in the monthly fee from $72,500 per month to $25,490 per month beginning November 2012 through January 2013 and to $46,264 per month for twelve consecutive months thereafter, ending on January 31, 2014. As of December 31, 2012, borrowings outstanding under the Floor Plan Agreement totaled $6.0 million.

Financing Commitments – Long-term

Long-term debt consists of the following as of December 31, 2012 (in thousands):

Midsouth Services, Inc.	$20,690
Iberia Bank	1,259

21,949
Less current portion	(3,745)
Less discount on capital leases	(1,270)

Long-term debt	$16,934

Capital Lease Transactions

Midsouth Services, Inc.

The Company has seven Aircraft Leases with Midsouth. On November 30, 2012, the Company entered into the Amended HF Restricted Stock Agreement. Under the Amended HF Restricted Stock Agreement, Midsouth agreed to a reduction in the interest portion of the lease payments for the Aircraft Leases in the aggregate amount of approximately $1.8 million over fifteen months, with reductions in the lease payments of approximately $0.2 million per month beginning in November 2012 through January 2013, and approximately $0.1 million per month for twelve consecutive months thereafter, ending on January 31, 2014. In consideration of the foregoing, the Company issued 8,200,000 shares of fully-vested restricted stock to Mr. Fuller as well as the HF Warrant to purchase 8,400,000 shares of common stock in substantially the same form as the Warrants. The restricted stock had a fair value of $0.15 per share and will be recognized ratably through December 2017 in interest expense. The Amended HF Restricted Stock Agreement also contains certain antidilution protections.

The Company evaluated the Aircraft Leases with Midsouth to determine if they qualified for continued treatment as capital leases under ASC 840 “Leases”. After applying the criteria for treatment as a capital lease, the Company determined that all Aircraft Leases still qualified as capital leases.

In July 2006, the Company entered into a lease agreement, pursuant to which Midsouth leased a core aircraft to the Company. The original lease agreement was accounted for as an operating lease. In April 2009, the Company amended the original lease agreement, pursuant to which the Company was required to pay $74,900 per month, at 11.0% interest per annum until August 2011, the expiration of the amended lease agreement. The Company accounted for this amendment as a capital lease in the accompanying condensed consolidated balance sheets. In addition, the Company agreed to purchase the leased aircraft for approximately $3.0 million from Midsouth within sixty days following the expiration of the amended lease agreement. In August 2011, the Company entered into a second amendment to the aircraft lease agreement to extend the lease term for five years, and decrease monthly payments to $62,500. On November 30, 2012, in accordance with the Amended HF Restricted Stock Agreement, Midsouth agreed to further decrease the monthly payments on the lease to $40,000 beginning in November 2012 through January 2013 and to $40,779 for twelve consecutive months thereafter, ending on January 31, 2014. In accordance with ASC 840, the Company recalculated the net present value of the remaining minimum lease payments which resulted in a discount on the capital lease. The value of the HF Warrant and the fully-vested restricted stock was recognized as a discount against the lease liability. Upon expiration of the five year term, the Company may purchase, at its sole discretion, the aircraft at a purchase price of approximately $0.3 million. The obligation outstanding at December 31, 2012 totaled approximately $2.4 million.

On October 10, 2007, the Company entered into a lease agreement pursuant to which Midsouth leased a core aircraft to the Company. Under the lease agreement, Midsouth provided funding for the $4.7 million purchase of a pre-owned Piaggio P-180 aircraft. Midsouth leases the aircraft exclusively to the Company under a five year lease at 15.0% interest per annum. The monthly lease payments for the term of the lease were originally established at $89,000. On November 30, 2012, pursuant to Amendment No. 1 to the N180HM Lease Agreement, Mr. Fuller agreed to extend the term of the lease for an additional sixty months, or until November 30, 2017, except that Mr. Fuller shall have the sole option to terminate the lease agreement and sell the aircraft and the Company agrees that it shall issue to Mr. Fuller a number of units equal to the result of dividing (A) the difference between $1.5 million and the numerical value of the then current payoff amount as outlined in the lease agreement for the aircraft by (B) 0.25. For purposes of this provision, a unit shall consist of one share of the Company’s Issued Stock (subject to certain adjustments) and one Warrant Share. Additionally, on November 30, 2012, in accordance with the Amended HF Restricted Stock Agreement, Midsouth agreed to decrease the monthly payments on the lease to $40,000 beginning in November 2012 through January 2013 and to $43,850 for twelve consecutive months thereafter, ending on January 31, 2014. In accordance with ASC 840, the Company recalculated the net present value of the remaining minimum lease payments which resulted in a premium on the capital lease. The value of the HF Warrant and the fully-vested restricted stock was recognized as a discount against the lease liability. At the end of the five year lease term, the lease obligation will be fully satisfied and title shall transfer to the Company free and clear of all liens and encumbrances. The Company also has the option to purchase the aircraft anytime during the lease term at the then current guaranteed residual value as set forth on the amortization schedule without penalty. The Company accounts for this lease as a capital lease in the accompanying condensed consolidated balance sheets. The obligation outstanding at December 31, 2012 totaled approximately $2.3 million.

In April 2009, the Company entered into a lease agreement, pursuant to which Midsouth leases a Piaggio P-180 aircraft to the Company for a ten year lease term at an initial rate of $75,000 per month, at 15.0% interest per annum. The Company is required to provide Midsouth with 100 hours of flight time per year during the lease term. Hours have been accounted for at their fair value and are liquidated as hours are flown. On November 30, 2012, in accordance with the Amended HF Restricted Stock Agreement, Midsouth agreed to decrease the monthly payments on the lease to $45,000 beginning in November 2012 through January 2013 and returning to $75,000 per month thereafter. In accordance with ASC 840, the Company recalculated the net present value of the remaining minimum lease payments which resulted in a discount on the capital lease. The value of the HF Warrant and the fully-vested restricted stock was recognized as a discount against the lease liability. Midsouth has the sole option to terminate the lease at the end of the fifth year of the lease term and require the Company to purchase the leased aircraft for approximately $3.8 million within ninety days of that date. If this option is not exercised by Midsouth, the lease will continue for the remaining five years of the lease term and, at the end of the ten year lease, the Company will be required to purchase the aircraft from Midsouth for $0.3 million. The obligation outstanding at December 31, 2012 totaled approximately $4.2 million.

In September 2011, simultaneous with the termination of the Floor Plan Finance Renewal Agreement and Renewal Guaranteed Aircraft Purchase Agreement for a Piaggio P-180 aircraft, the Company entered into a Lease Agreement, pursuant to which Midsouth leases a Piaggio P-180 aircraft to the Company for a five year lease term at an initial rate of $75,000 per month, at 15.0% interest per annum. The termination of the Floor Plan Financing Agreement and subsequent entrance into the Lease Agreement was evaluated in accordance with ASC 470. Based on the Company’s evaluation, the debt transaction met the specified criteria causing the transaction to be recorded in accordance with “Debt Modification and Extinguishment” guidance within ASC 470. As a result, the Company recognized a gain on debt extinguishment of $0.4 million, which is included in the accompanying condensed consolidated statements of operations. On November 30, 2012, in accordance with the Amended HF Restricted Stock Agreement, Midsouth agreed to decrease the monthly payments on the lease to $45,000 beginning in November 2012 through January 2013 and returning to $75,000 per month thereafter. In accordance with ASC 840, the Company recalculated the net present value of the remaining minimum lease payments which resulted in a discount on the capital lease. The value of the HF Warrant and the fully-vested restricted stock was recognized as a discount against the lease liability. Following the expiration of the term of the Lease Agreement, the Company has agreed to purchase the leased aircraft for approximately $3.4 million from Midsouth. The Company accounts for this lease as a capital lease in the accompanying condensed consolidated balance sheets. The obligation outstanding at December 31, 2012 totaled approximately $4.5 million.

In October 2011, the Company entered into a five year lease agreement with Midsouth for $2.0 million, related to one used aircraft previously financed by a Wells Fargo Equipment Finance, Inc. promissory note. The lease agreement initially required the Company to make principal payments ranging from $24,000 to $29,500 plus interest of 13% per annum. On November 30, 2012, in accordance with the Amended HF Restricted Stock Agreement, Midsouth agreed to decrease the monthly principal payments on the lease by $16,000 beginning in November 2012 through January 2013 and by $15,781 for twelve consecutive months thereafter, ending on January 31, 2014. In accordance with ASC 840, the Company recalculated the net present value of the remaining minimum lease payments which resulted in a premium on the capital lease. The value of the HF Warrant and the fully-vested restricted stock was recognized as a discount against the lease liability. Following the expiration of the term of the lease agreement, the Company has agreed to purchase the leased aircraft for approximately $0.4 million from Midsouth. The Company accounts for this lease as a capital lease in the accompanying condensed consolidated balance sheets. The obligation outstanding at December 31, 2012 totaled approximately $1.7 million.

In May 2012, the Company entered into a two year lease agreement with Midsouth for $1.2 million, related to one used aircraft previously financed by a Wells Fargo Equipment Finance, Inc. promissory note. Under the terms of the agreement, the Company will make monthly lease payments to Midsouth in the amount of $55,319, which includes variable interest of 9.9% per annum (based on 4.9% over a floor of a 5% prime rate). On November 30, 2012, in accordance with the Amended HF Restricted Stock Agreement, Midsouth agreed to decrease the monthly payments on the lease to $50,000 beginning in November 2012 through January 2013 and to $52,645 for twelve consecutive months thereafter, ending on January 31, 2014. In accordance with ASC 840, the Company recalculated the net present value of the remaining minimum lease payments which resulted in a discount on the capital lease. The value of the HF Warrant and the fully-vested restricted stock was recognized as a discount against the lease liability. Following the expiration of the lease agreement, the Company will receive title to the aircraft. The Company accounts for this lease as a capital lease in the accompanying condensed consolidated balance sheets. The obligation outstanding at December 31, 2012 totaled approximately $0.9 million.

In July 2012, the Company entered into a ten year lease agreement with Midsouth for $4.6 million, related to one used Piaggio Avanti II. The lease agreement initially required the Company to make monthly lease payments to Midsouth in the amount of $55,171, which includes variable interest of 9.9% per annum (based on 4.9% over a floor of a 5% prime rate). Additionally, the Company issued 200,000 shares of fully-vested restricted stock at a price of $1.50 per share in connection with this lease agreement. The restricted stock had a fair value of $0.65 per share and was capitalized into property and equipment, along with the principal amount of the loan of $4.6 million, and will be depreciated over the ten year lease agreement. On November 30, 2012, in accordance with the Amended HF Restricted Stock Agreement, the Company issued 1,000,000 million shares of fully-vested restricted stock at a price of $0.25 per share. The restricted stock had a fair value of $0.15 per share and was recorded as a discount against the principal amount of the loan and will be depreciated over the ten year lease. Additionally, Midsouth agreed to decrease the monthly payments on the lease to $43,000 beginning in November 2012 through January 2013 and returning to $55,171 per month thereafter. In accordance with ASC 840, the Company recalculated the net present value of the remaining minimum lease payments which resulted in a discount on the capital lease. The value of the HF Warrant and the fully-vested restricted stock was recognized as a discount against the lease liability. Following the expiration of the lease agreement, the Company has the option to purchase the aircraft at the then fair market value. The obligation outstanding at December 31, 2012 totaled approximately $4.4 million.

The capital lease obligations are included in long-term debt in the accompanying condensed consolidated balance sheets.

Wells Fargo Equipment Finance, Inc.

In February 2005, the Company entered into financing arrangements for the purchase of two aircraft under two notes payable with Wells Fargo Equipment Finance, Inc. The notes were payable in monthly installments ranging from $10,644 to $38,480 with interest ranging from 5.96% to 6.12% per annum, through 2012. The notes were collateralized by both aircraft. In January 2012, in connection with the sale of one of the collateralized aircraft, the Company repaid one promissory note in the amount of approximately $790,000. In March 2012, the Company repaid the remaining promissory note in the amount of approximately $1.2 million. Accordingly, as of December 31, 2012, there were no obligations outstanding under these financing arrangements.

Iberia Bank

In August 2007, the Company and Iberia Bank, formerly Century Bank F.S.B., executed a $2.2 million note agreement for the purchase of one aircraft. The note is payable in monthly installments of $27,175 with interest of 8.25% per annum, through August 3, 2012. The note is collateralized by the aircraft. In September 2012, the Company extended the term of this loan to December 2013, which reduced the monthly installments to $26,769. The extension of the note agreement was evaluated in accordance with ASC 470. Based on the Company’s evaluation, the transaction did not meet specified criteria causing the transaction to be recorded in accordance with “Debt Modification and Extinguishment” guidance within ASC 470. The obligation outstanding at December 31, 2012 totaled approximately $1.3 million.

Wells Fargo

On October 31, 2007, the Company and Wells Fargo entered into a financing arrangement for the purchase of one used aircraft at a total purchase price of approximately $4.5 million (inclusive of the value of a flight hour card of 100 hours). Financing was obtained from Wells Fargo through a note payable of $3.9 million. This note was to be repaid monthly over 7 years at an interest rate equal to the LIBOR rate plus 4.0%. In October 2011, the Company repaid the promissory note in the amount of $1.4 million. Accordingly, as of December 31, 2012, there were no obligations outstanding under this financing arrangement.

Senior Secured Convertible Promissory Notes

On November 30, 2012, the Company entered into the Purchase Agreement providing for the issuance of an aggregate of up to $10.0 million in principal amount of Notes and Warrants to purchase up to an aggregate of 40,000,000 shares of the Company’s common stock at the Initial Closing and subsequent offerings (together, the “Financing”). At the Initial Closing, which occurred on November 30, 2012, the Company issued $2.8 million in aggregate principal amount of Notes and Warrants to purchase an aggregate of 11,200,000 shares of the Company’s common stock, to certain members of the Company’s Board of Directors and their affiliates. On February 1, 2013, the Company completed an additional closing in which the Company issued to ten accredited investors, that are also participants in the fractional ownership program, Notes in an aggregate principal amount of $712,500 and Warrants to purchase an aggregate of 2,850,000 shares. In addition, on January 17, 2013, the Company, the holders of the Notes and Warrants and Barry Gordon, as collateral agent, entered into the Note Financing Amendment. The Notes and Warrants offered will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

The Notes bear interest at an initial rate of 2.0% per annum which will increase to 12.0% per annum if the Company is unsuccessful in obtaining stockholder approval by March 31, 2013 to increase the Company’s authorized shares of common stock so that a sufficient number of shares are reserved for the conversion of the Notes. Holders of the Notes may, at their option, elect to convert all outstanding principal and accrued but unpaid interest on the Notes into shares of common stock at a conversion price of $0.25 per share but may convert only a portion of such Notes if an inadequate number of authorized shares of common stock is available to effect such optional conversion. Holders of the Notes are entitled to certain anti-dilution protections. The Company may prepay the Notes on or after November 28, 2014. The Notes have a maturity date of November 28, 2015, unless the Notes are earlier converted or an event of default or liquidation event occurs.

The Notes were valued using an income and residual approach at November 30, 2012 at a price of $24.93 per $100 of outstanding debt. The carrying value of the senior secured convertible promissory notes as of December 31, 2012 was as follows (amounts in thousands):

Par value of senior secured convertible promissory notes	$2,800
Discount related to embedded conversion feature[1]	(960)
Discount related to detachable warrants[2]	(1,142)
Accretion of discounts[3]	44

Carrying value of senior secured convertible promissory notes	$742

[1]

The Notes contain an embedded conversion feature that the Company has determined is a derivative requiring bifurcation in accordance with the provisions of ASC 815. The embedded conversion feature of the Notes was valued at approximately $0.09 per Note using the Monte Carlo method at November 30, 2012. The fair value of the embedded conversion feature of approximately $960,000 was recorded as a derivative liability with the offset recorded as a discount on the Notes and included as a component of Senior secured convertible promissory notes in the accompanying condensed consolidated balance sheet as of December 31, 2012. The Company determined that the fair value of the embedded conversion feature at December 31, 2012 was not materially different than the fair value at November 30, 2012. Therefore, no change in fair value of the embedded conversion feature was recorded in the accompanying condensed consolidated statements of operations for the three and six months ended December 31, 2012.
[2]

The Notes contain detachable Warrants that the Company has determined are derivatives requiring bifurcation in accordance with the provisions of ASC 815. The detachable Warrants were valued at approximately $0.10 per warrant using the Monte Carlo method at November 30, 2012. The fair value of the detachable Warrants of approximately $1.1 million was recorded as a derivative liability with the offset recorded as a discount on the Notes and included as a component of Senior secured convertible promissory notes in the accompanying condensed consolidated balance sheet as of December 31, 2012. The Company determined that the fair value of the detachable Warrants at December 31, 2012 was not materially different than the fair value at November 30, 2012. Therefore, no change in fair value of the detachable Warrants was recorded in the accompanying condensed consolidated statements of operations for the three and six months ended December 31, 2012.

[3]

Accretion of the discount on the embedded conversion feature of approximately $31,000 was recorded to interest expense for the three months ended December 31, 2012 using the effective interest method. Accretion of the discount on the detachable Warrants of approximately $13,000 was recorded to interest expense for the three months ended December 31, 2012 using the effective interest method.

Aircraft Incident

In November 2011, one of the Company’s fractionally-owned aircraft, a 2007 Piaggio P-180, was involved in an incident (“Aircraft Incident”), following which the aircraft was declared a total loss by the Company’s insurer. Only minor injuries were sustained by the passengers and crew. The Company was required to maintain insurance on the aircraft that covered its replacement value, which was estimated to be $4.8 million. During December 2011, the Company received $6.5 million of insurance proceeds which were initially recorded as an accrued liability as of December 31, 2011. The additional insurance proceeds were a result of the Company insuring its aircraft in excess of the replacement value to reimburse the Company for expenses associated with a reduction in available aircraft in its fleet, including, but not limited to, costs incurred for chartered flights, repositioning aircraft to accommodate owner’s requirements, and maintenance costs associated with higher flight hours on the remaining fleet. These proceeds offset similar expenses during the third and fourth quarters of fiscal year 2012 and the first quarter of fiscal year 2013. The fractional ownership documents permit the Company to replace the aircraft on behalf of the fractional owners with another aircraft that is substantially similar and has a market value approximately equal to or greater than the market value of the 2007 Piaggio P-180 involved in the Aircraft Incident. During the third and fourth quarters of fiscal year 2012, the Company purchased the fractional owners’ interest in the aircraft, and simultaneously, the fractional owners of the 2007 Piaggio P-180 entered into new fractional ownership documents for a substantially similar replacement aircraft interest. During the third and fourth quarters of fiscal year 2012, the Company paid a total of approximately $4.8 million and transferred 16.0 fractional shares in connection with this incident. During the first quarter of fiscal year 2013, the Company paid approximately $0.4 million in connection with this incident. As of December 31, 2012, the insurance proceeds liability was zero. In accordance with ASC 225 “Income Statement” (“ASC 225”), there was no gain or loss recognized in connection with the loss of this aircraft.

Employee Termination and Other Costs

During the third quarter of fiscal year 2012, the Company developed and implemented plans to improve sales performance and deliver efficiencies within the finance department. These plans were evaluated and recorded in accordance with ASC 420 “Exit or Disposal Cost Obligations” (“ASC 420”). In connection with the changes in the sales and finance departments, the Company incurred various costs and obligations, including severance payouts to employees and other related charges. The Company expects total costs associated with these activities to be approximately $1.0 million. As of December 31, 2012, the liability attributable to unpaid employee termination and other expense was less than approximately $0.1 million, representing a reduction of approximately $0.1 million from the unpaid employee termination and other expense liability as of June 30, 2012, which was $0.2 million. The reduction in liability represents amounts paid during the six month period ended December 31, 2012. This liability is included in accrued liabilities in the accompanying condensed consolidated balance sheet.

NOTE 4 – EQUITY TRANSACTIONS

Capital Stock

As of December 31, 2012, the Company had 40,903,717 shares of its common stock outstanding and 639,516 shares of common stock available for future issuance under the Company’s 2006 Long-Term Incentive Plan. As of December 31, 2012, the Company had 152,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Shares”) outstanding. The Company has 12,142,878 shares of common stock reserved on its books and records for issuance upon the conversion of the outstanding Series A Preferred Shares. As a result of the sale of shares consummated on June 30, 2009, September 25, 2009 and October 16, 2009, the conversion price of the Series A Preferred Shares was reduced from $5.15 to $3.57. As a result of the grant of fully-vested restricted stock in July 2012 and September 2012 related to a new capital lease and an amendment of an operating lease, the conversion price of the Series A

Preferred Shares was reduced from $3.57 to $3.35. As a result of November 2012 amendments to the July 2012 and September 2012 grants of fully-vested restricted stock related to a new capital lease and an amendment of an operating lease, and new grants of restricted stock in November 2012 related to a reduction in interest on capital lease and floor plan payments, as well as the Notes and Warrants issued pursuant to the Initial Closing, the conversion price of the Series A Preferred Shares was reduced from $3.35 to $1.25.

During the six months ended December 31, 2012, the Company accrued, but did not pay, dividends on preferred stock of approximately $0.7 million. The Company does not expect to pay dividends on preferred stock for the foreseeable future. As a result of not paying the preferred stock dividend, the dividend rate increased from 9.0% to 9.5% as of December 31, 2012. Continued non-payment of the preferred stock dividends will result in further increases to the dividend rate.

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

In September 2012, by recommendation of the Compensation Committee and approval by the Board of Directors, the Company granted equity compensation to certain employees, pursuant to the Company’s Amended and Restated 2006 Long-Term Incentive Plan, as follows:

•	600,000 shares of restricted stock to the Company’s executives and management team, subject to performance-based vesting measures; and

•

595,650 stock options to employees of the Company, subject to a three year vesting schedule, with one-third vesting on each successive anniversary date of grant. The fair value of the stock options was $0.42 per share.

In February 2012, the Company granted deferred equity compensation to each of its seven Non-Employee Directors, pursuant to the Amended and Restated 2006 Long-Term Incentive Plan, as follows:

•

60,000 shares of restricted stock granted which shall convert into shares of the Company’s common stock on a one-for-one basis upon the earliest of (i) the date of the Non-Employee Director’s cessation of service with the Company, or (ii) the date of a change in control of the Company and 80,000 shares of restricted stock, which shares shall be nontransferable until the earlier of the date of the Non-Employee Director’s cessation of service with the Company or the date of change in control of the Company.

Stock-based compensation expense related to the plan, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations, was approximately $0.2 million and $0.3 million for the three and six months ended December 31, 2012 and was approximately $0.2 million and $0.4 million for the three and six months ended December 31, 2011, respectively.

Warrants

The following assumptions were used in valuing the warrants under the Monte Carlo method on their respective dates of issuance. The Monte Carlo method is a theoretical forward-looking valuation model.

	EarlyBirdCapital Warrants		LW Air Warrants		Hugh Fuller Warrants		Senior Secured Convertible Promissory Notes
	Third Party Aircraft Purchase AgreementA	Purchase AgreementB	Additional LW WarrantC	Warrant AmendmentD	HF WarrantE	HF Overfly WarrantF	Detachable WarrantsG	Embedded Conversion FeatureH

Date of Issuance	August 3, 2012	November 25, 2012	November 30, 2012	November 30, 2012	November 30, 2012	November 30, 2012	November 30, 2012	November 30, 2012

Underlying stock value[1]	$0.40	$0.15	$0.15	$0.15	$0.15	$0.15	$0.15	$0.15

Exercise price[2]	$0.60	$0.50	$0.50	$0.50	$0.50	$0.50	$0.50	$0.25

Term[3]	3.06	5.00	3.00	2.88	5.00	3.00	5.00	3.00

Volatility	75.00%	85.00%	85.00%	85.00%	85.00%	85.00%	85.00%	85.00%

Interest rate[1,3]	0.32%	0.70%	0.40%	0.40%	0.70%	0.40%	0.70%	0.40%

Number of simulations[4]	One million	One million	One million	One million	One million	One million	One million	One million

Fair Value of Warrant on Date of Issuance	$0.07	$0.10	$0.08	$0.03	$0.04	$0.04	$0.10	$0.09

[1]	As of the valuation date (date of issuance)
[2]	Per warrant agreement
[3]	Based on vesting period on date of issuance, amount stated in years.
[4]	The number of simulations is a parameter in the Monte Carlo model that improves the statistical accuracy of the fair value produced.

A. EarlyBirdCapital, Inc. Third Party Aircraft Purchase Agreement

On August 3, 2012, pursuant to an agreement between EBC and the Company, in consideration for services rendered in connection with an aircraft purchase agreement with a third party, the Company issued to EBC and its affiliates 50,000 warrants to purchase common stock which expire on August 2, 2015. Each warrant permits the holder to purchase one share of the Company’s common stock at an exercise price of $0.60 per share. The fair value of the warrants was estimated at $0.07 per warrant. Due to the immateriality of the amount, the Company immediately expensed the full amount to cost of flight operations during the three months ended September 30, 2012. The Company has the option to redeem warrants at any time at the price of $0.01 per warrant, provided that the volume weighted average price of the Company’s common stock has been at least 200.0% of the exercise price of a warrant for any twenty trading days during any consecutive thirty trading day period ending on the third trading day preceding the date of the notice of redemption. The holder did not exercise any of the warrants nor did the Company redeem any of the warrants on or after August 3, 2012 through December 31, 2012. These warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering.

B. EarlyBirdCapital, Inc. Purchase Agreement

On November 25, 2012, in consideration for financial consulting and/or investment banking services performed by EBC in connection with the Purchase Agreement, the Company issued warrants to EBC for the purchase of 250,000 shares of the Company’s common stock which expire on November 25, 2017. Each warrant permits the holder to purchase one share of the Company’s common stock at an exercise price of $0.50 per share. The fair value of the warrants was estimated at $0.10 per warrant using the Monte Carlo method. Due to the immateriality of the amount, the Company immediately expensed the full amount to interest expense during the three months ended December 31, 2012. The holder did not exercise any of the warrants nor did the Company redeem any of the warrants on or after November 25, 2012 through December 31, 2012. These warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering.

C. Additional LW Warrant

On November 30, 2012, the Company entered into Amendment No. 1 with LW Air. The LW Restricted Stock Agreement provided that the shares issued would be entitled to antidilution protections, which would have required the issuance of additional shares to LW Air in connection with the issuance of the Notes and Warrants. Amendment No. 1 provides for, among other things, revised antidilution rights so the antidilution provisions in the LW Restricted Stock Agreement would not apply in connection with the issuance of the Notes and Warrants; the issuance of 4,000,000 additional shares of fully-vested restricted stock to LW Air and the Additional LW Warrant to purchase an aggregate of 6,000,000 shares of common stock in substantially the same form as the Warrants. The Additional LW Warrant permits the holder to purchase shares of the Company’s common stock at an exercise price of

$0.50 per share. The fair value of the Additional LW Warrantwas estimated at $0.08 per warrant and approximately $0.5 million will be expensed to cost of flight operations over the three year term. During the three months ended December 31, 2012, the Company expensed less than $0.1 million in cost of flight operations. The warrants underlying the Additional LW Warrant expire on November 28, 2015 and while effective, the warrants are subject to certain anti-dilution rights. The holder did not exercise any of the warrants on or after November 30, 2012 through December 31, 2012. These warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering.

D. Warrant Amendment

On September 28, 2012, LW Air and the Company amended the management agreements for each aircraft managed by the Company and owned by LW Air so that the Company is not required to pay LW Air additional amounts unless usage of the aircraft exceeds 1,350 hours per year, retroactive to the beginning of each management agreement. Simultaneous with this transaction, the Company issued the LW Warrant to Lorne Weil which replaced the warrant issued to Lorne Weil on September 28, 2012. The LW Warrant was exercisable for the purchase of 2,373,620 shares of the Company’s common stock at an exercise price of $1.00 per share. The fair value of the warrants was estimated at $0.07 per warrant.

On November 30, 2012, the Company entered into the Warrant Amendment with Lorne Weil. The LW Warrant provided certain anti-dilution protections, which would have been triggered in connection with the issuance of the Notes and Warrants. The Warrant Amendment provides for, among other things, revised antidilution rights so the antidilution provisions set forth in the LW Warrant would not apply in connection with the issuance of the Notes and Warrants; a reduction in the exercise price to $0.50 per share; and an increase in the number of shares of common stock issuable upon exercise to 3,560,430 shares of common stock. The fair value of the warrants was estimated at $0.03 per warrant and approximately $0.1 million will be expensed to cost of flight operations over the approximate three year term. During the three months ended December 31, 2012, the Company expensed less than $0.1 million in cost of flight operations, for a cumulative adjustment that was based on the fair value of the recently amended warrants, retroactive to the beginning of the original lease agreement. The remaining balance of the original warrant, LW Warrant and the Warrant Amendment will be recognized ratably over the remaining lease term. The warrants underlying the Warrant Amendment expire on October 19, 2015 and are subject to certain anti-dilution rights. Lorne Weil did not exercise any of the warrants nor did the Company redeem any of the warrants on or after September 28, 2012 through December 31, 2012. These warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering.

E. HF Warrant

On November 30, 2012, pursuant to the Amended HF Restricted Stock Agreement, Mr. Fuller agreed to a reduction in the interest portion of the lease payments for the Aircraft Leases in the aggregate amount of approximately $1.8 million over fifteen months, with reductions in lease payments in the amount of approximately $0.2 million per month beginning in November 2012 through January 2013, and approximately $0.1 million per month for twelve consecutive months thereafter, ending on January 31, 2014. Pursuant to Amendment No. 1 to the N180HM lease agreement, Mr. Fuller also agreed to extend the term of the lease for an additional sixty (60) months, or until November 30, 2017, on similar terms, except that Mr. Fuller shall have the sole option to terminate the lease agreement and sell the aircraft and the Company agrees that it shall issue to Mr. Fuller a number of units (as defined below) equal to the result of dividing (A) the difference between $1.5 million and the numerical value of the then current payoff amount as outlined in the lease agreement for the aircraft by (B) 0.25. For purposes of this provision, a unit shall consist of one share of the Company’s common stock (the “Issued Stock”) (subject to adjustment as described below) and one warrant to purchase a share of the Company’s common stock at $0.50 (a “Warrant Share”). Mr. Fuller also agreed to extend the term of the Floor Plan Agreement originally entered into in September 2011 for an additional eight (8) months, or until August 30, 2013. In consideration of the foregoing, the Company issued 8,200,000 shares of fully-vested restricted stock to Mr. Fuller, 1,000,000 shares of which related to the $0.3 million reduction in the principal balance of an aircraft to be financed and 7,200,000 shares related to the approximate $1.8 million reduction in the interest portion of the lease payments of the aircraft leases and Amendment No. 1 to the N180HM lease agreement, as well as the HF Warrant to purchase 8,400,000 shares of common stock. The Amended HF Restricted Stock Agreement also contains certain antidilution protections.

The HF Warrant will expire on November 30, 2017, and permits the holder to purchase one share of the Company’s common stock at an exercise price of $0.50 per share. The fair value of the HF Warrants was estimated at $0.04 per warrant and approximately $0.3 million will be expensed to interest expense over the five year term. During the three months ended December 31, 2012, the Company expensed less than $0.1 million in interest expense. The Company has the option to redeem the warrants at any time at the price of $0.01 per warrant, provided that the volume weighted average price of the Company’s common stock has been at least 300.0% of the exercise price of a warrant for any twenty trading days during any consecutive thirty trading day period ending on the third trading day preceding the date of the notice of redemption. Mr. Fuller did not exercise any of the warrants nor did the Company redeem any of the warrants on or after November 30, 2012 through December 31, 2012. These warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering.

F. HF Overfly Warrant

On November 30, 2012, the Company issued the HF Overfly Warrant to Mr. Fuller, to purchase 645,200 shares of the Company’s common stock. The HF Overfly Warrant was issued in lieu of paying additional amounts owed to Mr. Fuller pursuant to certain Aircraft Leases as a result of the aircraft exceeding certain hourly usage limitations. The warrants expire on November 30, 2015. Each warrant permits the holder to purchase one share of the Company’s common stock at an exercise price of $0.50 per share. The fair value of the warrants was estimated at $0.04 per warrant and approximately less than $0.1 million will be expensed to interest expense over the three year term. During the three months ended December 31, 2012, the Company expensed less than $0.1 million in interest expense. The remaining balance of the warrants, as of December 31, 2012, will be recognized ratably over the remaining lease terms. The Company has the option to redeem warrants at any time at the price of $0.01 per warrant, provided that the volume weighted average price of the Company’s common stock has been at least 300.0% of the exercise price of a warrant for any twenty trading days during any consecutive thirty trading day period ending on the third trading day preceding the date of the notice of redemption. The holder did not exercise any of the warrants nor did the Company redeem any of the warrants on or after November 30, 2012 through December 31, 2012. These warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering.

G. Detachable Warrants

On November 30, 2012, the Company issued $2.8 million in aggregate principal amount of Notes and Warrants to purchase an aggregate 11,200,000 shares of the Company’s common stock to certain members of the Company’s Board of Directors and their affiliates. The Warrants are exercisable at a price of $0.50 per share. The fair value of the Warrants was estimated at $0.10 per Warrant and approximately $1.1 million will be expensed to interest expense over the five year term. During the three months ended December 31, 2012, the Company expensed less than $0.1 million in interest expense. The remaining balance of the Warrants, as of December 31, 2012, will be recognized ratably through the exercise date of the Warrant. The purchasers did not exercise any of the Warrants nor did the Company redeem any of the Warrants on or after November 30, 2012 through December 31, 2012. These Warrants were issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

H. Embedded Conversion Feature

The Notes also contain an embedded conversion feature which the Company has determined is a derivative in accordance with the provisions of ASC 815. Accordingly, the conversion feature was recorded as a derivative liability. The fair value of the conversion feature was estimated at $0.09 per Note and approximately $1.0 million will be expensed to interest expense over the three year term. During the three months ended December 31, 2012, the Company expensed less than $0.1 million in interest expense. The remaining balance of the conversion feature, as of December 31, 2012, will be recognized ratably over the remaining term of the Notes. The purchasers did not convert any of the Notes to the Company’s common stock on or after November 30, 2012 through December 31, 2012.

NOTE 5 – SUBSEQUENT EVENTS

Effective January 8, 2013, the Company resolved the insurance claims relating to hail damage to one of the Company’s fractional aircraft that was parked on the tarmac during a severe thunderstorm in Colorado in June 2012. The Company received $2.0 million in the second quarter and an additional $0.5 million in the third quarter settling the remaining damages claims with the Company’s insurer for the repair of the aircraft.

On January 17, 2013, the Company, the holders of the Notes and Warrants and Barry Gordon, as collateral agent, entered into the Amendment to Note and Warrant Purchase Agreement, Senior Secured Convertible Promissory Notes, Warrants, Security Agreement and Registration Rights Agreement. The purpose of the Note Financing Amendment was to include Special Situations Fund III QP, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. and David Greenhouse (collectively, the “SSF Investors”) in the financing transaction and to amend the terms by which the documents may be amended, terminated or waived.

Effective January 21, 2013, David Haslett was appointed Chief Operating Officer of the Company. Mr. Haslett was previously Managing Director of Sportech Racing since May 2000 and was responsible for leading its sales, operations, research and development, engineering and purchasing activities. Prior to joining Sportech Racing, Mr. Haslett was Managing Director, Racecourse Division of the Horserace Totalisator Board in the United Kingdom from 1996 to 2000.

Effective January 22, 2013, the Board of Directors of the Company appointed Steven Santo, Chief Executive Officer of the Company, as Chairman of the Board of Directors. Mr. Santo has served as Chief Executive Officer and a director since 2003 and succeeds Robert Lepofsky, who will remain a director of the Company. Mr. Santo will not receive any additional compensation for his role as Chairman of the Board.

In addition, effective January 22, 2013, the Board of Directors of the Company appointed Lorne Weil, a director of the Company, as Lead Director. Mr. Weil has served as a member of the Company’s Board of Directors since 2010. Mr. Weil will not receive any additional compensation for his participation as Lead Director. Upon Mr. Weil’s appointment as Lead Director, effective January 22, 2013, A. Clinton Allen resigned in his capacity as Vice Chairman of the Board of Directors. Mr. Allen will remain a director of the Company.

On January 22, 2013, the Board of Directors of the Company adopted the Fourth Amended and Restated By-Laws of Avantair, Inc. The Restated By-Laws provide for the new position of Lead Director, which was not included in the Company’s previous By-Laws. The details of the Fourth Amended and Restated By-Laws of the Company are contained in the Company’s Form 8-K filed with the SEC on January 25, 2013.

Effective January 29, 2013, the Company ceased its FBO operations at its Camarillo, CA facility and entered into a sublease agreement with an unrelated third party together with a consent agreement and Fourth Amendment with its landlord, reducing its letter of credit obligation to $0.5 million. In addition, the Company’s rental obligations will be offset by sublease rent at this facility. The Company will retain a portion of one hangar which may be used for maintenance of the Company’s aircraft. The sublease agreement transferred all FBO operations to the unrelated third party.

On February 1, 2013, at an additional closing, the Company issued to ten accredited investors, that are also participants in the fractional ownership program, Notes in an aggregate principal amount of $712,500 and Warrants to purchase an aggregate of 2,850,000 shares. See Note 1 for a description of the terms of the Notes and Warrants.

On December 12, 2012, the Company received a letter from the SSF Investors claiming that liquidated damages were payable by the Company to the SSF Investors under the Registration Rights Agreement dated October 16, 2009 by and among the Company, certain investors and EarlyBirdCapital, Inc., LLC. On February 6, 2013, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with the SSF Investors to resolve the matter and issued to the SSF Investors senior secured convertible promissory notes having an aggregate principal amount of approximately $1.1 million (the “SSF Notes”) and warrants to purchase an aggregate of 4,222,148 shares of common stock (the “SSF Warrants”). The SSF Notes bear interest at an initial rate of 2.0% per annum, which will increase to 12.0% per annum if the Company is unsuccessful in obtaining stockholder approval by March 15, 2013 to increase the Company’s authorized shares of common stock so that a sufficient number of shares are reserved for the conversion of the SSF Notes. Holders of the SSF Notes may, at their option, elect to convert all outstanding principal and accrued but unpaid interest on the SSF Notes into shares of common stock at a conversion price of $0.25 per share, but may convert only a portion of such SSF Notes if an inadequate number of authorized shares of common stock is available to effect such optional conversion. Holders of the SSF Notes are entitled to certain anti-dilution protections. The Company may prepay the SSF Notes on or after November 28, 2014. The SSF Notes have a maturity date of November 28, 2015, unless the SSF Notes are earlier converted or an event of default or liquidation event occurs. The SSF Warrants are exercisable at an exercise price of $0.50 per share, which exercise price is subject to certain anti-dilution protections, but the SSF Warrants may not be exercised unless a sufficient number of authorized shares of common stock are available for the exercise of the SSF Warrants. In addition, the SSF Warrants may be exercised on a cashless basis if a registration statement covering the shares underlying the SSF Warrants, or an exemption from registration, is not available for the resale of such shares underlying the SSF Warrants. The SSF Warrants expire on November 30, 2017. The Company accrued the settlement amount of $1.1 million to general and administrative expenses during the second quarter of fiscal year 2013.

As previously reported on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2012, the Company entered into a Security Agreement dated November 30, 2012 to secure its senior secured convertible promissory notes issued in the Financing (defined below). In connection with the SSF Issuance, the SSF Notes will likewise be secured under the Security Agreement by a first priority security interest in substantially all of the assets of the Company that are not otherwise encumbered and excluding all aircraft, fractional ownership interests in aircraft, restricted cash, deposits on aircraft and flight hour cards.

In connection with the SSF Issuance, on February 6, 2013, the Company entered into a Registration Rights Agreement with SSF pursuant to which the Company has agreed to register under the Securities Act of 1933, as amended, the shares of common stock issuable upon conversion of the SSF Notes and SSF Warrants. The Company is required to file such resale registration statement on Form S-1 (or Form S-3 if the Company is eligible to use Form S-3) no later than the earlier of ten days after the Share Increase Effective Date or May 27, 2013 (“Filing Deadline”). If such registration statement is not filed with the SEC prior to the Filing Deadline, the Company will pay SSF liquidated damages payments in an amount equal to (i) 3.0% of the aggregate principal amount of the SSF Notes for the first sixty-day period following the Filing Deadline for which no registration statement is filed and (ii) thereafter 1.5% of the aggregate principal amount of the SSF Notes for each thirty-day period following the Filing Deadline for which no registration statement is filed.

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

Collectively, participants in each of these programs are referred to herein as “program participants”. These services are provided to program participants on the Company’s managed aircraft fleet for business and personal use. The Company’s core strategic focus is providing its program participants with the highest level of safety, service and satisfaction. In addition to providing private aviation services, the Company provides limited fixed based operation (“FBO”) services in Clearwater, Florida. In January 2013, the Company ceased its FBO operations at its Camarillo, CA facility and entered into a sublease agreement with an unrelated third party. The Company will retain a portion of one hangar which may be used for maintenance of the Company’s aircraft. The sublease agreement transferred all FBO operations to the unrelated third party and established a base rent schedule that reflects the reduced occupancy of the facility. Effective December 2011, the Company closed its limited FBO services in Caldwell, New Jersey. The Company also leases a facility in Dallas, Texas, which is used to perform maintenance on the Company’s aircraft.

As of December 31, 2012, the Company operated 56 aircraft within its fleet, which is comprised of 43 fractionally-owned aircraft, 6 company-owned core aircraft and 7 leased and company-managed aircraft.

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

The Company presently sources all of its aircraft from a single manufacturer, Piaggio America, Inc. (“Piaggio”). As of December 31, 2012, the Company had contractual commitments to purchase 48 additional Piaggio Avanti II aircraft through 2013 with a mutual understanding that the aircraft delivery dates and any related payments can be extended. The total commitment if exercised during the period, including a proposed price escalation, is valued at approximately $305.1 million, net of deposits paid on future aircraft deliveries of $6.4 million. The Company believes that the pricing structure afforded by utilizing the Piaggio Avanti aircraft allows the Company to attract a program participant desiring quality at a lower price point than its competitors. Offering the cabin cross section of a mid-size aircraft and the fuel efficiency of a turboprop, along with no hourly fees, allows the Company to lower the cost of private air travel for a broader range of individuals and businesses.

The Company’s primary sources of operating funds are the collection of the following:

•	management and maintenance fees from fractional owners and lessees;

•	lease fees;

•	sale of fractional ownership shares; and

•	sale of flight hour cards

Revenue for sales by product category can be found in the accompanying condensed consolidated statements of operations for the three and six months ended December 31, 2012 and 2011, respectively. Sales units by product category are as follows:

	Unit Sales for the Three Months Ended		Unit Sales for the Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011

New Fractional Ownership program shares sold	—	1	—	2
Axis Lease program shares leased	9	16	25	42
Axis Club Memberships(1)	—	—	—	1
Flight hour cards	51	84	124	192

(1)	Replaced by Axis Lease program in March 2011

On October 25, 2012, the Company made an announcement regarding the voluntary stand down of its operations in order to complete a comprehensive review of records and supporting maintenance documentation and an inspection of its aircraft fleet. This voluntary action was taken in coordination with the Federal Aviation Administration. During the stand down, which lasted approximately three weeks, the Company furloughed a portion of its employees. Beginning November 8, 2012, the Company started recalling its employees and commenced operating some of its aircraft on November 11, 2012 with a return to service of a majority of its fleet by November 19, 2012. The effect of the operational stand down negatively impacted the Company’s cash receipts, liquidity and retention of program participants. Separate of charter and costs associated with retention of program participants, the Company incurred approximately $1.2 million for consulting, Federal Aviation Administration (“FAA”), furlough, legal, communication and other costs.

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

Since July 2012, the Company expanded its cost saving initiatives toward its goal of positive earnings and improved cash flows. These initiatives will continue to have no impact to the safety of flight operations, which is the Company’s highest priority. Recent cost saving initiatives include:

•	improving financing terms and reducing debt service obligations related to any new, and many of the existing aircraft financing obligations;

•	reducing compensation expense for Senior Management, as well as applying measures more broadly throughout the Company;

•	reducing compensation to non-employee directors of the Company’s Board of Directors;

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

•

terminating its FBO operations at the Camarillo facility and entering into a sublease agreement with an unrelated third party which will reduce personnel costs, facility lease payments and other operating expenses; and

•

continuing a series of broader efforts throughout the Company, including examination of back office functions to further reduce costs associated with shipping, supplies, travel expense and consulting fees.

In addition to the cost savings initiatives discussed above, beginning in the third fiscal quarter of 2013, the Company is planning to strategically eliminate more costly aircraft from its fleet and, as a result, expects to see a corresponding decrease in its cost of flight operations, which includes maintenance costs. The Company also anticipates lower maintenance costs as a result of driving increased efficiencies through the use of third party aircraft maintenance operators to provide increased levels of maintenance contract services for its fleet.

Employee Termination and Other Costs

During the third quarter of fiscal year 2012, the Company developed and implemented plans to improve sales performance and deliver efficiencies within the finance department. These plans were evaluated and recorded in accordance with Accounting Standards Codification (“ASC”) ASC 420 “Exit or Disposal Cost Obligations” (“ASC 420”). In connection with the changes in the sales and finance departments, the Company incurred various costs and obligations, including severance payouts to employees and other related charges. The Company expects total costs associated with these activities to be approximately $1.0 million. As of December 31, 2012, the liability attributable to unpaid employee termination and other expense was less than $0.1 million, representing a reduction of approximately $0.1 million from the unpaid employee termination and other expense liability as of June 30, 2012, which was $0.2 million. The reduction in liability represents amounts paid during the six month period ended December 31, 2012. This liability is included in accrued liabilities in the accompanying condensed consolidated balance sheet.

Aircraft Incident

In November 2011, one of the Company’s fractionally-owned aircraft, a 2007 Piaggio P-180, was involved in an incident (“Aircraft Incident”), following which the aircraft was declared a total loss by the Company’s insurer. Only minor injuries were sustained by the passengers and crew. The Company was required to maintain insurance on the aircraft that covered its replacement value, which was estimated to be $4.8 million. During December 2011, the Company received $6.5 million of insurance proceeds which were initially recorded as an accrued liability as of December 31, 2011. The additional insurance proceeds were a result of the Company insuring its aircraft in excess of the replacement value to reimburse the Company for expenses associated with a reduction in available aircraft in its fleet, including, but not limited to, costs incurred for chartered flights, repositioning aircraft to accommodate owner’s requirements, and maintenance costs associated with higher flight hours on the remaining fleet. These proceeds offset similar expenses during the third and fourth quarters of fiscal year 2012 and the first quarter of fiscal year 2013. The fractional ownership documents permit the Company to replace the aircraft on behalf of the fractional owners with another aircraft that is substantially similar and has a market value approximately equal to or greater than the market value of the 2007 Piaggio P-180 involved in the Aircraft Incident. During the third and fourth quarters of fiscal year 2012, the Company purchased the fractional owners’ interest in the aircraft and, simultaneously, the fractional owners of the 2007 Piaggio P-180 entered into new fractional ownership documents for a substantially similar replacement aircraft interest. During the third and fourth quarters of fiscal year 2012, the Company paid a total of approximately $4.8 million and transferred 16.0 fractional shares in connection with this incident. During the first quarter of fiscal year 2013, the Company paid approximately $0.4 million in connection with this incident. As of December 31, 2012, the insurance proceeds liability was zero. In accordance with ASC 225 “Income Statement” (“ASC 225”), there was no gain or loss recognized in connection with the loss of this aircraft.

Results of Operations

The following table sets forth key information about our financial results for the three months ended December 31, 2012 and 2011:

	Three Months Ended December 31,		Change
	2012	2011	$	%
Revenue
Fractional aircraft shares sold	$2,764	$6,774	$(4,010)	-59%
Lease revenue	1,084	596	488	82%
Management and maintenance fees	22,079	20,994	1,085	5%
Flight hour card and club membership revenue	5,100	8,767	(3,667)	-42%
Flight activity and other ancillary billing	3,460	4,611	(1,151)	-25%
Other revenue	1,005	1,206	(201)	-17%

Total revenue	35,492	42,948	(7,456)

Operating expenses
Cost of fractional aircraft shares sold	2,313	5,808	(3,495)	-60%
Cost of flight operations	19,381	19,073	308	2%
Cost of fuel	6,229	9,336	(3,107)	-33%
General and administrative expenses	6,900	5,606	1,294	23%
Selling expenses	584	1,639	(1,055)	-64%
Depreciation and amortization	1,137	1,148	(11)	-1%
Employee termination and other costs	(31)	28	(59)	-211%
Gain on receipt of used share	(180)	—	(180)	-100%
Gain on sale of asset	(22)	—	(22)	-100%

Total operating expenses	36,311	42,638	(6,327)

Other income (expense)
Interest and other income	12	14	(2)	-14%
Interest expense	(815)	(1,240)	425	34%
Change in fair value of derivative liabilities	59	—	59	100%

Total other income (expense)	(744)	(1,226)	482

Net loss	$(1,563)	$(916)	$(647)	-71%

Three months ended December 31, 2012 compared to the three months ended December 31, 2011

Total revenue decreased by approximately $7.5 million, primarily as a result of:

•	a $4.0 million decrease in fractional aircraft shares sold which was due primarily to the following:

•	$3.6 million of lower revenue recognized on fractional shares sold before July 1, 2010, fully amortized prior to December 31, 2012, under ASC 605-25;

•

$0.4 million of lower revenue recognized on fractional shares sold with no residual guarantee during the three months ended December 31, 2012 as there were no fractional shares sold with a residual guarantee during the three months ended December 31, 2011;

•

a $3.7 million decrease in flight hour card and club membership revenue due to club memberships expiring through 2012 and a 40% decrease in card hours as a result of the voluntary stand down of operations in the second quarter of fiscal year 2013; and

•

a $1.2 million decrease in flight activity and other ancillary billing due to a 34% decrease in revenue-generating flight hours flown in the second quarter of fiscal year 2013 compared to the second quarter of fiscal year 2012 as a result of the voluntary stand down of operations in the second quarter of fiscal year 2013. This resulted in a $1.6 million decrease in flight activity billing, offset by a $0.4 million increase in FAA airworthiness directive billings during the second quarter of fiscal year 2013; and

•	a $0.2 million decrease in other revenue due to a decrease in demonstration flight revenue, remarketing fees on pre-owned share sales and FBO fuel and rent revenue.

These decreases were offset by:

•

a $1.1 million increase in management and maintenance fees due to a greater number of lessees paying management and maintenance fees as a result of additional sales of the Axis Lease program leases, together with an increase in the average monthly management fee per share; and

•	a $0.5 million increase in Axis Lease program lease revenue, which resulted from additional sales of Axis Lease program leases.

Operating expenses decreased by $6.3 million primarily as a result of:

•	a $3.5 million decrease in the cost of fractional aircraft shares sold due primarily to the following:

•	$3.1 million of lower cost recognized on fractional shares sold before July 1, 2010, fully amortized prior to December 31, 2012, under ASC 605-25; and

•

$0.4 million of lower cost recognized on fractional shares sold with no residual guarantee during the three months ended December 31, 2012 as there were no shares sold with a residual guarantee during the three months ended December 31, 2011; and

•	a $3.1 million decrease in the cost of fuel due to a 34% reduction in revenue hours flown as a result of the voluntary stand down of operations in the second quarter of fiscal year 2013; and

•

a $1.1 million decrease in selling expenses is primarily due to decreased marketing expenses and the Company’s previously discussed cost savings initiatives, which were implemented subsequent to the first quarter of fiscal year 2012.

These decreases were offset by:

•

a $1.3 million increase in general and administrative expenses, primarily due to $1.2 million of one-time costs associated with the voluntary stand down and the Company recorded a one-time expense of $1.1 million for a settlement with Special Situations Fund III QP, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. and David Greenhouse (the “SSF Investors”), based upon the Post-Effective Amendment to the Registration Statement. These increases were offset by $1.0 million of reductions in various general and administrative expense categories; and

•	a $0.3 million increase in the cost of flight operations primarily due to the following:

•	a $4.4 million increase in charter expense due to demand for aircraft during peak travel periods in conjunction with reduced core and fractional aircraft availability; and

•

offset by a $4.1 million decrease primarily due to lower maintenance costs, flight fees, maintenance and pilot payroll and training as a result of the voluntary stand down of operations in the second quarter of fiscal year 2013, commencement of maintenance outsourcing efforts and reduced aircraft lease expense; and

•	a $0.2 million gain on a non-cash, non-reciprocal used share acquisition during the three months ended December 31, 2012, and no such transaction during the three months ended December 31, 2011.

Other income (expense) decreased by $0.5 million primarily as a result of:

•	a $0.4 million decrease in interest expense due to an amended and restated Restricted Stock Agreement with Mr. Fuller (“Amended HF Restricted Stock Agreement”).

The following table sets forth key information about our financial results for the six months ended December 31, 2012 and 2011:

	Six Months Ended December 31,		Change
	2012	2011	$	%
Revenue
Fractional aircraft shares sold	$6,824	$13,616	$(6,792)	-50%
Lease revenue	1,982	951	1,031	108%
Management and maintenance fees	43,697	41,267	2,430	6%
Flight hour card and club membership revenue	13,852	17,762	(3,910)	-22%
Flight activity and other ancillary billing	9,467	9,435	32	0%
Other revenue	2,543	2,890	(347)	-12%

Total revenue	78,365	85,921	(7,556)

Operating expenses
Cost of fractional aircraft shares sold	5,841	12,415	(6,574)	-53%
Cost of flight operations	40,643	38,451	2,192	6%
Cost of fuel	16,019	18,999	(2,980)	-16%
General and administrative expenses	12,135	11,691	444	4%
Selling expenses	1,610	3,578	(1,968)	-55%
Depreciation and amortization	2,588	2,078	510	25%
Employee termination and other costs	69	28	41	145%
Gain on receipt of used share	(180)	—	(180)	-100%
Gain on sale of asset	(22)	—	(22)	-100%
Loss on sale of asset	477	—	477	100%

Total operating expenses	79,180	87,240	(8,060)

Other income (expense)
Interest and other income	30	80	(50)	-63%
Interest expense	(1,807)	(2,296)	489	21%
Change in fair value of derivative liabilities	59	—	59	100%
Gain on debt extinguishment	—	439	(439)	-100%

Total other income (expense)	(1,718)	(1,777)	59

Net loss	$(2,533)	$(3,096)	$563	18%

Six months ended December 31, 2012 compared to the six months ended December 31, 2011

Total revenue decreased by approximately $7.6 million, primarily as a result of:

•	a $6.8 million decrease in fractional aircraft shares sold was due primarily to the following:

•	$6.8 million of lower revenue recognized on fractional shares sold before July 1, 2010, fully amortized prior to December 31, 2012, under ASC 605-25; and

•

$0.4 million of lower revenue recognized for fractional shares sold with no residual guarantee during the six months ended December 31, 2012 as there were no shares sold with a residual guarantee during the six months ended December 31, 2012; and

•	offset by a $0.4 million increase related to accelerated amortization on one share that was purchased by the Company during the six months ended December 31, 2012; and

•

a $3.9 million decrease in flight hour card and club membership revenue due to club memberships expiring through 2012 and a 23% decrease in card hours flown as a result of the voluntary stand down of operations in the second quarter of fiscal year 2013; and

•	a $0.3 million decrease in other revenue due to a decrease in demonstration flight revenue, remarketing fees on pre-owned share sales and FBO fuel and rent revenue.

These decreases were offset by:

•

a $2.4 million increase in management and maintenance fees due to a greater number of lessees paying management and maintenance fees as a result of additional sales of the Axis Lease program leases, together with an increase in the average monthly management fee per share; and

•	a $1.0 million increase due to a greater number of lessees paying lease fees as a result of additional sales of the Axis Lease program leases; and

•

a less than $0.1 million increase in flight activity and other ancillary billing due to $2.1 million of FAA airworthiness directive billings offset by a $2.1 million decrease in flight activity as a result of a 17% decrease in revenue-generating flight hours resulting from the voluntary stand down of operations in the second quarter of fiscal year 2013.

Operating expenses decreased by approximately $8.1 million primarily as a result of:

•	a $6.6 million decrease in the cost of fractional aircraft shares sold primarily due to the following:

•	$6.2 million decrease in the cost of fractional shares sold before July 1, 2010, fully amortized prior to December 31, 2012, under ASC 605-25; and

•

$0.4 million decrease in the cost of fractional shares sold with no residual guarantee during the six months ended December 31, 2012 as there were no shares sold with a residual guarantee during the six months ended December 31, 2011; and

•	a $3.0 million decrease in the cost of fuel due to a 17% decrease in total flight hours as a result of the voluntary stand down of operations in the second quarter of fiscal year 2013; and

•

a $2.0 million decrease in selling expenses is primarily due to decreased marketing expenses and the Company’s previously discussed cost savings initiatives, which were implemented subsequent to the first quarter of fiscal year 2012; and

•	a $0.2 million increase gain on a non-cash, non-reciprocal used share acquisition during the six months ended December 31, 2012, and no such transaction during the six months ended December 31, 2011.

These decreases were offset by:

•	a $2.2 million increase in the cost of flight operations primarily due to the following:

•

a $5.6 million increase in charter expense due to demand for aircraft during peak travel periods in conjunction with reduced core and fractional aircraft availability, offset by insurance proceeds received for insurance claims on one of the Company’s fractional aircraft that received hail damage while parked on the tarmac during a severe thunderstorm in Colorado, and reduced flight fees and payroll expenses due to the voluntary stand down of operations and commencement of maintenance outsourcing efforts; and

•	a $0.5 million increase in depreciation and amortization due primarily to accelerated depreciation of a repurchased share previously held under a lease arrangement, in July 2012; and

•

a $0.5 million increase in loss on sale of asset related to a sale-leaseback transaction in the first quarter of fiscal year 2013, which was evaluated in accordance with ASC 840-40 “Sale-Leaseback Transactions” (“ASC 840-40”); There were no such transactions resulting in a loss on sale of asset for the six months ended December 31, 2011; and

•

a $0.4 million increase in general and administrative expenses, primarily due to $1.2 million of one-time costs associated with the voluntary stand down and the Company recorded a one-time expense of $1.1 million for a settlement with SSF Investors, based upon the Post-Effective Amendment to the Registration Statement. These increases were offset by $1.9 million of reductions in various general and administrative expense categories.

Other income (expense) decreased by less than approximately $0.1 million as a result of:

•

a $0.5 million decrease in interest expense due to the reduction in November 2012 of the principal amount of lease payments payable to MidSouth/Mr. Fuller in accordance with the Amended HF Restricted Stock Agreement ; and

•	a $0.4 million decrease in gain on debt extinguishment due to a gain recognized in the first quarter of fiscal year 2012 and no such gain recognized during the six months ended December 31, 2012.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have been cash provided by operations, cash raised from its equity offering as Ardent Acquisition Corp., cash provided from its debt facilities, cash raised from the preferred and common stock offerings, cash raised from its senior secured convertible promissory notes offering and other asset-based borrowing. The Company uses its cash primarily to fund losses from operations and to fund the purchase and leasing of aircraft. Cash generated from operations has not been sufficient to provide all working capital needed to meet the Company’s requirements. At December 31, 2012 and June 30, 2012, the Company had a working capital deficit of approximately $69.0 million and $75.8 million, respectively, and a stockholders’ deficit of approximately $53.5 million and $53.3 million, respectively. In addition to the cost of acquiring aircraft, the Company’s primary expenses are related to fuel, aircraft repositioning (i.e., moving an aircraft from one location to another to accommodate program participants’ requirements), flight operations and pilot expenses, maintenance, charters, insurance and selling, general and administrative expenses At December 31, 2012 and June 30, 2012, the Company had assets of approximately $81.6 million and $91.3 million, respectively. For the three and six months ended December 31, 2012, the Company had revenue of approximately $35.5 million and $78.4 million, respectively, and net losses of approximately $1.6 million and $2.5 million, respectively. The Company has incurred losses since inception and may not be able to generate sufficient revenue from its business in the future to achieve or sustain profitability and positive cash flows. As of December 31, 2012, cash and cash equivalents were approximately $1.4 million, a decrease of $3.9 million from June 30, 2012. A net decrease in the components of working capital led to approximately $4.5 million of net cash used in operating activities. Capital expenditures for parts, software, computer equipment and office equipment resulted in approximately $0.5 million of cash used in investing activities. Principal payments on short and long-term debt, offset by proceeds received from the senior secured convertible promissory note issuance resulted in approximately $1.2 million of cash provided by financing activities.

The Company’s primary operating strategy is to achieve positive cash flows by continuing the Company’s cost savings initiatives, flight operations cost reductions associated with strategically eliminating more costly aircraft from its fleet and lowering maintenance costs as a result of driving increased efficiencies through the use of third party aircraft maintenance operators to provide increased levels of maintenance contract services for its fleet. During the first quarter of fiscal year 2012, the Company began the implementation of a series of cost saving initiatives, discussed above in “Overview”, to reduce fixed costs and since July 2012, the Company has expanded its cost saving initiatives toward its goal of positive earnings and improved cash flows. These initiatives will continue to have no impact to the safety of flight operations, which is the Company’s highest priority.

Beginning in the second quarter of fiscal year 2013, the Company initiated steps to raise additional capital through multiple offerings of securities. On November 30, 2012, the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) providing for the issuance of an aggregate of up to $10.0 million in principal amount of senior secured convertible promissory notes (the “Notes”) and warrants to purchase up to an aggregate of 40,000,000 shares of common stock (the “Warrants”) The securities offered will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. At the initial closing, which occurred on November 30, 2012, the Company issued to certain members of the Company’s Board of Directors and their affiliates Notes in an aggregate principal amount of $2.8 million and Warrants to purchase an aggregate of 11,200,000 shares (the “Initial Closing”). At an additional closing, which occurred on February 1, 2013, the Company issued to ten accredited investors, that are also participants in the fractional ownership program, Notes in an aggregate principal amount of $712,500 and Warrants to purchase an aggregate of 2,850,000 shares. In addition, on January 17, 2013, the Company, the holders of the Notes and Warrants and Barry Gordon, as collateral agent, entered into the Amendment to Note and Warrant Purchase Agreement, Senior Secured Convertible Promissory Notes, Warrants, Security Agreement and Registration Rights Agreement (the “Note Financing Amendment”). The purpose of the Note Financing Amendment was to include Special Situations Fund III QP, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. and David Greenhouse (collectively, the “SSF Investors”) in the financing transaction and to amend the terms by which the documents may be amended, terminated or waived. The Notes bear interest at an initial rate of 2.0% per annum, which will increase to 12.0% per annum if the Company is unsuccessful in obtaining stockholder approval by March 31, 2013 to increase the Company’s authorized shares of common stock so that a sufficient number of shares are reserved for the conversion of the Notes. Holders of the Notes may, at their option, elect to convert all outstanding principal and accrued but unpaid interest on the Notes into shares of common stock at a conversion price of $0.25 per share but may convert only a portion of such Notes if an inadequate number of authorized shares of common stock is available to effect such optional conversion. Holders of the Notes are entitled to certain anti-dilution protections. The Company may prepay the Notes on or after November 28, 2014. The Notes have a maturity date of November 28, 2015, unless the Notes are earlier converted or an event of default or liquidation event occurs. The Warrants are exercisable at an exercise price of $0.50 per share, which exercise price is subject to certain anti-dilution protections, but the Warrants may not be exercised unless a sufficient number of authorized shares of common stock are available for exercise of the Warrants. The Warrants expire on November 30, 2017. The Company may seek to raise additional capital in additional closings in which the Company may seek to issue Notes and Warrants, or in subsequent offerings through March 2013. The terms of these proposed offerings may vary from the terms of the Notes and Warrants that were issued in the Note and Warrant financing. The issuance of some or all of these securities, if one or more of these subsequent offerings is consummated, will further substantially dilute the Company’s existing stockholders as will subsequent issuances that will be triggered under anti-dilution and similar provisions of the Company’s outstanding securities. There can be no assurance that the Company will be successful in completing additional closings of the Note and Warrant financing or subsequent offerings or obtaining stockholder approval for any necessary increases in the authorized shares of common stock related to these offerings. If the Company is unable to complete one or more of such offerings or if the amount raised is not adequate, there can be no assurance that the Company can continue operations or meet its ongoing obligations and commitments. In addition, the Company is working with its vendors, lessors and lenders, to extend payment terms as the Company seeks to raise additional capital.

Refer to Note 3 to the accompanying condensed consolidated financial statements for a summary of the Company’s financing arrangements.

Off-Balance Sheet Arrangements

At December 31, 2012, the Company did not have any material commercial commitments (except for those noted in Note 3 “Commitments and Contingencies – Purchase Commitments” in the accompanying condensed consolidated financial statements), including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, under the direction of the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the three and six months ended December 31, 2012, other than the items identified above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, the Company is party to various legal proceedings in the normal course of business. It is expected that these claims would be covered by insurance subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. As of December 31, 2012, there were no legal proceedings which the Company would anticipate having a material adverse effect on its financial position, results of operations or cash flows.

Item 1A.	Risk Factors.

Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which was filed with the SEC on September 28, 2012, and in Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, which was filed with the SEC on November 16, 2012. There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K and Quarterly Report on Form 10-Q except:

Risks Related to Our Business

The Company may face challenges as it seeks to maintain sufficient liquidity, reduce its operating and other expenditures and raise additional funds. The Company may not be able to raise those funds or reduce its operating and other expenditures to expected levels.

The Company has experienced negative cash flow since its inception. The Company’s net cash used in operations for the six months ended December 31, 2012 was approximately $4.5 million and as of December 31, 2012, the Company had cash and cash equivalents of $1.4 million. As of December 31, 2012, the Company had incurred an aggregate of approximately $30.7 million in short and long-term indebtedness to third party lenders, including $2.8 million in senior secured convertible promissory notes. Much of this indebtedness is secured by certain of the Company’s assets. The Company’s business may not generate sufficient cash flow from operations or from other sources sufficient to enable it to repay its indebtedness and to fund its other liquidity needs, which could have a material adverse effect on its business, results of operations and financial condition.

In order to fund the Company’s operations, the Company will need to incur borrowings or raise capital through the sale of debt or equity securities including through the issuance of senior secured convertible promissory notes, or Notes, and warrants, or Warrants, described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” The Company’s ability to borrow or access the capital markets for future offerings, including the senior secured convertible promissory note and warrant financing, may be limited by its financial condition as well as by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond its control. The Company’s ability to obtain future financing is subject to the value of its unencumbered assets, the value of which is limited. In addition, the Company may seek to raise additional capital in additional closings of senior secured convertible promissory notes and warrants or in subsequent offerings. The terms of these proposed offerings may vary from the terms of the senior secured convertible promissory notes and warrants issued by the Company in November 2012 and February 2013. The Company anticipates that it will seek to consummate additional closings of senior secured convertible promissory notes and warrants through March 2013. There can be no assurance that the Company will be successful in completing these offerings or obtaining stockholder approval for any necessary increases in the authorized shares of common stock related to these offerings. If the Company is unable to complete one or more of such offerings or if the amount raised is not adequate, there can be no assurance that the Company can continue operations or meet its ongoing obligations and commitments. The Company’s failure to obtain the funds necessary for the operation of the business could have a material adverse effect on its business, results of operations and financial condition.

In addition, since early fiscal year 2012 through February 2013, the Company has engaged in cost saving initiatives. There can be no assurance that continued implementation of these cost savings initiatives will be successful or sufficient. The Company’s inability to continue to engage in cost savings initiatives will have a material adverse effect on its business, results of operations and financial condition.

Avantair recently experienced a voluntary stand down of its operations to complete reviews of its aircraft maintenance records and inspection of its aircraft in coordination with the Federal Aviation Administration (FAA) which could have an adverse impact on the Company’s ability to operate its aircraft and cause Avantair to incur substantial additional costs to continue flight operations.

On October 25, 2012, the Company made an announcement regarding the voluntary stand down of its operations in order to complete a comprehensive review of records and supporting maintenance documentation and an inspection of its aircraft fleet. This voluntary action was taken in coordination with the FAA. During the stand down, which lasted approximately three weeks, the Company furloughed a portion of its employees. Beginning November 8, 2012, the Company started recalling its employees and commenced operating some of its aircraft on November 11, 2012 with a return to service of a majority of its fleet by November 19, 2012. The effect of the operational stand down negatively impacted the Company’s cash receipts, liquidity and retention of program participants. Separate of charter and costs associated with retention of program participants, the Company incurred approximately $1.2 million for consulting, FAA, furlough, legal, communication and other costs. There can be no assurance that the Company will not incur additional costs in connection with the stand down, which may have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s pilots will have the opportunity to vote to join a labor union in February 2013. If successful, the unionization of the Company’s pilots could disrupt our operations and harm our business.

The Company’s pilots will have the opportunity to vote to join a labor union in February 2013. The Company respects its employees’ right to unionize or not to unionize. However, if the Company’s pilots are successful in organizing a union, it could result in increased labor costs or reduced operating efficiency for the Company, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks Related to Our Common Stock

There will be a substantial number of shares of the Company’s common stock available for sale in the future that will be substantially dilutive to its current stockholders and may cause a decrease in the market price of its common stock.

As of December 31, 2012, the Company had 40,903,717 shares of common stock outstanding, 639,516 shares of common stock available for future issuance under its Amended and Restated 2006 Long-Term Stock Incentive Plan (“2006 Long-Term Stock Incentive Plan”) and warrants to purchase 30,105,630 shares outstanding. In addition, as of December 31, 2012, the Company has 152,000 shares of Series A Convertible Preferred Stock outstanding. As of December 31, 2012, the Company has 12,142,878 shares of common stock reserved for issuance upon the conversion of the outstanding shares of Series A Convertible Preferred Stock. Beginning in the second quarter of fiscal year 2013, the Company initiated steps to raise additional capital through multiple offerings of securities. The securities offered will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. At the Initial Closing, which occurred on November 30, 2012, the Company issued $2.8 million in aggregate principal amount of Notes and Warrants to purchase 11,200,000 shares of the Company’s common stock. At an additional closing, which occurred on February 1, 2013, the Company issued an additional $712,500 in aggregate principal amount of Notes and Warrants to purchase 2,850,000 shares of common stock to ten accredited investors, that are also participants in the fractional ownership program, Notes in an aggregate principal amount of $712,500 and Warrants to purchase an aggregate of 2,850,000 shares. The Company may seek to raise additional capital in additional closings of the Notes and Warrants or subsequent offerings. The terms of these proposed offerings may vary from the terms of the Notes and Warrants. If one or more of these closings or offerings is consummated, the issuance of some or all of these securities will further substantially dilute the Company’s existing stockholders as will additional issuances that will be triggered under anti-dilution and similar provisions of the Company’s outstanding securities. Any dilution of the common stock may cause a decrease in the market price of the common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

LW Warrant and Warrant Amendment

On September 28, 2012, LW Air, which is controlled by Lorne Weil who is a director of the Company, and the Company amended the management agreements for each aircraft managed by the Company and owned by LW Air so that the Company is not required to pay LW Air additional amounts unless usage of the aircraft exceeds 1,350 hours per year, retroactive to the beginning of each management agreement. Simultaneous with this transaction, the Company issued an Amended and Restated Warrant (the “LW Warrant”) with Lorne Weil for the purchase of 2,373,620 shares of the Company’s common stock at an exercise price of $1.00 per share. The LW Warrant replaced the original warrant dated October 19, 2009 that was issued to Lorne Weil for the purchase of 2,373,620 shares of the Company’s common stock. The LW Warrant expires on October 19, 2015 and is subject to certain anti-dilution rights. On November 30, 2012, the Company amended the LW Warrant (the “Warrant Amendment”) which increased the number of shares for which the LW Warrant is exercisable from 2,373,620 shares to 3,560,430 shares of common stock and reduced the exercise price of the LW Warrant from $1.00 per share to $0.50 per share. The Warrant Amendment also amended the antidilution rights so the antidilution provisions of the LW Warrant set forth in the warrant would not apply in connection with the Notes and Warrants. The LW Warrant and Warrant Amendment were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering.

LW Restricted Stock Agreement and Additional LW Warrant

Effective September 28, 2012, the terms of the Company’s management agreements with LW Air were amended to irrevocably reduce LW Air’s monthly proceeds pursuant to each of the aircraft management agreements by $25,000 per month for a period of twelve consecutive months beginning in August 2012, or $0.3 million per aircraft, the aggregate reduction of LW Air’s monthly proceeds totaling $1.5 million, with respect to all five of the aircraft owned by LW Air. Simultaneous with this transaction, the Company entered into a Restricted Stock Agreement (the “LW Restricted Stock Agreement”), dated as of September 28, 2012, pursuant to which the Company issued to LW Air 2,000,000 shares of fully-vested restricted stock at a price of $0.75 per share, subject to certain antidilution rights, for an aggregate value of $1.5 million.

On November 30, 2012, the Company entered into Amendment No. 1 to the LW Restricted Stock Agreement with LW Air. The LW Restricted Stock Agreement provided that the shares issued would be entitled to antidilution protections, which would have required the issuance of additional shares to LW Air in connection with the issuance of the Notes and Warrants. Amendment No. 1 provides for, among other things, revised antidilution rights so the antidilution provisions in the LW Restricted Stock Agreement would not apply in connection with the issuance of the Notes and Warrants; the issuance of 4,000,000 additional shares of fully-vested restricted stock to LW Air on November 30, 2012 and warrants to purchase an aggregate of 6,000,000 shares of common stock (the “Additional LW Warrant”) on November 30, 2012, in substantially the same form as the Warrants. These warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering.

Amended and HF Restricted Stock Agreement and HF Warrant

In July 2012, the Company entered into a ten year lease agreement with Midsouth for $4.6 million, related to one used Piaggio Avanti II (“July Aircraft Lease and issued 200,000 shares of fully-vested restricted stock, with a par value of $0.0001, at a price of $1.50 per share to reduce the principal balance to be financed by $300,000 pursuant to a restricted stock agreement dated August 16, 2012 with Mr. Fuller (the “Original HF Restricted Stock Agreement”). Following the expiration of the lease agreement, the Company has the option to purchase the aircraft at the then fair market value. The obligation outstanding at September 30, 2012 totaled approximately $4.4 million. The Company paid no fees or commissions in connection with the issuance of these shares.

The Company is currently a party to various lease agreements with Midsouth, Mr. Fuller, or other entities controlled by Mr. Fuller for the lease of seven aircraft (“Aircraft Leases”). On November 30, 2012, the Company entered into an Amended and Restated Restricted Stock Agreement with Mr. Fuller (the “Amended HF Restricted Stock Agreement”), which amended and restated the Original HF Restricted Stock Agreement. Under the Amended HF Restricted Stock Agreement, Mr. Fuller agreed to a reduction in the interest portion of the lease payments under the Aircraft Leases in the aggregate amount of approximately $1.8 million over fifteen months, with a reduction in lease payments in the amount of approximately $0.2 million per month beginning in November 2012 through January 2013, and approximately $0.1 million per month for twelve consecutive months thereafter, ending on January 31, 2014. Pursuant to Amendment No. 1 to the N180HM lease agreement, Mr. Fuller also agreed to extend the term of the lease for an additional sixty (60) months, or until November 30, 2017, on similar terms, except that Mr. Fuller shall have the sole option to terminate the lease agreement and sell the aircraft and the Company agrees that it shall issue to Mr. Fuller a number of units (as defined below) equal to the result of dividing (A) the difference between $1.5 million and the numerical value of the then current payoff amount as outlined in the lease agreement for the aircraft by (B) 0.25. For purposes of this provision, a unit shall consist of one share of the Company’s common stock (the “Issued Stock”) (subject to adjustment as described below) and one warrant to purchase a share of the Company’s common stock at $0.50 (a “Warrant Share”). Mr. Fuller also agreed to extend the term of the Floor Plan Financing Agreement originally entered into in September 2011 for an additional eight (8) months, or until August 30, 2013. In consideration of the foregoing, the Company issued 8,200,000 shares of fully-vested restricted stock to Mr. Fuller, 1,000,000 shares of which related to the $0.3 million reduction in the principal balance of an aircraft to be financed and 7,200,000 shares related to the approximate $1.8 million reduction in the interest portion of the lease payments of the aircraft leases and Amendment No. 1 to the N180HM lease agreement, as well as a warrant (the “HF Warrant”) to purchase 8,400,000 shares of common stock in substantially the same form as the Warrants. The Amended HF Restricted Stock Agreement also contains certain antidilution protections. These securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering.

HF Overfly Warrant

On November 30, 2012, the Company issued a Warrant (the “HF Overfly Warrant”) to Mr. Fuller, to purchase 645,200 shares of common stock at an exercise price of $0.50 per share. The HF Overfly Warrant was issued in lieu of paying additional amounts owed to Mr. Fuller pursuant to certain Aircraft Leases as a result of the aircraft exceeding certain hourly usage limitations. These warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering.

Notes and Warrants

On November 30, 2012, the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) providing for the issuance of an aggregate of up to $10.0 million in principal amount of senior secured convertible promissory notes (the “Notes”) and warrants to purchase up to an aggregate of 40,000,000 shares of common stock (the “Warrants”) at an initial and additional closings (the “Financing”). The securities offered will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. At the Initial Closing, which occurred on November 30, 2012, the Company issued to certain members of the Company’s Board of Directors and their affiliates Notes in an aggregate principal amount of $2.8 million and Warrants to purchase an aggregate of 11,200,000 shares. At an additional closing, which occurred on February 1, 2013, the Company issued to ten accredited investors, that are also participants in the fractional ownership program, Notes in an aggregate principal amount of $712,500 and Warrants to purchase an aggregate of 2,850,000 shares (the “Additional Closing”). In addition, on January 17, 2013, the Company, the holders of the Notes and Warrants and Barry Gordon, as collateral agent, entered into the Amendment to Note and Warrant Purchase Agreement, Senior Secured Convertible Promissory Notes, Warrants, Security Agreement and Registration Rights Agreement (the “Note Financing Amendment”). The Notes bear interest at an initial rate of 2.0% per annum, which will increase to 12.0% per annum if the Company is unsuccessful in obtaining stockholder approval by March 31, 2013 to increase the Company’s authorized shares of common stock so that a sufficient number of shares are reserved for the conversion of the Notes. Holders of the Notes may, at their option, elect to convert all outstanding principal and accrued but unpaid interest on the Notes into shares of common stock at a conversion price of $0.25 per share, but may convert only a portion of such Notes if an inadequate number of authorized shares of common stock is available to effect such optional conversion. Holders of the Notes are entitled to certain anti-dilution protections. The Company may prepay the Notes on or after the November 28, 2014. The Notes have a maturity date of November 28, 2015, unless the Notes are earlier converted or an event of default or liquidation event occurs. An “event of default” occurs, in certain cases following a cure period or declaration by the holders of the Notes, if: the Company’s fails to pay any principal or interest when due under the Note; the Company materially breaches any covenant, representation or warranty under the Financing documents; certain bankruptcy related events occur; the Company admits in writing that it is generally unable to pay its debts as they become due; or the Company ceases the operation of its business without the consent of holders of the Notes. Upon an event of default, in such case following any applicable cure period or applicable declaration by the holders, or liquidation event, the Notes will become due and payable. The Warrants are exercisable at an exercise price of $0.50 per share, which exercise price is subject to certain anti-dilution protections, but the Warrants may not be exercised unless a sufficient number of authorized shares of common stock are available for the exercise of the Warrants. The Warrants expire on November 30, 2017. The securities were issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

EarlyBirdCapital, Inc. Warrants

The EarlyBirdCapital, Inc. warrants (“Warrants”) to purchase common stock are initially exercisable at an exercise price of $0.50 per share, which exercise price is subject to certain anti-dilution protections for issuances of certain securities of the Company at a price less than 75% of the then current exercise price. The Warrants are not exercisable, however, unless a sufficient number of authorized shares of common stock are available for the exercise of the Warrants. The Company has agreed to use best efforts to obtain stockholder approval to increase the number of authorized shares so that a sufficient number will be reserved for issuance upon exercise of the Warrants. Each Warrant expires on the date that is five years following the date the Warrant is issued, or November 30, 2017. The securities were issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 14, 2013

AVANTAIR, INC.

By:	/s/ Steven Santo
Steven Santo
Chief Executive Officer

By:	/s/ Carla Stucky
Carla Stucky
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

3.1	Fourth Amended and Restated Certificate of Incorporation.		Form 8-K (Exhibit 3.1)	1/25/13	000-51115

10.1	Note and Warrant Purchase Agreement, dated as of November 30, 2012, by and among the Company and certain investors.		Form 8-K (Exhibit 10.1)	12/6/12	000-51115

10.2	Form of Senior Secured Convertible Promissory Note		Form 8-K (Exhibit 10.2)	12/6/12	000-51115

10.3	Form of Warrant issued by the Company to certain investors.		Form 8-K (Exhibit 10.3)	12/6/12	000-51115

10.4	Security Agreement, dated as of November 30, 2012, by and among the Company and Barry Gordon as Collateral Agent.		Form 8-K (Exhibit 10.4)	12/6/12	000-51115

10.5	Registration Rights Agreement, dated as of November 30, 2012, by and among the Company and the investors party thereto.		Form 8-K (Exhibit 10.5)	12/6/12	000-51115

10.6	Amendment No. 1 to Restricted Stock Agreement, dated as of November 30, 2012, issued by the Company to LW Air.		Form 8-K (Exhibit 10.6)	12/6/12	000-51115

10.7	Warrant issued by the Company to LW Air on November 30, 2012.		Form 8-K (Exhibit 10.7)	12/6/12	000-51115

10.8	Amendment No. 1 to Amended and Restated Warrant, dated as of November 30, 2012, issued by the Company to Lorne Weil.		Form 8-K (Exhibit 10.8)	12/6/12	000-51115

10.9	Amended and Restated Restricted Stock Agreement, dated as of November 30, 2012, issued by the Company to Hugh Fuller.		Form 8-K (Exhibit 10.9)	12/6/12	000-51115

10.10	Warrant issued by the Company to Hugh Fuller on November 30, 2012.		Form 8-K (Exhibit 10.10)	12/6/12	000-51115

10.11	Warrant issued by the Company to Hugh Fuller on November 30, 2012.		Form 8-K (Exhibit 10.11)	12/6/12	000-51115

10.12	Amendment No. 1 to the N180HM Aircraft Lease Agreement, dated as of November 30, 2012, by and among the Company and Clear Aircraft, Inc.		Form 8-K (Exhibit 10.12)	12/6/12	000-51115

10.13	Warrant issued by the Company to EarlyBirdCapital, Inc. on November 30, 2012

10.14	Settlement Agreement, dated as of February 6, 2013, by and among the Company, Special Situations Fund III QP, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. and David Greenhouse.		Form 8-K (Exhibit 10.1)	2/8/13	000-51115

10.15	Form of Senior Secured Convertible Promissory Note issued by the Company		Form 8-K (Exhibit 10.2)	2/8/13	000-51115

10.16	Form of Warrant issued by the Company		Form 8-K (Exhibit 10.3)	2/8/13	000-51115

10.17	Registration Rights Agreement, dated as of February 6, 2013, by and among the Company, Special Situations Fund III QP, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. and David Greenhouse.		Form 8-K (Exhibit 10.4)	2/8/13	000-51115

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32	Certification of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from Avantair, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of December 31, 2012 (unaudited) and June 30, 2012 (Note 2), (ii) the Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2012 and 2011 (unaudited), (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2012 and 2011 (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).
*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.