Form 10-Q
period 2013-03-31
Avantair, Inc
filed 2013-06-13
CIK 1303849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

As of May 10, 2013, there were 40,901,634 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

CERTAIN DEFINITIONS

Unless the context indicates otherwise, the terms “Avantair”, “the Company”, “we”, “our” and “us” refer to Avantair, Inc. and, where appropriate, its subsidiaries. The term “Registrant” means Avantair, Inc.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and the future performance of the Company, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” or similar language. Our actual results could differ materially from the information contained in these forward-looking statements as a result of various factors, including, but not limited to, the factors outlined in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, particularly under the heading “Risk Factors,” the factors outlined in our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012, particularly under the heading “Risk Factors,” the factors outlined in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, particularly under the heading “Risk Factors,” and the factors outlined below:

(1)	our inability to generate sufficient net revenue in the future;

(2)	our inability to fund our operations and capital expenditures;

(3)	our inability to raise capital or meet cash flow projections, including our inability to raise funds through the issuance of convertible notes and warrants or through other financings;

(4)	extensive government regulation, including, but not limited to, the operational requirements of the Federal Aviation Administration;

(5)	our inability to generate sufficient cash flows to meet our debt service obligations or other financial obligations;

(6)	our inability to obtain new or retain current acceptable program participant contracts;

(7)	the potential impact to our business, financial condition and results of operations as a result of our pilot group unionization;

(8)	the inability to strategically eliminate more costly aircraft from our fleet and that such action may not see a corresponding decrease in the cost of flight operations;

(9)	the inability to achieve lower maintenance costs through the use of third party maintenance operators;

(10)	the loss of key personnel;

(11)	our inability to effectively manage our growth;

(12)	our inability to acquire additional aircraft and parts from our single manufacturer;

(13)	competitive conditions in the fractional aircraft industry;

(14)	the failure or disruption of our computer, communications or other technology systems;

(15)	changing economic conditions;

(16)	increases in fuel costs; and,

(17)	our failure to attract and retain qualified pilots and other operations personnel.

The risks described above and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 and in our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results. We do not undertake, and expressly disclaim, any obligation to update this forward-looking information, except as required by applicable law.

The forward-looking statements relating to future events and the future performance of the Company, include, without limitation, statements regarding: the ability of the Company to meet its primary operating strategy to achieve positive cash flows by continuing the Company’s cost savings initiatives; the timeline for the Company achieving positive cash flows; during the third fiscal quarter of 2013, the Company continued its plans to strategically eliminate more costly aircraft from its fleet, and as a result, the Company’s expectation to see a corresponding decrease in its cost of flight operations, which includes maintenance costs; the Company’s expectation of lower maintenance costs as a result of driving increased efficiencies through the use of third party aircraft maintenance operators to provide increased levels of maintenance contract services of its fleet; the Company’s belief that the effect of the operational stand down will continue to negatively impact its cash receipts, liquidity and retention of program participants in the near term; the Company’s assumption that it will continue as a going concern; the Company’s ability to obtain shareholder approval for increases in the authorized shares of common stock related to the offerings; and the Company’s expectation as the effects of the pilots unionization.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

AVANTAIR, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in Thousands, Except Share Data)

	March 31, 2013 (Unaudited)	June 30, 2012 (Note 2)
ASSETS
Current Assets
Cash and cash equivalents	$2,417	$5,302
Accounts receivable, net of allowance of $1,515 and $1,340, respectively	9,458	11,707
Inventory	82	155
Current portion of aircraft costs related to fractional share sales	2,458	8,458
Prepaid expenses and other current assets	5,630	3,830

Total current assets	20,045	29,452

Long-Term Assets
Aircraft costs related to fractional share sales, net of current portion	396	1,691
Property and equipment, net	38,838	40,136
Cash-restricted	2,015	2,226
Deposits on aircraft	7,341	7,193
Goodwill	—	1,141
Other assets	9,617	9,443

Total long-term assets	58,207	61,830

Total assets	$78,252	$91,282

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$11,447	$9,051
Accrued liabilities	9,815	6,393
Customer deposits	3,164	3,115
Short-term debt	6,853	12,000
Current portion of long-term debt	7,657	4,652
Current portion of deferred revenue related to fractional aircraft share sales	3,248	9,995
Unearned management fee, flight hour card and membership revenue	49,433	60,015

Total current liabilities	91,617	105,221

Long-Term Liabilities
Long-term debt, net of current portion	12,614	13,753
Senior secured convertible promissory notes	3,367	—
Derivative liabilities	8,164	—
Deferred revenue related to fractional aircraft share sales, net of current portion	6,603	8,179
Deferred revenue related to membership revenue, net of current portion	6	213
Other liabilities	2,741	2,465

Total long-term liabilities	33,495	24,610

Total liabilities	125,112	129,831

COMMITMENTS AND CONTINGENCIES
Series A convertible preferred stock, $.0001 par value, authorized 300,000 shares 152,000 share issued and outstanding	14,867	14,799

STOCKHOLDERS’ DEFICIT
Preferred stock, $.0001 par value, authorized 700,000 shares; none issued or outstanding	—	—
Common stock, Class A, $.0001 par value, 75,000,000 shares authorized, 40,901,634 and 26,497,468 shares issued and outstanding as of March 31, 2013 and June 30, 2012, respectively	4	3
Additional paid-in capital	61,019	57,830
Accumulated deficit	(122,750)	(111,181)

Total stockholders’ deficit	(61,727)	(53,348)

Total liabilities and stockholders’ deficit	$78,252	$91,282

The accompanying notes are an integral part of the consolidated financial statements.

AVANTAIR, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Amounts in Thousands, Except Share Data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Operating Revenue
Fractional aircraft shares sold	$2,076	$8,126	$8,900	$21,742
Lease revenue	1,065	729	3,046	1,680
Management and maintenance fees	21,123	21,355	64,820	62,622
Flight hour card and club membership revenue	6,236	7,758	20,088	25,520
Flight activity and other ancillary billing	3,662	5,406	13,129	14,841
Other revenue	498	2,222	3,040	5,112

Total operating revenue	34,660	45,596	113,023	131,517

Operating expenses
Cost of fractional aircraft shares sold	1,691	7,771	7,533	20,185
Cost of flight operations	21,815	20,371	62,458	58,822
Cost of fuel	8,399	9,469	24,417	28,469
General and administrative expenses	5,088	5,374	17,223	17,093
Selling expenses	708	1,433	2,318	5,010
Depreciation and amortization	1,090	1,094	3,679	3,173
Employee termination and other costs	—	883	69	883
Impaired goodwill expense	1,141	—	1,141	—
Gain on receipt of used share	(74)	—	(254)	—
(Gain) loss on sale of asset	(37)	(624)	417	(624)

Total operating expenses	39,821	45,771	119,001	133,011

Loss from operations	(5,161)	(175)	(5,978)	(1,494)

Other income (expenses)
Interest and other income	42	33	73	113
Interest expense	(1,560)	(1,080)	(3,367)	(3,376)
Change in fair value of derivative liabilities	(1,291)	—	(1,232)	—
Gain on debt extinguishment	—	—	—	439

Total other expenses	(2,809)	(1,047)	(4,526)	(2,824)

Net loss	(7,970)	(1,222)	(10,504)	(4,318)
Less preferred stock dividend	361	372	(1,065)	1,117

Net loss attributable to common stockholders	$(8,331)	$(1,594)	$(11,569)	$(5,435)

Loss per common share:
Basic and diluted	$(0.20)	$(0.06)	$(0.37)	$(0.21)

Weighted-average common shares outstanding:
Basic and diluted	40,901,634	26,489,424	31,420,648	26,454,261

The accompanying notes are an integral part of the consolidated financial statements.

AVANTAIR, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Nine Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,504)	$(4,318)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,679	3,173
Amortization of deferred interest related to capital lease obligation	—	109
Capitalized interest	—	35
Gain on receipt of used share	(254)	—
Gain on debt extinguishment	—	(439)
Accretion of discount on indebtedness	189	—
Change in fair value of derivative liabilities	1,232	—
Goodwill impairment	1,141	—
Loss on sale of assets, net of gain	417	(624)
Stock-based compensation	470	534
Bad debt expense	503	559
Other	30	—
Changes in operating assets and liabilities:
Accounts receivable	(356)	1,329
Inventory	325	56
Aircraft costs related to fractional share sales	7,295	18,892
Prepaid expenses and other current assets	19	505
Cash-restricted	211	136
Deposits on aircraft	(148)	914
Other assets	628	(2,844)
Accounts payable	3,344	2,863
Accrued liabilities	3,429	5,722
Customer deposits	49	1,342
Deferred revenue related to fractional aircraft share sales	(8,000)	(18,387)
Unearned management fee, flight hour card and club membership revenue	(10,789)	(884)
Other liabilities	590	(40)

Net cash (used in) provided by operating activities	(6,500)	8,633

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of asset	—	628
Capital expenditures	(1,645)	(3,110)

Net cash used in investing activities	(1,645)	(2,482)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under long-term debt	—	2,000
Proceeds from issuance of senior secured convertible promissory notes	7,732	—
Dividends paid	—	(1,026)
Principal payments on short-term debt	(250)	(500)
Principal payments on long-term debt	(2,222)	(5,122)

Net cash provided by (used in) financing activities	5,260	(4,648)

Net (decrease) increase in cash and cash equivalents	(2,885)	1,503
Cash and cash equivalents, beginning of the period	5,302	5,643

Cash and cash equivalents, end of the period	$2,417	$7,146

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$3,336	$3,377
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Accretion of Series A convertible preferred stock	$68	$68
Dividends accrued on Series A convertible preferred stock	$1,065	$342
Common shares surrendered in lieu of payroll taxes	$—	$15
Aircraft acquired through capital lease	$4,770	$6,100
Shares acquired in exchange for fractional lease	$754	$—
Shares acquired in noncash, reciprocal transfer	$1,348	$—
Shares acquired in noncash, non-reciprocal transfer	$180	$—
Warrants/restricted stock/convertible senior promissory note issued in connection with capital/operating leases	$5,960	$—
Additional aircraft cost in connection with modification of capital lease	$151	$—
Conversion of short-term note payable to capital lease	$—	$5,200
Conversion of short-term note payable to operating lease	$5,750	$—
Flight hour cards issued in consideration for repurchase of fractional aircraft shares	$—	$119
Short-term notes payable repayment upon completion of aircraft delivery rights transfer	$—	$1,300

The accompanying notes are an integral part of the consolidated financial statements.

AVANTAIR, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Deficit

For the Nine Months Ended March 31, 2013

(Amounts in Thousands)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2012	26,497	$3	$57,830	$(111,181)	$(53,348)

Stock-based compensation			470		470

Dividend on Series A convertible preferred stock				(1,065)	(1,065)

Accretion of preferred stock issuance costs			(69)		(69)

Issuance of shares in connection with vested restricted stock, net	5				—

Issuance of shares in connection with financing transactions	14,400	1	2,788		2,789

Net loss				(10,504)	(10,504)

Balance at March 31, 2013	40,902	$4	$61,019	$(122,750)	$(61,727)

The accompanying notes are an integral part of the consolidated financial statements.

AVANTAIR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The Company’s primary operating strategy is to achieve positive cash flows by continuing the Company’s cost savings initiatives, flight operation cost reductions associated with strategically eliminating more costly aircraft from its fleet and lowering maintenance costs as a result of driving increased efficiencies through the use of third party aircraft maintenance operators to provide increased levels of maintenance contract services for its fleet. Revenue by product category can be found in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2013 and 2012, respectively. Sales units by product category are as follows:

	Unit Sales for the Three Months Ended		Unit Sales for the Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012

New Fractional Ownership program shares sold	10	6.5	10	8.5
Axis Lease program shares leased	—	11.5	25	54
Axis Club Memberships (1)	—	—	—	1
Flight hour cards	74	81	198	271

(1)	Replaced by Axis Lease program in March 2011.

As of March 31, 2013, Avantair managed 56 aircraft within its fleet, which is comprised of 43 fractionally-owned aircraft, 6 company-owned core aircraft and 7 leased and company-managed aircraft.

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

        Beginning in the second quarter of fiscal year 2013, the Company initiated steps to raise additional capital through multiple offerings of securities. On November 30, 2012, the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) providing for the issuance of an aggregate of up to $10.0 million in principal amount of senior secured convertible promissory notes (the “Notes”) and warrants to purchase up to an aggregate of 40,000,000 shares of common stock (the “Warrants”). The securities offered will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. At the initial closing, which occurred on November 30, 2012, the Company issued to certain members of the Company’s Board of Directors and their affiliates Notes in an aggregate principal amount of $2.8 million and Warrants to purchase an aggregate of 11,200,000 common shares (the “Initial Closing”). On February 1, 2013, February 28, 2013 and March 20, 2013, the Company issued to eleven accredited investors, that are also participants in the fractional ownership program, Notes in an aggregate principal amount of $2.96 million and Warrants to purchase an aggregate of 11,850,000 shares of common stock. At an additional closing on March 29, 2013, the Company issued to an accredited investor a Note in an aggregate principal amount of $1.97 million and Warrants to purchase an aggregate of 7,880,000 shares of common stock (the “Additional Closing”). In addition, on January 17, 2013, the Company, the holders of the Notes and Warrants and Barry Gordon, as collateral agent, entered into the Amendment to Note and Warrant Purchase Agreement, Senior Secured Convertible Promissory Notes, Warrants, Security Agreement and Registration Rights Agreement (the “Note Financing Amendment”). The Notes bear interest at an initial rate of 2.0% per annum, which increased to 12.0% per annum since the Company was unsuccessful in obtaining stockholder approval by March 31, 2013 to increase the Company’s authorized shares of common stock so that a sufficient number of shares are reserved for the conversion of the Notes. Holders of the Notes may, at their option, elect to convert all outstanding principal and accrued but unpaid interest on the Notes into shares of common stock at a conversion price of $0.25 per share, but may convert only a portion of such Notes if an inadequate number of authorized shares of common stock is available to effect such optional conversion. Holders of the Notes are entitled to certain anti-dilution protections. As part of certain note and warrant agreements, the Company has provided holders with the option to convert the note or exercise the warrant into the Company’s common stock at a specified strike price. In order to prevent dilution, if the new strike price is lower than the original strike price on the day of conversion or exercise, the strike price would be lowered to the new conversion or exercise price. The Company has determined that these types of down round protection terms are considered derivatives.

The Company may prepay the Notes on or after November 28, 2014. The Notes have a maturity date of November 28, 2015, unless the Notes are earlier converted or an event of default or liquidation event occurs. The Warrants are exercisable at an exercise price of $0.50 per share, which exercise price is subject to certain anti-dilution protections, however the Warrants may not be exercised unless a sufficient number of authorized shares of common stock are available for the exercise of the Warrants. The Warrants expire on November 30, 2017. If the Company is unable to raise additional capital or the amount raised is not adequate, there can be no assurance that the Company can continue operations or meet its ongoing obligations and commitments. In addition, the Company is working with its vendors, lessors and lenders, to extend payment terms as the Company seeks to raise additional capital.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Reporting

The accompanying unaudited interim consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the interim financial statement rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements as required by Regulation S-X, Rule 8-03. The interim consolidated operating results are not necessarily indicative of the results for a full year or any interim period. The consolidated balance sheet as of June 30, 2012 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Basis of Presentation

All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the successful recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. As of March 31, 2013, the Company’s recurring net losses resulted in a working capital deficit of approximately $71.6 million and a stockholders’ deficit of approximately $61.7 million. In addition to the cost of acquiring aircraft, the Company’s primary expenses are related to fuel, aircraft repositioning (i.e., moving an aircraft from one location to another location to accommodate a program participant’s requirements), flight operations and pilot expenses, maintenance, charters, insurance and selling, general and administrative expenses.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has incurred recurring losses prior to the current period, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operation to sustain its operations for the foreseeable future. For the nine months ended March 31, 2013, the Company has incurred losses of $10.5 million and had an accumulated deficit of $122 million since inception.

For the next twelve months, the Company anticipates significant cash and capital needs to finance its business and cover its ongoing working capital needs in order to continue operations. The Company is currently in the arrears on various lease and vendor payments. The Company is funding monthly operations with cash receipts and incremental equity on an as needed basis. In order to cover its daily cash needs, the Company is considering raising additional funds in the form of equity of capital, senior loans through private placements, loan applications or any other alternative approach. The Company’s ability to obtain needed financing may be impaired by factors such as the capital markets, and the fact it is not profitable, which could impact the availability or cost of future financings. If the Company does not secure these funds, it may be forced to suspend or terminate operations.

On June 6, 2013, the Company commenced visual inspections and records review of the time controlled parts on its aircraft by voluntarily ceasing flying each aircraft during the period until the inspection with respect to such aircraft is completed in order to ensure the highest degree of compliance and safety. An audit of the time controlled parts was already underway during scheduled maintenance checks as part of its new safety system; however, the Company was notified of an anonymous call received questioning the adequacy of the system for monitoring time controlled parts. As such, it is the Company’s policy to fully investigate such claims. The Company anticipates that it will begin release of aircraft back into service on a continual basis this week following the completion of these inspections. The Company believes that the effect of the aircraft inspections may negatively impact its cash receipts, its liquidity and retention of program participants in the upcoming two to three month period.

The unaudited interim consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. The continuation of the Company as a going concern is dependent upon the ability of the Company to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability and obtaining additional funding.

Reclassifications

Management has reclassified various expenses within the operating expense section of the accompanying consolidated statements of operations for the three and nine months ended March 31, 2012. These reclassifications are primarily as follows:

•

Payroll taxes and benefit costs of approximately $1.2 million and $3.1 million have been reclassified and apportioned to cost of flight operations and selling expenses from general and administrative expenses for the three and nine months ended March 31, 2012;

•

Third-party fuel sale costs of approximately $0.4 million and $1.3 million have been reclassified to cost of fuel from general and administrative expenses for the three and nine months ended March 31, 2012; and

•

Cost of used shares of less than $0.7 million and $0.9 million have been reclassified to cost of fractional aircraft share sales from general and administrative expenses for the three and nine months ended March 31, 2012.

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

In January 2011, the Company changed its estimate of its depreciable life of its core aircraft to 20 years from its original seven year life. This change in estimate was based upon an evaluation of the aircrafts’ actual service life. This change in estimate was adopted prospectively, in accordance with Accounting Standards Codification (“ASC 250”) “Accounting Changes and Error Corrections” (“ASC 250”).

The Company’s strategy is to maintain and operate its aircraft for at least 10 years. The 20 year life is representative of the full service life of the aircraft, not an increase in the period that the Company intends to maintain and operate the aircraft.

Cash-restricted

Restricted cash includes cash where the Company’s ability to use the funds at any time is contractually limited or is generally designated for specific purposes arising out of certain contractual or other obligations. The Company agreed to restrict approximately $2.0 million and $2.2 million in cash at March 31, 2013 and June 30, 2012, respectively, to secure letters of credit related to deposits for leases, provide security for credit card charge backs and to secure fuel purchases. Management believes that these amounts will be restricted for at least one year and, accordingly, has classified such cash as long-term.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts of approximately $1.5 million and $1.3 million as of March 31, 2013 and June 30, 2012, respectively, for estimated losses arising from the inability of its program participants to make required payments. For the nine months ended March 31, 2013, the Company increased the allowance for doubtful accounts by $0.5 million and wrote off $0.3 million of accounts receivable balances against the allowance for doubtful accounts. The Company’s estimate is based on factors surrounding the credit risk of certain clients, historical collection experience and a review of the current status of accounts receivable. The Company’s estimate of the allowance for doubtful accounts is subject to change if the financial condition of the Company’s program participants were to deteriorate resulting in a reduced ability to make payments.

Inventory

Fuel inventory is valued at the lower of cost (determined by the first-in, first-out method) or market.

Concentration of Credit Risk and Sources of Supply

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash. At times, the Company’s cash balances may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of March 31, 2013, the Company had cash and cash equivalent balance of $2.2 million in excess of the federally insured limit of $250,000. All the Company’s cash in banks at March 31, 2013 was deposited in non-interest checking accounts.

The Company relies on three third-party fuel suppliers and generally relies on several suppliers for maintenance and other repairs for its aircrafts.

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

The carrying value of property and equipment to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360 “Property, Plant and Equipment” (“ASC 360”). Although the Company has had net losses and a current goodwill impairment charge, long-lived assets are not impaired because cash flow from use or ultimate sale of such aircraft support net book value.

Goodwill

During the third quarter of fiscal 2013, the Company experienced weaker operating performance and lowered its financial outlook. Taking these factors into account, the Company reassessed its financial outlook and consequently reevaluated the recoverability of goodwill. The Company performed the two-step impairment test and concluded that the Company’s carrying value exceeded its fair value. Based on the Company’s analyses, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the reporting unit. As a result, in the third quarter of fiscal 2013, the Company recorded a goodwill impairment charge of $1.1 million, representing all of the remaining goodwill for the Company.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.

If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment review is performed. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. The Company concluded that there was no impairment to be recorded for its long-lived assets as of March 31, 2013.

Revenue Recognition

The Company is engaged in the sale, lease and management of fractional ownership interests of professionally piloted aircraft for personal and business use and access to its aircraft fleet through 15, 25 or 50 hour flight hour cards. When a program participant purchases a fractional share or enters into a lease of a fractional share through the Company’s Axis Lease program (introduced in March 2011), they are also required to enter into a management and maintenance agreement, which grants the program participant the right to the use of the aircraft for a specified number of hours each year. Under the terms of the management and maintenance agreement, the Company agrees to manage, operate and maintain the aircraft on behalf of the program participant in exchange for a fixed monthly fee.

Flight activity and other ancillary billing includes revenue related to billings to the program participants for reimbursable costs incurred by the Company. These reimbursable costs include, but are not limited to, fuel, flight fees, maintenance costs required by Airworthiness Directives or Service Bulletins as mandated by the Federal Aviation Administration (“FAA”) and not covered by the regular maintenance provided for in the management and maintenance agreement, aircraft upgrades and other ancillary charges. Flight activity and other ancillary billing are recorded on a gross basis as revenue in accordance with ASC 605-45 “Principal Agent Considerations” (“ASC 605-45”).

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

Revenue from the sale of fractional aircraft shares sold before July 1, 2010 was deferred at the time of sale and is recognized ratably over the term of the related management and maintenance agreement in accordance with ASC 605-25 “Multiple-Element Arrangements” (“ASC 605-25”). Revenue from the sale of fractional shares sold after June 30, 2010 are recognized at the time of sale upon adoption of Accounting Standards Update (“ASU”) 2009-13 “Multiple-Deliverable Revenue Arrangements”, (“ASU 2009-13”) which updates ASC 605-25. There were no fractional aircraft shares sold during the three months ended March 31, 2013 requiring recognition under this guidance.

During fiscal year 2011, the Company initiated a promotion that offered the sale of select fractional shares which provided a repurchase guarantee at the expiration of the related seven year management and maintenance agreements. The guarantee may be exercised at the owner’s option for a determined percent of the original purchase price. The Company discontinued this residual guarantee program in October 2011. Sales through this promotion have been accounted for as operating leases in accordance with ASC 840 “Leases” (“ASU 840”) and the related revenue earned (less the guaranteed residual value) is recognized ratably over the term of the management and maintenance agreement. At March 31, 2013, guarantees under this program totaled approximately $4.9 million and are included in deferred revenue related to fractional aircraft share sales.

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

Aircraft costs relating to the sale of fractional shares sold after June 30, 2010 are recognized at the time of sale upon adoption of ASU 2009-13. There were no fractional aircraft shares sold during the three months ended March 31, 2013 requiring recognition under this guidance.

During fiscal year 2011, the Company initiated a promotion that offered the sale of select fractional shares which provided a repurchase guarantee at the expiration of the related seven year management and maintenance agreements. The guarantee may be exercised at the owner’s option for a determined percent of the original purchase price. The Company discontinued this residual guarantee program in October 2011. Sales through this promotion have been accounted for as operating leases in accordance with ASC 840 and the related costs were capitalized to property and equipment and depreciated over the 20 year useful life of the aircraft.

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

Fractionalized aircraft improvements are capitalized as other assets in the accompanying consolidated balance sheets and amortized over the lesser of the useful life of the improvement or the aircraft. The amortization of these costs is expensed in cost of flight operations in the accompanying consolidated statements of operations.

Core aircraft improvements are capitalized as property and equipment in the accompanying consolidated balance sheets and depreciated over the lesser of the useful life of the improvement, life of the aircraft or lease term. The depreciation of these costs is expensed in depreciation and amortization in the accompanying consolidated statements of operations.

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

A valuation allowance is established to reduce deferred tax assets to the amounts expected to be realized. The Company calculated an annual effective tax rate to determine the interim period income tax provisions. However, no tax liability was accrued for the three or nine months ended March 31, 2013, as the Company expects to have sufficient operating loss and tax credit carryforwards to cover any taxable income.

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

Stock-based compensation expense related to the Plan, which is included in general and administrative expenses in the accompanying consolidated statements of operations, was $157,068 and $470,065 for the three and nine months ended March 31, 2013, respectively, and was $178,876 and $533,531 for the three and nine months ended March 31, 2012, respectively. There were no related income tax benefits recognized in the accompanying consolidated statements of operations for the three months ended March 31, 2013 and 2012. As of March 31, 2013, the Company had 774,174 shares of restricted stock and 1,619,267 stock options outstanding.

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

The Company evaluated the conversion feature embedded in its Series A Convertible Preferred Stock based on the criteria of ASC 815 to determine whether the conversion feature would be required to be bifurcated from the Preferred Stock and accounted for separately as a derivative. Based on management’s evaluation, the embedded conversion feature for the preferred stock was valued at $1.8 million as of March 31, 2013 using the binomial-lattice method. The assumptions included initial strike price, reset price, market price at the valuation and measurement date, risk free rate, probability and volatility. See Note 4 Equity Transactions.

Additionally, the Company evaluated the conversion feature embedded in its senior secured convertible promissory notes based on the criteria of ASC 815 to determine whether the conversion feature would be required to be bifurcated from the senior secured convertible promissory note and accounted for separately as a derivative. Based on management’s evaluation, the embedded conversion feature meets the requirements of derivative accounting under ASC 815. The Company recorded this conversion feature at its fair value in accordance with ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”). The embedded conversion feature was valued at $0.07 per Note using the Monte Carlo method. Increases or decreases in the fair value of the conversion feature are included as a component of other income (expense) in the accompanying consolidated statements of operations for the respective period.

The Company evaluated the detachable Warrants based on the criteria of ASC 815 to determine whether the Warrants would be required to be accounted for separately as a derivative. Based on management’s evaluation, the detachable Warrants meet the requirements of derivative accounting under ASC 815. The Company recorded the detachable Warrants at their fair value in accordance with ASC 820. The detachable Warrants were valued at $0.09 per warrant using the Monte Carlo method. Increases or decreases in the fair value of the Warrants are included as a component of other income (expense) in the accompanying consolidated statements of operations for the respective period.

The Company is currently a party to various lease agreements with Midsouth, Mr. Fuller, or other entities controlled by Mr. Fuller for the lease of seven aircraft (“Aircraft Leases”). The original terms of the Aircraft Leases range from fifteen (15) months to one hundred twenty (120) months and the aggregate monthly lease payments for the Aircraft Leases total approximately $454,000.

On November 30, 2012, the Company entered into an Amended and Restated Restricted Stock Agreement with Mr. Fuller (the “Amended HF Restricted Stock Agreement”), which amended and restated the Restricted Stock Agreement dated August 16, 2012 with Mr. Fuller pursuant to which the Company previously issued to Mr. Fuller 200,000 shares of fully-vested restricted stock at a price of $1.50 per share to reduce the principal balance of an aircraft to be financed by $0.3 million. Under the Amended HF Restricted Stock Agreement, Mr. Fuller agreed to a reduction in the interest portion of the lease payments under the Aircraft Leases in the aggregate amount of approximately $1.8 million over fifteen months, with a reduction in lease payments in the amount of approximately $0.2 million per month beginning in November 2012 through January 2013, and approximately $0.1 million per month for twelve consecutive months thereafter, ending on January 31, 2014. Pursuant to Amendment No. 1 to the N180HM lease agreement, Mr. Fuller also agreed to extend the term of the lease for an additional sixty (60) months, or until November 30, 2017, on similar terms, except that Mr. Fuller will have the sole option to terminate the lease agreement and sell the aircraft and the Company agrees that it will issue to Mr. Fuller a number of units (as defined below) equal to the result of dividing (A) the difference between $1.5 million and the numerical value of the then current payoff amount as outlined in the lease agreement for the aircraft by (B) 0.25. For purposes of this provision, a unit will consist of one share of the Company’s common stock (the “Issued Stock”) (subject to adjustment as described below) and one warrant to purchase a share of the Company’s common stock at $0.50 (a “Warrant Share”). Mr. Fuller also agreed to extend the term of the Floor Plan Agreement originally entered into in September 2011 for an additional eight (8) months, or until August 30, 2013. In consideration of the foregoing, the Company issued 8,200,000 shares of fully-vested restricted stock to Mr. Fuller, 1,000,000 shares of which related to the $0.3 million reduction in the principal balance of an aircraft to be financed and 7,200,000 shares related to the approximate $1.8 million reduction in the interest portion of the lease payments of the aircraft leases and Amendment No. 1 to the N180HM lease agreement, as well as a warrant (the “HF Warrant”) to purchase 8,400,000 shares of common stock in substantially the same form as the Warrants. The Amended HF Restricted Stock Agreement also contains certain antidilution protections. The Company evaluated the HF Warrant based on the criteria of ASC 815 to determine whether the warrants would be required to be accounted for separately as a derivative. Based on management’s evaluation, the warrants issued in connection with the HF Warrant meet the requirements of derivative accounting under ASC 815. The Company recorded the warrants at their fair value in accordance with ASC 820. The warrants were valued at $0.03 per warrant using the Monte Carlo method. Increases or decreases in the fair value of the warrants are included as a component of other income (expense) in the accompanying consolidated statements of operations for the respective period.

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

On November 30, 2012, the Company entered into Amendment No. 1 to the LW Warrant (the “Warrant Amendment”) with Lorne Weil. The LW Warrant provided certain anti-dilution protections, which would have been triggered in connection with the issuance of the Notes and Warrants. The Warrant Amendment provides for, among other things, revised antidilution rights so the antidilution provisions set forth in the LW Warrant would not apply in connection with the issuance of the Notes and Warrants; a reduction in the exercise price to $0.50 per share; and an increase in the number of shares of common stock issuable upon exercise of the LW Warrant to 3,560,430 shares of common stock. The Company evaluated the Warrant Amendment based on the criteria of ASC 815 to determine whether these warrants would be required to be accounted for separately as a derivative. Based on management’s evaluation, the Warrant Amendment meets the requirements of derivative accounting under ASC 815. The Company recorded these warrants at their fair value of $0.02 per warrant using the Monte Carlo method, in accordance with ASC 820. Increases or decreases in the fair value of these warrants are included as a component of other income (expense) in the accompanying consolidated statements of operations for the respective period.

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

On November 30, 2012, the Company entered into Amendment No. 1 to the LW Restricted Stock Agreement with LW Air (“Amendment No. 1”). The LW Restricted Stock Agreement provided that the shares issued would be entitled to antidilution protections, which would have required the issuance of additional shares to LW Air in connection with the issuance of the Notes and Warrants. Amendment No. 1 provides for, among other things, revised antidilution rights so the antidilution provisions in the LW Restricted Stock Agreement would not apply in connection with the issuance of the Notes and Warrants; the issuance of 4,000,000 additional shares of fully-vested restricted stock to LW Air on November 30, 2012 and warrants to purchase an aggregate of 6,000,000 shares of common stock (the “Additional LW Warrant”) on November 30, 2012, in substantially the same form as the Warrants. The Company evaluated the Additional LW Warrant based on the criteria of ASC 815 to determine whether these warrants would be required to be accounted for separately as a derivative. Based on management’s evaluation, the Additional LW Warrant met the requirements of derivative accounting under ASC 815. The Company recorded the Additional LW Warrant at their fair value of $0.06 per warrant using the Monte Carlo method, in accordance with ASC 820. Increases or decreases in the fair value of these warrants are included as a component of other income (expense) in the accompanying consolidated statements of operations for the respective period.

On November 30, 2012, the Company issued a Warrant (the “HF Overfly Warrant”) to Mr. Fuller, to purchase 645,200 shares of common stock at an exercise price of $0.50 per share. The HF Overfly Warrant was issued in lieu of paying additional amounts owed to Mr. Fuller pursuant to certain Aircraft Leases as a result of the aircraft exceeding certain hourly usage limitations. The Company evaluated the HR Overfly Warrant based on the criteria of ASC 815 to determine whether these warrants would be required to be accounted for separately as a derivative. Based on management’s evaluation, the HF Overfly Warrant met the requirements of derivative accounting under ASC 815. The Company recorded the warrants at their fair value of $0.02 per warrant using the Monte Carlo method, in accordance with ASC 820. Increases or decreases in the fair value of these warrants are included as a component of other income (expense) in the accompanying consolidated statements of operations for the respective period.

Redeemable Securities

The Company accounts for Series A Preferred common stock in accordance with ASC 480-10-599-34, Classification and Measurement of Redeemable Securities which provides that securities that are optionally redeemable by the holder for cash or other assets are classified outside of permanent equity in temporary equity.

Fair Value Measurements

The Company has adopted the provisions of ASC 820 which defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 provides guidance on how to measure certain financial assets and financial liabilities at fair value. The requirement to measure an asset as liability at fair value is determined under the U.S. GAAP.

Certain of the Company’s assets and liabilities are considered to be financial instruments and are required to be measured at fair value in the consolidated balance sheets. Certain of these financial instruments, including cash and cash equivalents, accounts receivable, restricted cash, accounts payable, accrued liabilities, short-term debt and unearned management fees and flight hour card revenue, are measured at cost, which approximates fair value due to the short-term maturity of these instruments. Long-term obligations are measured at approximates fair value, given management’s evaluation of the instruments’ current rates compared to market rates of interest and other factors. Derivative liabilities are measured at fair value.

The Company measures fair value basis based on the following key objectives:

•	Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;

•

A three-level hierarchy (“Valuation Hierarchy”) which prioritizes the use of observable pricing data (Level 1 and Level 2 inputs as defined below) over unobservable pricing data (Level 3 inputs as defined below) is used in measuring value; and

•	The Company’s creditworthiness is considered when measuring the fair value of liabilities.

The valuation hierarchy used in measuring fair value is defined as follows:

•	Level 1 inputs are observed inputs such as quoted prices for identical instruments inactive markets;

•

Level 2 inputs are inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments inactive markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs are unobservable. Level 3 requires significant management judgment or estimation.

All items measures at fair value are required to be classified and disclosed as a Level 1, 2 or 3 asset or liability based on the inputs used to measure for value of an asset or liability in its entirety. An asset or liability classified as Level 1 is measured by quoted prices in active markets for identical instruments. An asset or liability classified as Level 2 is measured using significant observable inputs and an asset or liability classified as Level 3 is measured using significant unobservable inputs. Refer to Note 5 Fair Value Disclosure for the fair value classification table.

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

Comprehensive Income (Loss)

The Company adheres to the provisions of ASC 220, “Comprehensive Income” (“ASC 220”). This pronouncement establishes standards for reporting and display of comprehensive income or loss and its components (revenue, expense, gain and loss). In accordance with ASC 220, items requiring recognition as components of comprehensive income (loss) are required to be classified by their nature. Furthermore, the Company is required to display the accumulated balances of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the three months ended March 31, 2013 and 2012, there were no items that gave rise to other comprehensive income (loss), and net loss equaled comprehensive loss.

Recently Issued Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles -Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”) amends ASU 2011-08, Intangibles -Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with ASC Topic 350, Intangibles -Goodwill and Other. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for non-public entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company conducts a major part of its operations from leased facilities, which include airplane hangars and administrative offices. The 15 year hangar lease in Clearwater, Florida, which began in April 2006, is classified as an operating lease and was amended in September 2011 under Amendment Number One to the Hangar Lease Agreement (“Amendment Number One”). In accordance with Amendment Number One, the Company renegotiated its Clearwater, Florida lease to reduce its ongoing rent expense and fuel flow fees. Under the terms of Amendment Number One, the initial lease term was extended by five months and expires in September 2021. In January 2011, the Company entered into a three year operating lease agreement for a facility in Dallas, Texas, which is used to perform maintenance on the Company’s aircraft. In December 2011, the Company terminated its Caldwell, New Jersey lease and ceased its limited FBO operations at that facility. Simultaneously, the Company agreed to maintain a portion of an aircraft hangar in Caldwell, New Jersey for $2,000 per month. This hanger lease, which is classified as an operating lease, which would have expired in October 2018, was terminated in August 2012 pursuant to a 90 day mutual termination clause. In January 2013, the Company entered into the Fourth Amendment to Lease (the “Amendment”) on its facility located in Camarillo, California. The Amendment included the establishment of a base rent schedule per month through December 31, 2014 and the return of $250,000 representing one of the letters of credit in effect prior to the Amendment. Further, in January 2013, the Company ceased its FBO operations at the Camarillo facility and entered into a sublease agreement with an unrelated third party. The Company will retain a portion of the hangar which may be used for maintenance of the Company’s aircraft. The sublease agreement transferred all FBO operations to the unrelated third party and established a base rent schedule that reflects the reduced occupancy of the facility. This hangar lease, which is classified as an operating lease, expires in September 2021.

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

In August 2012, the Company entered into a seven year Aircraft Lease Agreement with a third party, related to a Piaggio Avanti II previously financed through a Midsouth Floor Plan financing agreement. Pursuant to the Aircraft Lease Agreement, the Company is obligated to provide the lessor a total of 400 flight hours per year during the term of the agreement. The transaction was evaluated in accordance with ASC 840-40 “Sale-Leaseback Transactions” (“ASC 840-40”). Based on the Company’s evaluation, the transaction met the specified criteria requiring immediate loss recognition due to a net difference between the netbook value of the relinquished asset and related liability. The loss is recorded as a loss on sale of asset in the accompanying consolidated statements of operations. Additionally, as consideration for finder’s fee services provided by a third party in connection with this transaction, the Company recorded $115,000 in August 2012 for services and issued warrants to purchase 50,000 shares of common stock. The fee and related value of the warrants are being amortized to aircraft lease expense over the term of the agreement. The warrants were valued using the Black-Scholes option-pricing model.

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

Purchase Commitments

As of March 31, 2013, the Company had contractual commitments to purchase 48 additional Piaggio Avanti II aircraft through calendar year 2013 with a mutual understanding that the aircraft delivery dates and any related payments can be extended. The total commitment, if exercised during the period, including a proposed price escalation, is valued at approximately $305.1 million, net of deposits paid on future aircraft deliveries of $6.4 million.

On June 20, 2008, the Company assigned its rights and obligations to purchase twenty Embraer Phenom 100 (“Phenom 100”) aircraft positions to Share 100 Holding Co., LLC (“Share 100”), a wholly-owned subsidiary of Avantair, Inc. On the same date, the Company entered into a membership interest purchase agreement with Executive Air Shares Corporation (“EAS”), in which EAS purchased the Class A membership of Share 100 and the Company retained the Class B membership. EAS, as Class A member, has the rights and obligations to purchase the Phenom 100 aircraft with positions one through eighteen and to fund payment due in connection with these aircraft. EAS paid Share 100 approximately $2.47 million in connection with these transactions and made an additional $750,000 capital contribution to Share 100 in December 2008, all of which was, immediately distributed to the Company. The Company as Class B member, has the rights and obligations to purchase the Phenom 100 aircraft with positions nineteen and twenty and to fund payment due in connection with these aircraft. EAS had the option to purchase aircraft nineteen and twenty which was to have been exercised by October 1, 2010; if exercised, EAS would reimburse the Company for all payments made relative to these aircraft and provide all remaining funds required. In the event that EAS did not exercise the option to purchase aircrafts nineteen and twenty by October 1, 2010, the Company would have the right and obligation to purchase the nineteenth and twentieth aircraft. The Company entered into agreements with EAS to extend the exercise requirement in November 2010, April 2011, and November 2011, which extended the exercise requirement to April 2011, December 2011 and June 2012, respectively. On May 25, 2012, the exercise requirement was extended an additional twelve months to June 1, 2013. Effective May 30, 2013, EAS has elected not to purchase the remaining two aircrafts. If EAS defaults under its obligations to purchase aircraft positions one through eighteen, EAS will forfeit all deposits paid for the undelivered aircraft, including the funds distributed to the Company. If the Company defaults under its obligations to purchase any undelivered aircraft following a breach by EAS, or if the Company fails to purchase the last two aircraft positions, the Company’s maximum exposure be the amounts due for undelivered aircraft at the time, which as of March 31, 2013 was valued at $43.4 million, net of deposits paid by the Company on undelivered aircraft of $300,000.

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

In September 2011, the Company took delivery of one new Piaggio Avanti P-180 aircraft, for resale in the Fractional Ownership program, financed through a Floor Plan Financing Agreement with Midsouth (the “Floor Plan Agreement”). The Floor Plan Agreement is similar to the previous arrangements between Midsouth and the Company with a term of the later of: (1) fifteen months or (2) until the date on which the net purchase price for the aircraft financed pursuant to the Floor Plan Agreement is paid. The Company initially agreed to pay Midsouth a monthly fee of $72,500 following the commencement of the term pursuant to the Floor Plan Agreement. The aircraft purchase agreement related to the aircraft currently financed pursuant to the Floor Plan Agreement originally required the Company to purchase it from the lender on or before December 31, 2012. On November 30, 2012, Midsouth agreed to extend the term of the Floor Plan Agreement for an additional eight months, or until August 30, 2013. In consideration of the foregoing, the Company issued 8,200,000 shares of fully-vested restricted stock to Mr. Fuller as well as the HF Warrant to purchase 8,400,000 shares of common stock. In connection with the reductions in the capital lease payments pursuant to the Amended HF Restricted Stock Agreement (see Capital Lease Transactions below), Midsouth agreed to a reduction in the monthly fee from $72,500 per month to $25,490 per month beginning November 2012 through January 2013 and to $46,264 per month for twelve consecutive months thereafter, ending on January 31, 2014. As of March 31, 2013, borrowings outstanding under the Floor Plan Agreement totaled $6.0 million.

Financing Commitments – Long-term

Long-term debt consists of the following as of March 31, 2013 (in thousands):

Midsouth Services, Inc.	$19,755
Iberia Bank	1,204

Subtotal	20,959
Less current portion	(7,657)
Less discount on capital leases	(688)

Long-term debt	$12,614

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

The Company evaluated the Aircraft Leases with Midsouth to determine if they qualified for continued treatment as capital leases under ASC 840. After applying the criteria for treatment as a capital lease, the Company determined that all Aircraft Leases still qualified as capital leases.

In July 2006, the Company entered into a lease agreement, pursuant to which Midsouth leased a core aircraft to the Company. The original lease agreement was accounted for as an operating lease. In April 2009, the Company amended the original lease agreement, pursuant to which the Company was required to pay $74,900 per month, at 11.0% interest per annum until August 2011, the expiration of the amended lease agreement. The Company accounted for this amendment as a capital lease in the accompanying consolidated balance sheets. In addition, the Company agreed to purchase the leased aircraft for approximately $3.0 million from Midsouth within sixty days following the expiration of the amended lease agreement. In August 2011, the Company entered into a second amendment to the aircraft lease agreement to extend the lease term for five years, and decrease monthly payments to $62,500. On November 30, 2012, in accordance with the Amended HF Restricted Stock Agreement, Midsouth agreed to further decrease the monthly payments on the lease to $40,000 beginning in November 2012 through January 2013 and to $40,779 for twelve consecutive months thereafter, ending on January 31, 2014. In accordance with ASC 840, the Company recalculated the net present value of the remaining minimum lease payments which resulted in a discount on the capital lease. The value of the HF Warrant and the fully-vested restricted stock was recognized as a discount against the lease liability. Upon expiration of the five year term, the Company may purchase, at its sole discretion, the aircraft at a purchase price of approximately $0.3 million. The obligation outstanding at March 31, 2013 totaled approximately $2.3 million.

On October 10, 2007, the Company entered into a lease agreement pursuant to which Midsouth leased a core aircraft to the Company. Under the lease agreement, Midsouth provided funding for the $4.7 million purchase of a pre-owned Piaggio P-180 aircraft. Midsouth leases the aircraft exclusively to the Company under a five year lease at 15.0% interest per annum. The monthly lease payments for the term of the lease were originally established at $89,000. On November 30, 2012, pursuant to Amendment No. 1 to the N180HM Lease Agreement, Mr. Fuller agreed to extend the term of the lease for an additional sixty months, or until November 30, 2017, except that Mr. Fuller shall have the sole option to terminate the lease agreement and sell the aircraft and the Company agrees that it shall issue to Mr. Fuller a number of units equal to the result of dividing (A) the difference between $1.5 million and the numerical value of the then current payoff amount as outlined in the lease agreement for the aircraft by (B) 0.25. For purposes of this provision, a unit shall consist of one share of the Company’s Issued Stock (subject to certain adjustments) and one Warrant Share. Additionally, on November 30, 2012, in accordance with the Amended HF Restricted Stock Agreement, Midsouth agreed to decrease the monthly payments on the lease to $40,000 beginning in November 2012 through January 2013 and to $43,850 for twelve consecutive months thereafter, ending on January 31, 2014. In accordance with ASC 840, the Company recalculated the net present value of the remaining minimum lease payments which resulted in a premium on the capital lease. The value of the HF Warrant and the fully-vested restricted stock was recognized as a discount against the lease liability. At the end of the five year lease term, the lease obligation will be fully satisfied and title shall transfer to the Company free and clear of all liens and encumbrances. The Company also has the option to purchase the aircraft anytime during the lease term at the then current guaranteed residual value as set forth on the amortization schedule without penalty. The Company accounts for this lease as a capital lease in the accompanying consolidated balance sheets. The obligation outstanding at March 31, 2013 totaled approximately $2.2 million.

In April 2009, the Company entered into a lease agreement, pursuant to which Midsouth leases a Piaggio P-180 aircraft to the Company for a ten year lease term at an initial rate of $75,000 per month, at 15.0% interest per annum. The Company is required to provide Midsouth with 100 hours of flight time per year during the lease term. Hours have been accounted for at their fair value and are liquidated as hours are flown. On November 30, 2012, in accordance with the Amended HF Restricted Stock Agreement, Midsouth agreed to decrease the monthly payments on the lease to $45,000 beginning in November 2012 through January 2013 and returning to $75,000 per month thereafter. In accordance with ASC 840, the Company recalculated the net present value of the remaining minimum lease payments which resulted in a discount on the capital lease. The value of the HF Warrant and the fully-vested restricted stock was recognized as a discount against the lease liability. Midsouth has the sole option to terminate the lease at the end of the fifth year of the lease term and require the Company to purchase the leased aircraft for approximately $3.8 million within ninety days of that date. If this option is not exercised by Midsouth, the lease will continue for the remaining five years of the lease term and, at the end of the ten year lease, the Company will be required to purchase the aircraft from Midsouth for $0.3 million. The obligation outstanding at March 31, 2013 totaled approximately $4.1 million.

In September 2011, simultaneous with the termination of the Floor Plan Finance Renewal Agreement and Renewal Guaranteed Aircraft Purchase Agreement for a Piaggio P-180 aircraft, the Company entered into a Lease Agreement, pursuant to which Midsouth leases a Piaggio P-180 aircraft to the Company for a five year lease term at an initial rate of $75,000 per month, at 15.0% interest per annum. The termination of the Floor Plan Financing Agreement and subsequent entrance into the Lease Agreement was evaluated in accordance with ASC 470 “Debt” (“ASC 470”). Based on the Company’s evaluation, the debt transaction met the specified criteria causing the transaction to be recorded in accordance with “Debt Modification and Extinguishment” guidance within ASC 470. As a result, the Company recognized a gain on debt extinguishment of $0.4 million, which is included in the accompanying consolidated statements of operations. On November 30, 2012, in accordance with the Amended HF Restricted Stock Agreement, Midsouth agreed to decrease the monthly payments on the lease to $45,000 beginning in November 2012 through January 2013 and returning to $75,000 per month thereafter. In accordance with ASC 840, the Company recalculated the net present value of the remaining minimum lease payments which resulted in a discount on the capital lease. The value of the HF Warrant and the fully-vested restricted stock was recognized as a discount against the lease liability. Following the expiration of the term of the Lease Agreement, the Company has agreed to purchase the leased aircraft for approximately $3.4 million from Midsouth. The Company accounts for this lease as a capital lease in the accompanying consolidated balance sheets. The obligation outstanding at March 31, 2013 totaled approximately $4.4 million.

In October 2011, the Company entered into a five year lease agreement with Midsouth for $2.0 million, related to one used aircraft previously financed by a Wells Fargo Equipment Finance, Inc. promissory note. The lease agreement initially required the Company to make principal payments ranging from $24,000 to $29,500 plus interest of 13% per annum. On November 30, 2012, in accordance with the Amended HF Restricted Stock Agreement, Midsouth agreed to decrease the monthly principal payments on the lease by $16,000 beginning in November 2012 through January 2013 and by $15,781 for twelve consecutive months thereafter, ending on January 31, 2014. In accordance with ASC 840, the Company recalculated the net present value of the remaining minimum lease payments which resulted in a premium on the capital lease. The value of the HF Warrant and the fully-vested restricted stock was recognized as a discount against the lease liability. Following the expiration of the term of the lease agreement, the Company has agreed to purchase the leased aircraft for approximately $0.4 million from Midsouth. The Company accounts for this lease as a capital lease in the accompanying consolidated balance sheets. The obligation outstanding at March 31, 2013 totaled approximately $1.6 million.

In May 2012, the Company entered into a two year lease agreement with Midsouth for $1.2 million, related to one used aircraft previously financed by a Wells Fargo Equipment Finance, Inc. promissory note. Under the terms of the agreement, the Company will make monthly lease payments to Midsouth in the amount of $55,319, which includes variable interest of 9.9% per annum (based on 4.9% over a floor of a 5% prime rate). On November 30, 2012, in accordance with the Amended HF Restricted Stock Agreement, Midsouth agreed to decrease the monthly payments on the lease to $50,000 beginning in November 2012 through January 2013 and to $52,645 for twelve consecutive months thereafter, ending on January 31, 2014. In accordance with ASC 840, the Company recalculated the net present value of the remaining minimum lease payments which resulted in a discount on the capital lease. The value of the HF Warrant and the fully-vested restricted stock was recognized as a discount against the lease liability. Following the expiration of the lease agreement, the Company will receive title to the aircraft. The Company accounts for this lease as a capital lease in the accompanying consolidated balance sheets. The obligation outstanding at March 31, 2013 totaled approximately $0.7 million.

In July 2012, the Company entered into a ten year lease agreement with Midsouth for $4.6 million, related to one used Piaggio Avanti II. The lease agreement initially required the Company to make monthly lease payments to Midsouth in the amount of $55,171, which includes variable interest of 9.9% per annum (based on 4.9% over a floor of a 5% prime rate). Additionally, the Company issued 200,000 shares of fully-vested restricted stock at a price of $1.50 per share in connection with this lease agreement. The restricted stock had a fair value of $0.65 per share and was capitalized into property and equipment, along with the principal amount of the loan of $4.6 million, and will be depreciated over the ten year lease agreement. On November 30, 2012, in accordance with the Amended HF Restricted Stock Agreement, the Company issued 1,000,000 million shares of fully-vested restricted stock at a price of $0.25 per share. The restricted stock had a fair value of $0.15 per share and was recorded as a discount against the principal amount of the loan and will be depreciated over the ten year lease. Additionally, Midsouth agreed to decrease the monthly payments on the lease to $43,000 beginning in November 2012 through January 2013 and returning to $55,171 per month thereafter. In accordance with ASC 840, the Company recalculated the net present value of the remaining minimum lease payments which resulted in a discount on the capital lease. The value of the HF Warrant and the fully-vested restricted stock was recognized as a discount against the lease liability. Following the expiration of the lease agreement, the Company has the option to purchase the aircraft at the then fair market value. The obligation outstanding at March 31, 2013 totaled approximately $4.3 million.

The capital lease obligations are included in long-term debt in the accompanying consolidated balance sheets.

Wells Fargo Equipment Finance, Inc.

In February 2005, the Company entered into financing arrangements for the purchase of two aircraft under two notes payable with Wells Fargo Equipment Finance, Inc. The notes were payable in monthly installments ranging from $10,644 to $38,480 with interest ranging from 5.96% to 6.12% per annum, through 2012. The notes were collateralized by both aircraft. In January 2012, in connection with the sale of one of the collateralized aircraft, the Company repaid one promissory note in the amount of approximately $790,000. In March 2012, the Company repaid the remaining promissory note in the amount of approximately $1.2 million. Accordingly, as of March 31, 2013, there were no obligations outstanding under these financing arrangements.

Iberia Bank

In August 2007, the Company and Iberia Bank, formerly Century Bank F.S.B., executed a $2.2 million note agreement for the purchase of one aircraft. The note is payable in monthly installments of $27,175 with interest of 8.25% per annum, through August 3, 2012. The note is collateralized by the aircraft. In September 2012, the Company extended the term of this loan to December 2013, which reduced the monthly installments to $26,769. The extension of the note agreement was evaluated in accordance with ASC 470. Based on the Company’s evaluation, the transaction did not meet specified criteria causing the transaction to be recorded in accordance with “Debt Modification and Extinguishment” guidance within ASC 470. The obligation outstanding at March 31, 2013 totaled approximately $1.2 million.

Wells Fargo

On October 31, 2007, the Company and Wells Fargo entered into a financing arrangement for the purchase of one used aircraft at a total purchase price of approximately $4.5 million (inclusive of the value of a flight hour card of 100 hours). Financing was obtained from Wells Fargo through a note payable of $3.9 million. This note was to be repaid monthly over 7 years at an interest rate equal to the LIBOR rate plus 4.0%. In October 2011, the Company repaid the promissory note in the amount of $1.4 million. Accordingly, as of March 31, 2013, there were no obligations outstanding under this financing arrangement.

Senior Secured Convertible Promissory Notes

On November 30, 2012, the Company entered into the Purchase Agreement providing for the issuance of an aggregate of up to $10.0 million in principal amount of Notes and Warrants to purchase up to an aggregate of 40,000,000 shares of the Company’s common stock at the Initial Closing and subsequent offerings (together, the “Financing”). At the Initial Closing, which occurred on November 30, 2012, the Company issued $2.8 million in aggregate principal amount of Notes and Warrants to purchase an aggregate of 11,200,000 shares of the Company’s common stock, to certain members of the Company’s Board of Directors and their affiliates. On February 1, 2013, February 28, 2013 and March 20, 2013 the Company issued to a total of eleven accredited investors Notes in an aggregate principal amount of $2,962,500 and Warrants to purchase an aggregate of 11,850,000 shares common stock. At an additional closing on March 29, 2013, the Company issued to an accredited investor Notes in an aggregate of $1,970,000 and Warrants to purchase an aggregate of 7,880,000 shares of common stock (the “Additional Closing”). In addition, on January 17, 2013, the Company, the holders of the Notes and Warrants and Barry Gordon, as collateral agent, entered into the Note Financing Amendment. The Notes and Warrants offered will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

The Notes bore interest at an initial rate of 2.0% per annum which increased to 12.0% per annum since the Company was unsuccessful in obtaining stockholder approval by March 31, 2013 to increase the Company’s authorized shares of common stock so that a sufficient number of shares are reserved for the conversion of the Notes. Holders of the Notes may, at their option, elect to convert all outstanding principal and accrued but unpaid interest on the Notes into shares of common stock at a conversion price of $0.25 per share but may convert only a portion of such Notes if an inadequate number of authorized shares of common stock is available to effect such optional conversion. Holders of the Notes are entitled to certain anti-dilution protections. The Company may prepay the Notes on or after November 28, 2014. The Notes have a maturity date of November 28, 2015, unless the Notes are earlier converted or an event of default or liquidation event occurs.

On December 12, 2012, the Company received a letter from Special Situations Fund III QP, L.P., Special Situations Caymans Fund, L.P., Special Situations Private Equity Fund, L.P. and David Greenhouse (collectively, the “SSF Investors”) claiming that liquidated damages were payable by the Company to the SSF Investors under the Registration Rights Agreement dated October 16, 2009 by and among the Company, certain investors and EarlyBird Capital LLC. On February 6, 2013, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with the SSF Investors to resolve the matter and issued to the SSF Investors senior secured convertible promissory notes having an aggregate principal amount of $1,055,537 (the “SSF Notes”) and warrants to purchase an aggregate of 4,222,148 shares of common stock (the “SSF Warrants”). The SSF Warrants are exercisable at an exercise price of $0.50 per share, which exercise price is subject to certain anti-dilution protections, but the SSF Warrants may not be exercised unless a sufficient number of authorized shares of common stock are available for the exercise of the SSF Warrants. In addition, the SSF Warrants may be exercised on a cashless basis if a registration statement covering the shares underlying the SSF Warrants, or an exemption from registration, is not available for the resale of such shares underlying the SSF Warrants. The SSF Warrants expire on November 30, 2017. The Company accrued the settlement amount of $1.1 million to general and administrative expenses during the second quarter of fiscal year 2013.

The SSF Notes bore interest at an initial rate of 2.0% per annum, which increased to 12.0% per annum since the Company was unsuccessful in obtaining stockholder approval by March 15, 2013 to increase the Company’s authorized shares of common stock so that a sufficient number of shares are reserved for the conversion of the SSF Notes. Holders of the SSF Notes may, at their option, elect to convert all outstanding principal and accrued but unpaid interest on the SSF Notes into shares of common stock at a conversion price of $0.25 per share, but may convert only a portion of such SSF Notes if an inadequate number of authorized shares of common stock is available to effect such optional conversion. Holders of the SSF Notes are entitled to certain anti-dilution protections. The Company may prepay the SSF Notes on or after November 28, 2014. The SSF Notes have a maturity date of November 28, 2015, unless the SSF Notes are earlier converted or an event of default or liquidation event occurs.

On February 6, 2013, the Company entered into a Registration Rights Agreement with SSF pursuant to which the Company has agreed to register under the Securities Act of 1933, as amended, the shares of common stock issuable upon conversion of the SSF Notes and SSF Warrants. The Company was required to file such resale registration statement on Form S-1 (or Form S-3 if the Company was eligible to use Form S-3) no later than the earlier of ten days after the Share Increase Effective Date or May 27, 2013 (“Filing Deadline”). Since the registration statement was not filed with the SEC prior to the Filing Deadline, the Company shall pay SSF liquidated damages payments in an amount equal to (i) 3.0% of the aggregate principal amount of the SSF Notes for the first sixty-day period following the Filing Deadline for which no registration statement is filed and (ii) thereafter 1.5% of the aggregate principal amount of the SSF Notes for each thirty-day period following the Filing Deadline for which no registration statement is filed.

The carrying value of the senior secured convertible promissory notes as of March 31, 2013 was as follows (amounts in thousands):

Par value of senior secured convertible promissory notes	$8,788
Discount related to embedded conversion feature[1]	(2,676)
Discount related to detachable warrants[2]	(3,247)
Accretion of discount on embedded conversion feature[3]	502

Carrying value of senior secured convertible promissory notes	$3,367

[1]

The Notes contain an embedded conversion feature that the Company has determined is a derivative requiring bifurcation in accordance with the provisions of ASC 815. The embedded conversion feature of the Notes was valued at approximately $0.07 per Note using the Monte Carlo method at March 31, 2013. The fair value of the embedded conversion feature of approximately $2.5 million was recorded as a derivative liability with the offset recorded as a discount on the Notes and included as a component of Senior secured convertible promissory notes in the accompanying consolidated balance sheet as of March 31, 2013.

[2]

The Notes contain detachable Warrants that the Company has determined are derivatives requiring bifurcation in accordance with the provisions of ASC 815. The detachable Warrants were valued at approximately $0.09 per warrant using the Monte Carlo method at March 31, 2013. The fair value of the detachable Warrants of approximately $3.1 million was recorded as a derivative liability with the offset recorded as a discount on the Notes and included as a component of Senior secured convertible promissory notes in the accompanying consolidated balance sheet as of March 31, 2013.

[3]

Accretion of the discount on the embedded conversion feature of $228,611 was recorded to interest expense for the three months ended March 31, 2013 using the effective interest method. Accretion of the discount on the detachable Warrants of $274,450 was recorded to interest expense for the three months ended March 31, 2013 using the effective interest method.

Aircraft Incident

In November 2011, one of the Company’s fractionally-owned aircraft, a 2007 Piaggio P-180, was involved in an incident (“Aircraft Incident”), following which the aircraft was declared a total loss by the Company’s insurer. Only minor injuries were sustained by the passengers and crew. The Company was required to maintain insurance on the aircraft that covered its replacement value, which was estimated to be $4.8 million. During December 2011, the Company received $6.5 million of insurance proceeds which were initially recorded as an accrued liability as of December 31, 2011. The additional insurance proceeds were a result of the Company insuring its aircraft in excess of the replacement value to reimburse the Company for expenses associated with a reduction in available aircraft in its fleet, including, but not limited to, costs incurred for chartered flights, repositioning aircraft to accommodate owner’s requirements, and maintenance costs associated with higher flight hours on the remaining fleet. These proceeds offset similar expenses during the third and fourth quarters of fiscal year 2012 and the first quarter of fiscal year 2013. The fractional ownership documents permit the Company to replace the aircraft on behalf of the fractional owners with another aircraft that is substantially similar and has a market value approximately equal to or greater than the market value of the 2007 Piaggio P-180 involved in the Aircraft Incident. During the third and fourth quarters of fiscal year 2012, the Company purchased the fractional owners’ interest in the aircraft, and simultaneously, the fractional owners of the 2007 Piaggio P-180 entered into new fractional ownership documents for a substantially similar replacement aircraft interest. During the third and fourth quarters of fiscal year 2012, the Company paid a total of approximately $4.8 million and transferred 16.0 fractional shares in connection with this incident. During the first quarter of fiscal year 2013, the Company paid approximately $0.4 million in connection with this incident. As of March 31, 2013, the insurance proceeds liability was zero. In accordance with ASC 225 “Income Statement” (“ASC 225”), there was no gain or loss recognized in connection with the loss of this aircraft.

Employee Termination and Other Costs

During the third quarter of fiscal year 2012, the Company developed and implemented plans to improve sales performance and deliver efficiencies within the finance department. These plans were evaluated and recorded in accordance with ASC 420 “Exit or Disposal Cost Obligations” (“ASC 420”). In connection with the changes in the sales and finance departments, the Company incurred various costs and obligations, including severance payouts to employees and other related charges. The Company expects total costs associated with these activities to be approximately $1.0 million. As of March 31, 2013, the liability attributable to unpaid employee termination and other expense was less than approximately $0.1 million, representing a reduction of approximately $0.1 million from the unpaid employee termination and other expense liability as of June 30, 2012, which was $0.2 million. The reduction in liability represents amounts paid during the nine month period ended March 31, 2013. This liability is included in accrued liabilities in the accompanying consolidated balance sheets.

NOTE 4 – EQUITY TRANSACTIONS

Capital Stock, Redeemable Preferred Stock

As of March 31, 2013, the Company had 40,901,634 shares of its common stock outstanding and 2,699,566 shares of common stock reserved for future issuance under the Company’s 2006 Long-Term Incentive Plan.

As of March 31, 2013, the Company had 152,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Shares”) outstanding. The Company assessed the redemption feature of the Series A Preferred Shares to determine if the instrument should be accounted for as a liability in accordance with ASC Topic 480. The Company has 23,818,303 shares of common stock reserved for issuance upon the conversion of the outstanding Series A Preferred Shares. As a result of the sale of shares consummated on June 30, 2009, September 25, 2009 and October 16, 2009, the conversion price of the Series A Preferred Shares was reduced from $5.15 to $3.57. As a result of the grant of fully-vested restricted stock in July 2012 and September 2012 related to a new capital lease and an amendment of an operating lease, the conversion price of the Series A Preferred Shares was reduced from $3.57 to $3.36. As a result of November 2012 amendments to the July 2012 and September 2012 grants of fully-vested restricted stock related to a new capital lease and an amendment of an operating lease, and new grants of restricted stock in November 2012 related to a reduction in interest on capital lease and floor plan payments, as well as the Notes and Warrants issued pursuant to the Closing as of March 31, 2013, the conversion price of the Series A Preferred Shares was reduced from $3.36 to $0.64.

Based on the number of shares necessary to convert compared to shares authorized and available for issuance along with the other demands on available shares as of March 31, 2013, the Company recognized the embedded conversion feature in the preferred shares as a derivative and bifurcated its value and reconsidered it as a separate liability.

The fair value of the conversion option was determined using a lattice-binomial model. This model requires the input of highly subjective assumptions, including price volatility of the underlying stock. Changes in the subjective input assumptions can materially affect the estimate of fair value of options granted and the Company’s results of operations could be impacted.

The inputs to the model at March 31, 2013 were as follows:

The Company’s stock price at March 31, 2013	$0.13
Conversion price	$0.64
Dividend yield (per share)	N/A
Risk-free interest rate	0.06%
Expected volatility rate	85%

A derivative liability of $1.8 million was recognized with a corresponding charge in the statement of operations in the third quarter ended March 31, 2013.

During the nine months ended March 31, 2013, the Company accrued, but did not pay, dividends on preferred stock of approximately $1.0 million. The Company does not expect to pay dividends on preferred stock for the foreseeable future. As a result of not paying the preferred stock dividend, the dividend rate increased from 9.0% to 9.5% as of March 31, 2013. Continued non-payment of the preferred stock dividends will result in further increases to the dividend rate.

Shares of Reserved Common Stock

As of March 31, 2013, the Company had 75,000,000 shares of its common authorized with 40,901,634 shares issued and outstanding. The Company had 2,699,566 shares of common stock reserved for future issuance under its 2006 Long-Term Stock Incentive Plan. Pursuant to the 2006 Long-Term Incentive Plan, 2.8 million shares of common stock are reserved for issuance under this plan. The Company had unvested restricted stock of 774,174 and 1,619,267 stock options outstanding. The Company entered into Amended and Restated Restricted Stock Agreements with two entities and had reserved on its books 3,526,087 shares of common stock.

As of March 31, 2013, the Company had 152,000 shares of Series A Convertible Preferred Stock outstanding. The Company had 23,818,303 shares of common stock reserved on its books and records for issuance upon the conversion of the outstanding shares of Series A Convertible Preferred Stock.

As of March 31, 2013, the Company had 57,383,865 shares of common stock reserved on its books for issuance upon the conversion of the warrant and 35,152,148 shares of common stock for the issuance upon the conversion of the outstanding convertible secured promissory notes.

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

•

496,450 stock options to employees of the Company, subject to a three year vesting schedule, with one-third vesting on each successive anniversary date of grant. The fair value of the stock options was $0.42 per share.

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

On March 21, 2013, Mr. Wagman resigned as President and terminated his employment with the Company effectively on April 14, 2013, at which time all unvested shares and stock options were forfeited.

Warrants and Notes

The following assumptions were used in valuing the warrants and notes under the Monte Carlo method on their respective dates of issuance. The Monte Carlo method is a theoretical forward-looking valuation model.

	Date of Issuance	Underlying stock value	Exercise price	Term (years)	Volatility	Interest rate	Number of simulations	Fair Value of Warrant on Date of Issuance
EarlyBirdCapital Warrants
Third Party Aircraft Purchase AgreementA	August 3, 2012	$0.40	$1.00	3.06	75.00%	0.32%	One million	$0.07
Purchase AgreementB	November 25, 2012	$0.15	$0.50	5.00	85.00%	0.70%	One million	$0.10
LW Air Warrants
Additional LW WarrantC	November 30, 2012	$0.15	$0.50	3.00	85.00%	0.36%	One million	$0.08
Warrant AmendmentD	November 30, 2012	$0.15	$0.50	2.88	85.00%	0.36%	One million	$0.03
Hugh Fuller Warrants
HF WarrantE	November 30, 2012	$0.15	$0.50	5.00	85.00%	0.65%	One million	$0.04
HF Overfly WarrantF	November 30, 2012	$0.15	$0.50	3.00	85.00%	0.36%	One million	$0.04
Senior Secured Convertible Promissory Notes
Detachable WarrantsG	November 30, 2012	$0.15	$0.50	5.00	85.00%	0.65%	One million	$0.10
Embedded Conversion FeatureH	November 30, 2012	$0.15	$0.25	3.00	85.00%	0.36%	One million	$0.09
SSF Investors
Settlement Agreement	February 6, 2013	$0.15	$0.50	2.67	85.00%	0.60%	One million	$0.07
Warrants	February 6, 2013	$0.15	$0.50	4.67	85.00%	1.20%	One million	$0.09
Senior Secured Convertible Promissory Notes
Detachable WarrantsG	February 1, 2013	$0.15	$0.50	4.67	85.00%	1.20%	One million	$0.09
Embedded Conversion FeatureH	February 1, 2013	$0.15	$0.25	2.67	85.00%	0.60%	One million	$0.07
Detachable WarrantsG	February 28, 2013	$0.15	$0.50	4.67	85.00%	1.20%	One million	$0.09
Embedded Conversion FeatureH	February 28, 2013	$0.15	$0.25	2.67	85.00%	0.60%	One million	$0.07
Detachable WarrantsG	March 20, 2013	$0.15	$0.50	4.67	85.00%	1.20%	One million	$0.09
Embedded Conversion FeatureH	March 20, 2013	$0.15	$0.25	2.67	85.00%	0.60%	One million	$0.07
Detachable WarrantsG	March 29, 2013	$0.15	$0.50	4.67	85.00%	1.20%	One million	$0.09
Embedded Conversion FeatureH	March 29, 2013	$0.15	$0.25	2.67	85.00%	0.60%	One million	$0.07

On August 3, 2012, pursuant to an agreement between EBC and the Company, in consideration for services rendered in connection with an aircraft purchase agreement with a third party, the Company issued to EBC and its affiliates 50,000 warrants to purchase common stock which expire on August 2, 2015. Each warrant permits the holder to purchase one share of the Company’s common stock at an exercise price of $0.60 per share. The fair value of the warrants was estimated at $0.07 per warrant. Due to the immateriality of the amount, the Company immediately expensed the full amount to cost of flight operations during the three months ended September 30, 2012. The Company has the option to redeem warrants at any time at the price of $0.01 per warrant, provided that the volume weighted average price of the Company’s common stock has been at least 200.0% of the exercise price of a warrant for any twenty trading days during any consecutive thirty trading day period ending on the third trading day preceding the date of the notice of redemption. The holder did not exercise any of the warrants nor did the Company redeem any of the warrants on or after August 3, 2012 through March 31, 2013. These warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering.

B. EarlyBirdCapital, Inc. Purchase Agreement

On November 25, 2012, in consideration for financial consulting and/or investment banking services performed by EBC in connection with the Purchase Agreement, the Company issued warrants to EBC for the purchase of 250,000 shares of the Company’s common stock which expire on November 25, 2017. Each warrant permits the holder to purchase one share of the Company’s common stock at an exercise price of $0.50 per share. The fair value of the warrants was estimated at $0.10 per warrant using the Monte Carlo method. Due to the immateriality of the amount, the Company immediately expensed the full amount to interest expense during the three months ended December 31, 2012. The holder did not exercise any of the warrants nor did the Company redeem any of the warrants on or after November 25, 2012 through March 31, 2013. These warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering.

C. Additional LW Warrant

On November 30, 2012, the Company entered into Amendment No. 1 with LW Air. The LW Restricted Stock Agreement provided that the shares issued would be entitled to antidilution protections, which would have required the issuance of additional shares to LW Air in connection with the issuance of the Notes and Warrants. Amendment No. 1 provides for, among other things, revised antidilution rights so the antidilution provisions in the LW Restricted Stock Agreement would not apply in connection with the issuance of the Notes and Warrants; the issuance of 4,000,000 additional shares of fully-vested restricted stock to LW Air and the Additional LW Warrant to purchase an aggregate of 6,000,000 shares of common stock in substantially the same form as the Warrants. The Additional LW Warrant permits the holder to purchase shares of the Company’s common stock at an exercise price of $0.50 per share. The fair value of the Additional LW Warrant was estimated at $0.06 per warrant and approximately $0.5 million will be expensed to cost of flight operations over the three year term. During the three months ended March 31, 2013, the Company expensed less than $0.1 million in cost of flight operations. The warrants underlying the Additional LW Warrant expire on November 28, 2015 and while effective, the warrants are subject to certain anti-dilution rights. The holder did not exercise any of the warrants on or after November 30, 2012 through March 31, 2013. These warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering.

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

On November 30, 2012, the Company entered into the Warrant Amendment with Lorne Weil. The LW Warrant provided certain anti-dilution protections, which would have been triggered in connection with the issuance of the Notes and Warrants. The Warrant Amendment provides for, among other things, revised antidilution rights so the antidilution provisions set forth in the LW Warrant would not apply in connection with the issuance of the Notes and Warrants; a reduction in the exercise price to $0.50 per share; and an increase in the number of shares of common stock issuable upon exercise to 3,560,430 shares of common stock. The fair value of the warrants was estimated at $0.02 per warrant and approximately $0.1 million will be expensed to cost of flight operations over the approximate three year term. During the three months ended March 31, 2013, the Company expensed less than $0.1 million in cost of flight operations, for a cumulative adjustment that was based on the fair value of the recently amended warrants, retroactive to the beginning of the original lease agreement. The remaining balance of the original warrant, LW Warrant and the Warrant Amendment will be recognized ratably over the remaining lease term. The warrants underlying the Warrant Amendment expire on October 19, 2015 and are subject to certain anti-dilution rights. Lorne Weil did not exercise any of the warrants nor did the Company redeem any of the warrants on or after September 28, 2012 through March 31, 2013. These warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering.

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

The HF Warrant will expire on November 30, 2017, and permits the holder to purchase one share of the Company’s common stock at an exercise price of $0.50 per share. The fair value of the HF Warrants was estimated at $0.03 per warrant and approximately $0.3 million will be expensed to interest expense over the five year term. During the three months ended March 31, 2013, the Company expensed less than $0.1 million in interest expense. The Company has the option to redeem the warrants at any time at the price of $0.01 per warrant, provided that the volume weighted average price of the Company’s common stock has been at least 300.0% of the exercise price of a warrant for any twenty trading days during any consecutive thirty trading day period ending on the third trading day preceding the date of the notice of redemption. Mr. Fuller did not exercise any of the warrants nor did the Company redeem any of the warrants on or after November 30, 2012 through March 31, 2013. These warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering.

F. HF Overfly Warrant

On November 30, 2012, the Company issued the HF Overfly Warrant to Mr. Fuller, to purchase 645,200 shares of the Company’s common stock. The HF Overfly Warrant was issued in lieu of paying additional amounts owed to Mr. Fuller pursuant to certain Aircraft Leases as a result of the aircraft exceeding certain hourly usage limitations. The warrants expire on November 30, 2015. Each warrant permits the holder to purchase one share of the Company’s common stock at an exercise price of $0.50 per share. The fair value of the warrants was estimated at $0.02 per warrant and approximately less than $0.1 million will be expensed to interest expense over the three year term. During the three months ended March 31, 2013, the Company expensed less than $0.1 million in interest expense. The remaining balance of the warrants, as of March 31, 2013, will be recognized ratably over the remaining lease terms. The Company has the option to redeem warrants at any time at the price of $0.01 per warrant, provided that the volume weighted average price of the Company’s common stock has been at least 300.0% of the exercise price of a warrant for any twenty trading days during any consecutive thirty trading day period ending on the third trading day preceding the date of the notice of redemption. The holder did not exercise any of the warrants nor did the Company redeem any of the warrants on or after November 30, 2012 through March 31, 2013. These warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering.

G. Detachable Warrants

On November 30, 2012, the Company issued $2.8 million in aggregate principal amount of Notes and Warrants to purchase an aggregate 11,200,000 shares of the Company’s common stock to certain members of the Company’s Board of Directors and their affiliates. On February 1, 2013, February 28, 2013 and March 20, 2013, the Company issued in aggregate principal amount of Notes $2.96 million and Warrants to purchase an aggregate of 11,850,000 shares of the Company’s common stock to eleven accredited investors. At an additional closing on March 29, 2013, the Company issued to an accredited investor $1.97 million in a principal amount Note and Warrant to purchase 7,880,000 shares of the Company’s common stock. The Warrants are exercisable at a price of $0.50 per share. The fair value of the Warrants was estimated at $0.10 and $0.09 per Warrant for November 2012 and March 2013, respectively and approximately $3.2 million will be expensed to interest expense over the five year term. During the nine months ended March 31, 2013, the Company expensed less than $0.3 million in interest expense. The remaining balance of the Warrants, as of March 31, 2013, will be recognized ratably through the exercise date of the Warrant. The purchasers did not exercise any of the Warrants nor did the Company redeem any of the Warrants on or after November 30, 2012 through March 31, 2013. These Warrants were issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

H. Embedded Conversion Feature

The Notes also contain an embedded conversion feature which the Company has determined is a derivative in accordance with the provisions of ASC 815. Accordingly, the conversion feature was recorded as a derivative liability. The fair value of the conversion feature for the November 2012 issuance was estimated at $0.09 per Note and $0.07 for the Notes issued in the third quarter ending March 31, 2013, respectively. Approximately $2.7 million will be expensed to interest expense over the three year term. During the nine months ended March 31, 2013, the Company expensed less than $0.2 million in interest expense. The remaining balance of the conversion feature, as of March 31, 2013, will be recognized ratably over the remaining term of the Notes. The purchasers did not convert any of the Notes to the Company’s common stock on or after November 30, 2012 through March 31, 2013.

NOTE 5 – FAIR VALUE DISCLOSURE

The following is a summary of our financial assets and liabilities measures at fair value as of March 31, 2013 and June 30, 2012 classified by level in the Valuation Hierarchy (in thousands):

	Fair Value at March 31, 2013
	Level 1	Level 2	Level 3
Senior secured convertible promissory notes embedded conversion feature	$—	$—	$2,519
Embedded conversion feature preferred stock	—	—	1,858
Warrants	—	—	3,787

Total Derivative liabilities	$—	$—	$8,164

Fair Value at June 30, 2012
	Level 1	Level 2	Level 3
Senior secured convertible promissory notes embedded conversion feature	$—	$—	$—
Warrants	—	—	—

Total Derivative liabilities	$—	$—	$—

Financial instruments are assessed on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC 820. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the end of the reporting period. There were no significant transfers between Level 1, Level 2 and Level 3 classified instruments during 2013 and 2012. During the fiscal year ended June 30, 2012, the Company elected not use fair value option under ASC 820 for any of its financial assets and financial liabilities that are not already recorded at fair value.

The embedded conversion feature of the senior secured convertible promissory notes, embedded conversion feature on preferred stock and warrants are recorded as derivative liabilities using the Monte Carlo method simulation. The model requires management to use eight inputs: underlying stock value, exercise price, vesting, term, volatility, dividend yield, risk-free rate of return and redemption rights feature.

The following is a summary of changes in fair value of our financial assets and financial liabilities that have been categorized within Level 3 of the fair value hierarchy for the three and nine months ended March 31, 2013:

	Three Months Ended March 31, 2013
	Embedded Conversion Feature Warrants	Embedded Conversion Feature on Preferred Stock	Derivative Liability Warrants	Total
Beginning balance, December 31, 2012	$961	$—	$2,090	$3,051
Additions	1,716	—	2,106	3,822
Change in fair value	(158)	1,858	(409)	1,291

Ending balance, March 31, 2013	$2,519	$1,858	$3,787	$8,164

	Nine Months Ended March 31, 2013
	Embedded Conversion Feature Warrants	Embedded Conversion Feature on Preferred Stock	Derivative Liability Warrants	Total
Beginning balance, June 30, 2012	$—	$—	$—	$—
Additions	2,677	—	4,256	6,933
Change in fair value	(158)	1,858	(469)	1,231

Ending balance, March 31, 2013	$2,519	$1,858	$3,787	$8,164

Goodwill is measured at fair value on a non-recurring basis. Goodwill is recognized at fair value when it is considered to be impaired.

The following table reflects changes in the fair value of goodwill for the three and nine months ended March 31, 2013:

Three Months Ended March 31, 2013
Beginning balance, December 31, 2012	$1,141
Impairment charge	(1,141)

Ending balance, March 31, 2013	$—

Nine Months Ended March 31, 2013
Beginning balance, June 30, 2012	$1,141
Impairment charge	(1,141)

Ending balance, March 31, 2013	$—

NOTE 6 – STOCK-BASED COMPENSATION

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

•

496,450 stock options to employees of the Company, subject to a three year vesting schedule, with one-third vesting on each successive anniversary date of grant. The fair value of the stock options was $0.42 per share.

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

Stock-based compensation expense was as follows for the three months and nine months ended March 31, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
General and administrative	$157,068	$178,876	$470,065	$533,531

Total stock-based compensation expense	$157,068	$178,876	$470,065	$533,531

The Company estimated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The volatility assumption is based on a calculation of the volatility of the Company’s five year historical stock price ranging from 60.68% to 67.49% with a weighted average of 63.37%. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options ranging from 1.51 % to 4.67% with a weighted average of 2.80%. The dividends yield assumption is based on the Company’s intent not to issue a dividend under its dividend policy. The expected term is based on the simplified method in accordance with ASC 820 or 6 years. The fair values range from $1.09 to $3.23 with a weighted average of $1.59.

NOTE 7 – LOSS PER SHARE

The following securities were not included in the diluted net income loss per share calculation because their effect was antidilutive for the periods ended March 31, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Common stock options	1,619,267	1,376,100	1,619,267	1,376,100

Common stock convertible notes	35,152,148	—	35,152,148	—

Common stock warrants	54,057,778	2,811,507	54,057,778	2,811,507

Unvested restricted stock	774,174	241,426	774,174	241,426

Series A Convertible Preferred Stock	23,818,303	4,251,857	23,818,303	4,251,857

Excluded potentially dilutive securities	115,421,670	8,680,890	115,421,670	8,680,890

NOTE 8 – SUBSEQUENT EVENTS

Effective April 19, 2013, Bret Holmes was appointed Chief Financial Officer of the Company. Mr. Holmes was previously the Chief Financial Officer at Eleets Transportation Co., Inc. and related entities from June 2009 through December 2012. Mr. Holmes also served as Chief Financial Officer for Aslan Development from March 2006 to June 2009 and Chief Financial Officer at Watson Custom Home Builders from October 2004 to March 2006.

On June 6, 2013, the Company commenced visual inspections and records review of the time controlled parts on its aircraft by voluntarily ceasing flying each aircraft during the period until the inspection with respect to such aircraft is completed in order to ensure the highest degree of compliance and safety. An audit of the time controlled parts was already underway during scheduled maintenance checks as part of its new safety system; however, the Company was notified of an anonymous call received questioning the adequacy of the system for monitoring time controlled parts. As such, it is the Company’s policy to fully investigate such claims. The Company anticipates that it will begin release of aircraft back into service on a continual basis this week following the completion of these inspections.

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

As of March 31, 2013, the Company operated 56 aircraft within its fleet, which is comprised of 43 fractionally-owned aircraft, 6 company-owned core aircraft and 7 leased and company-managed aircraft.

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

The Company presently sources all of its aircraft from a single manufacturer, Piaggio America, Inc. (“Piaggio”). As of March 31, 2013, the Company had contractual commitments to purchase 48 additional Piaggio Avanti II aircraft through 2013 with a mutual understanding that the aircraft delivery dates and any related payments can be extended. The total commitment if exercised during the period, including a proposed price escalation, is valued at approximately $305.1 million, net of deposits paid on future aircraft deliveries of $6.4 million. The Company believes that the pricing structure afforded by utilizing the Piaggio Avanti aircraft allows the Company to attract a program participant desiring quality at a lower price point than its competitors. Offering the cabin cross section of a mid-size aircraft and the fuel efficiency of a turboprop, along with no hourly fees, allows the Company to lower the cost of private air travel for a broader range of individuals and businesses.

The Company’s primary sources of operating funds are the collection of the following:

•	management and maintenance fees from fractional owners and lessees;

•	lease fees;

•	sale of fractional ownership shares; and

•	sale of flight hour cards

Revenue for sales by product category can be found in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2013 and 2012, respectively. Sales units by product category are as follows:

	Unit Sales for the Three Months Ended		Unit Sales for the Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
New Fractional Ownership program shares sold	10	6.5	10	8.5
Axis Lease program shares leased	—	11.5	25	54
Axis Club Memberships (1)	—	—	—	1
Flight hour cards	74	81	198	271

(1)	Replaced by Axis Lease program in March 2011

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

In addition to the cost savings initiatives discussed above, in the third fiscal quarter of 2013, the Company continues its plans to strategically eliminate more costly aircraft from its fleet and, as a result, expects to see a corresponding decrease in its cost of flight operations, which includes maintenance costs. The Company also anticipates lower maintenance costs as a result of driving increased efficiencies through the use of third party aircraft maintenance operators to provide increased levels of maintenance contract services for its fleet.

Employee Termination and Other Costs

During the third quarter of fiscal year 2012, the Company developed and implemented plans to improve sales performance and deliver efficiencies within the finance department. These plans were evaluated and recorded in accordance with Accounting Standards Codification (“ASC”) ASC 420 “Exit or Disposal Cost Obligations” (“ASC 420”). In connection with the changes in the sales and finance departments, the Company incurred various costs and obligations, including severance payouts to employees and other related charges. The Company expects total costs associated with these activities to be approximately $1.0 million. As of March 31, 2013, the liability attributable to unpaid employee termination and other expense was less than $0.1 million, representing a reduction of approximately $0.1 million from the unpaid employee termination and other expense liability as of June 30, 2012, which was $0.2 million. The reduction in liability represents amounts paid during the nine month period ended March 31, 2013. This liability is included in accrued liabilities in the accompanying consolidated balance sheet.

Aircraft Incident

In November 2011, one of the Company’s fractionally-owned aircraft, a 2007 Piaggio P-180, was involved in an incident (“Aircraft Incident”), following which the aircraft was declared a total loss by the Company’s insurer. Only minor injuries were sustained by the passengers and crew. The Company was required to maintain insurance on the aircraft that covered its replacement value, which was estimated to be $4.8 million. During December 2011, the Company received $6.5 million of insurance proceeds which were initially recorded as an accrued liability as of December 31, 2011. The additional insurance proceeds were a result of the Company insuring its aircraft in excess of the replacement value to reimburse the Company for expenses associated with a reduction in available aircraft in its fleet, including, but not limited to, costs incurred for chartered flights, repositioning aircraft to accommodate owner’s requirements, and maintenance costs associated with higher flight hours on the remaining fleet. These proceeds offset similar expenses during the third and fourth quarters of fiscal year 2012 and the first quarter of fiscal year 2013. The fractional ownership documents permit the Company to replace the aircraft on behalf of the fractional owners with another aircraft that is substantially similar and has a market value approximately equal to or greater than the market value of the 2007 Piaggio P-180 involved in the Aircraft Incident. During the third and fourth quarters of fiscal year 2012, the Company purchased the fractional owners’ interest in the aircraft and, simultaneously, the fractional owners of the 2007 Piaggio P-180 entered into new fractional ownership documents for a substantially similar replacement aircraft interest. During the third and fourth quarters of fiscal year 2012, the Company paid a total of approximately $4.8 million and transferred 16.0 fractional shares in connection with this incident. During the first quarter of fiscal year 2013, the Company paid approximately $0.4 million in connection with this incident. As of March 31, 2013, the insurance proceeds liability was zero. In accordance with ASC 225 “Income Statement” (“ASC 225”), there was no gain or loss recognized in connection with the loss of this aircraft.

Results of Operations

The following table sets forth key information about our financial results for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,		Change
	2013	2012	$	%
Revenue
Fractional aircraft shares sold	$2,076	$8,126	$(6,050)	-74%
Lease revenue	1,065	729	336	46%
Management and maintenance fees	21,123	21,355	(232)	-1%
Flight hour card and club membership revenue	6,236	7,758	(1,522)	-20%
Flight activity and other ancillary billing	3,662	5,406	(1,744)	-32%
Other revenue	498	2,222	(1,724)	-77%

Total revenue	34,660	45,596	(10,936)
Operating expenses
Cost of fractional aircraft shares sold	1,691	7,771	(6,080)	-78%
Cost of flight operations	21,815	20,371	1,444	-7%
Cost of fuel	8,399	9,469	(1,070)	-11%
General and administrative expenses	5,088	5,374	(286)	-5%
Selling expenses	708	1,433	(725)	-51%
Depreciation and amortization	1,090	1,094	(4)	0%
Employee termination and other costs	—	883	(883)	-100%
Impairment goodwill expense	1,141	—	1,141	100%
Gain on receipt of used share	(74)	(624)	550	-88%
Gain on sale of asset	(37)	—	(37)	-100%

Total operating expenses	39,821	45,771	(5,950)

Other income (expense)
Interest and other income	42	33	9	27%
Interest expense	(1,560)	(1,080)	(480)	44%
Change in fair value of derivative liabilities	(1,291)	—	(1,291)	100%

Total other expense	(2,809)	(1,047)	(1,762)

Net loss	$(7,970)	$(1,222)	$(6,748)	552%

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

Total revenue decreased by approximately $11 million or 24%, primarily as a result of:

•	a $6.1 million decrease in fractional aircraft shares sold which was due primarily to the following:

•	$3.5 million of lower revenue recognized on fractional shares sold before July 1, 2010, fully amortized prior to March 31, 2013, under ASC 605-25; and

•

$2.6 million of lower revenue recognized on fractional shares sold with no residual guarantee during the three months ended March 31, 2013 as there were no fractional shares sold with a residual guarantee during the three months ended March 31, 2012.

•	a $1.5 million decrease in flight hour card and club membership revenue due to club memberships expiring through 2013; and a 10% decrease in the number of card hours flown in 2013;

•

a $1.7 million decrease in flight activity and other ancillary billing due to a 13% decrease in revenue-generating flight hours flown in the third quarter of fiscal year 2013 compared to the third quarter of fiscal year 2012 as a result of the voluntary stand down of operations in the second quarter of fiscal year 2013; and

•	a $1.7 million decrease in other revenue due to a decrease in demonstration flight revenue, remarketing fees on pre-owned share sales, FBO fuel, and rent revenue.

These decreases were offset by:

•	a $0.3 million increase in Axis Lease program lease revenue, which resulted from additional sales of Axis Lease program leases.

Operating expenses decreased by $6.0 million or 13% primarily as a result of:

•	a $6.1 million decrease in the cost of fractional aircraft shares sold due primarily to the following:

•	$2.9 million of lower cost recognized on fractional shares sold before July 1, 2010, fully amortized prior to March 31, 2013, under ASC 605-25; and

•

$2.5 million of lower cost recognized on fractional shares sold with no residual guarantee during the three months ended March 31, 2013 as there were no shares sold with a residual guarantee during the three months ended March 31, 2012.

•	a $1 million decrease in the cost of fuel due to a 10% reduction in revenue hours flown in the third quarter of fiscal year 2013;

•

a $0.7 million decrease in selling expenses is primarily due to decreased marketing expenses and the Company’s previously discussed cost savings initiatives, which were implemented subsequent to the first quarter of fiscal year 2012; and

•

a $0.3 million decrease in general and administrative expenses is primarily due to reduction in bonus expense, stock and deferred compensation expense along with hanger rent; offset by an increase of $0.5 million in bad debt expense and legal cost.

These decreases were offset by:

•	a $1.4 million increase in the cost of flight operations primarily due to the following:

•

a $3.5 million increase in charter expense due to demand for aircraft during peak travel periods in conjunction with reduced core and fractional aircraft availability, offset by a decreased payroll expense, and reduction in flight fees and a reduction in maintenance costs.

Other income (expense) increased $1.8 million as a result of:

•

a $0.6 million decrease in change in fair value of derivative liabilities for the valuation of warrants during the three months ended March 31, 2013 offset by an increase in change in fair value of derivative liabilities for the valuation of the embedded conversion feature of the preferred stock of $1.8 million and by an increase of $0.5 million in interest expense relating to debt modifications and convertible debt for the three months ended March 31, 2013.

The following table sets forth key information about our financial results for the nine months ended March 31, 2013 and 2012:

	Nine Months Ended
	March 31,		Change
	2013	2012	$	%
Revenue
Fractional aircraft shares sold	$8,900	$21,742	$(12,842)	-59%
Lease revenue	3,046	1,681	1,365	81%
Management and maintenance fees	64,820	62,622	2,198	4%
Flight hour card and club membership revenue	20,088	25,520	(5,432)	-21%
Flight activity and other ancillary billing	13,129	14,841	(1,712)	-12%
Other revenue	3,040	5,111	(2,071)	-40%

Total revenue	113,023	131,517	(18,494)

Operating expenses
Cost of fractional aircraft shares sold	7,533	20,185	(12,652)	-63%
Cost of flight operations	62,458	58,822	3,636	6%
Cost of fuel	24,417	28,469	(4,052)	-14%
General and administrative expenses	17,223	17,093	130	1%
Selling expenses	2,318	5,010	(2,692)	-54%
Depreciation and amortization	3,679	3,173	506	16%
Employee termination and other costs	69	883	(814)	-92%
Impaired goodwill expense	1,141	—	1,141	100%
Gain on receipt of used share	(254)	—	(254)	-100%
(Gain) loss on sale of asset	417	(624)	1,041	-167%

Total operating expenses	119,001	133,011	(14,010)

Other income (expense)
Interest and other income	73	113	(40)	-36%
Interest expense	(3,367)	(3,376)	9	0%
Change in fair value of derivative liabilities	(1,232)	—	(1,232)	100%
Gain on debt extinguishment	—	439	(439)	-100%

Total other expense	(4,526)	(2,824)	(1,702)	-60%

Net loss	$(10,504)	$(4,318)	$(6,186)	143%

Nine months ended March 31, 2013 compared to the nine months ended March 31, 2012

Total revenue decreased by approximately $18 million or 14%, primarily as a result of:

•	a $12.8 million decrease in fractional aircraft shares sold was due primarily to the following:

•	$10 million of lower revenue recognized on fractional shares sold before July 1, 2010, fully amortized prior to March 31, 2013, under ASC 605-25; and

•

$3 million of lower revenue recognized for fractional shares sold with no residual guarantee during the nine months ended March 31, 2013 as there were no shares sold with a residual guarantee during the nine months ended March 31, 2013.

•	a $5.4 million decrease in flight hour card and club membership revenue due to club memberships expiring through 2013 and a 19% decrease in card hours flown in the third quarter of fiscal year 2013;

•	a $2 million decrease in other revenue due to a decrease in demonstration flight revenue, remarketing fees on pre-owned share sales and FBO fuel and rent revenue; and

•

a $1.7 million decrease in flight activity and other ancillary billing due to $2.3 million of FAA airworthiness directive billings offset by a $3.9 million decrease in flight activity as a result of a 16% decrease in revenue-generating flight hours resulting from the voluntary stand down of operations in the second quarter of fiscal year 2013.

These decreases were offset by:

•

a $2.2 million increase in management and maintenance fees due to a greater number of lessees paying management and maintenance fees as a result of additional sales of the Axis Lease program leases, together with an increase in the average monthly management fee per share; and

•	a $1.4 million increase due to a greater number of lessees paying lease fees as a result of additional sales of the Axis Lease program leases.

Operating expenses decreased by approximately $14 million or 11% primarily as a result of:

•	a $12.7 million decrease in the cost of fractional aircraft shares sold primarily due to the following:

•	$9 million decrease in the cost of fractional shares sold before July 1, 2010, fully amortized prior to March 31, 2013, under ASC 605-25; and

•

$2.9 million decrease in the cost of fractional shares sold with no residual guarantee during the nine months ended March 31, 2013 as there were no shares sold with a residual guarantee during the nine months ended March 31, 2012.

•	a $4 million decrease in the cost of fuel due to a 14% decrease in total flight hours as a result of the voluntary stand down of operations during the second quarter of fiscal year 2013;

•

a $2.7 million decrease in selling expenses is primarily due to decreased marketing expenses and the Company’s previously discussed cost savings initiatives, which were implemented subsequent to the first quarter of fiscal year 2012; and

•	a $0.2 million gain on a non-cash, non-reciprocal used share acquisition during the nine months ended March 31, 2013, and no such transaction during the nine months ended March 31, 2012.

These decreases were offset by:

•	a $3.6 million increase in the cost of flight operations primarily due to the following:

•

a $9 million increase in charter expense due to demand for aircraft during peak travel periods in conjunction with reduced core and fractional aircraft availability, offset by insurance proceeds received for insurance claims on one of the Company’s fractional aircraft that received hail damage while parked on the tarmac during a severe thunderstorm in Colorado, and reduced flight fees and payroll expenses due to the voluntary stand down of operations and commencement of maintenance outsourcing efforts.

•	a $0.5 million increase in depreciation and amortization due primarily to accelerated depreciation of a repurchased share previously held under a lease arrangement, in July 2012; and

•

a $1.0 million increase in loss on sale of asset related to a sale-leaseback transaction in the first quarter of fiscal year 2013, which was evaluated in accordance with ASC 840-40 “Sale-Leaseback Transactions” (“ASC 840-40”); There were no such transactions resulting in a loss on sale of asset for the nine months ended March 31, 2012.

Other income (expense) increased by $1.7 million for the nine month period ending March 31, 2013 as a result of:

•

a $1.8 million increase in change in fair value of derivative liabilities for valuation of the embedded conversion feature of the preferred stock, offset by a decrease $0.6 million in change in fair value of derivative liabilities for valuation of warrants for the nine months ended March 31, 2013. There were no such transactions requiring valuation for the nine months ended March 31, 2012.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have been cash provided by operations, cash raised from its equity offering as Ardent Acquisition Corp., cash provided from its debt facilities, cash raised from the preferred and common stock offerings, cash raised from its senior secured convertible promissory notes offering and other asset-based borrowing. The Company uses its cash primarily to fund losses from operations and to fund the purchase and leasing of aircraft. Cash generated from operations has not been sufficient to provide all working capital needed to meet the Company’s requirements. At March 31, 2013 and June 30, 2012, the Company had a working capital deficit of approximately $71.6 million and $75.8 million, respectively, and a stockholders’ deficit of approximately $61.7 million and $53.3 million, respectively. In addition to the cost of acquiring aircraft, the Company’s primary expenses are related to fuel, aircraft repositioning (i.e., moving an aircraft from one location to another to accommodate program participants’ requirements), flight operations and pilot expenses, maintenance, charters, insurance and selling, general and administrative expenses. At March 31, 2013 and June 30, 2012, the Company had assets of approximately $78.3 million and $91.3 million, respectively. For the three and nine months ended March 31, 2013, the Company had revenue of approximately $34.7 million and $113 million, respectively, and net losses of approximately $8.0 million and $10.5 million, respectively. The Company has incurred losses since inception and may not be able to generate sufficient revenue from its business in the future to achieve or sustain profitability and positive cash flows. As of March 31, 2013, cash and cash equivalents were approximately $2.4 million, a decrease of $2.9 million from June 30, 2012. A net decrease in the components of working capital led to approximately $6.5 million of net cash used in operating activities. Capital expenditures for parts, software, computer equipment and office equipment resulted in approximately $1.6 million of cash used in investing activities. Principal payments on short and long-term debt, offset by proceeds received from the senior secured convertible promissory note issuance resulted in approximately $5.3 million of cash provided by financing activities.

The Company’s primary operating strategy is to achieve positive cash flows by continuing the Company’s cost savings initiatives, flight operations cost reductions associated with strategically eliminating more costly aircraft from its fleet and lowering maintenance costs as a result of driving increased efficiencies through the use of third-party aircraft maintenance operators to provide increased levels of maintenance contract services for its fleet. During the first quarter of fiscal year 2012, the Company began the implementation of a series of cost saving initiatives, discussed above in “Overview”, to reduce fixed costs and since July 2012, the Company has expanded its cost saving initiatives toward its goal of positive earnings and improved cash flows. These initiatives will continue to have no impact to the safety of flight operations, which is the Company’s highest priority.

For the next twelve months, we anticipate significant cash and capital needs to finance our business and cover our ongoing working capital needs in order to continue operations. We are currently in the arrears on various lease and vendor payments. We are funding monthly operations with cash receipts and incremental equity on an as needed basis. In order to cover our daily cash needs, we are considering raising additional funds in the form of equity capital, senior loans through private placements, loan applications or any other alternative approach. Our ability to obtain needed financing may be impaired by factors such as the capital markets, and the fact we are not profitable, which could impact the availability or cost of future financings. If we do not secure these funds, we may be forced to suspend or terminate operations.

On June 6, 2013, the Company commenced visual inspections and records review of the time controlled parts on its aircraft by voluntarily ceasing flying each aircraft during the period until the inspection with respect to such aircraft is completed in order to ensure the highest degree of compliance and safety. An audit of the time controlled parts was already underway during scheduled maintenance checks as part of its new safety system; however, the Company was notified of an anonymous call received questioning the adequacy of the system for monitoring time controlled parts. As such, it is the Company’s policy to fully investigate such claims. The Company anticipates that it will begin release of aircraft back into service on a continual basis this week following the completion of these inspections. The Company believes that the effect of the aircraft inspections may negatively impact its cash receipts, its liquidity and retention of program participants in the upcoming two to three month period.

Beginning in the second quarter of fiscal year 2013, the Company initiated steps to raise additional capital through multiple offerings of securities. On November 30, 2012, the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) providing for the issuance of an aggregate of up to $10.0 million in principal amount of senior secured convertible promissory notes (the “Notes”) and warrants to purchase up to an aggregate of 40,000,000 shares of common stock (the “Warrants”) The securities offered will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. At the initial closing, which occurred on November 30, 2012, the Company issued to certain members of the Company’s Board of Directors and their affiliates Notes in an aggregate principal amount of $2.8 million and Warrants to purchase an aggregate of 11,200,000 shares (the “Initial Closing”). During the third quarter ended March 31, 2013, the Company issued to eleven accredited investors, that are also participants in the fractional ownership program, Notes in an aggregate principal amount of approximately $5.0 million and Warrants to purchase an aggregate of 19,730,000 shares of common stock. Additionally, on February 6, 2013, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with the SSF Investors to resolve the matter and issued to the SSF Investors senior secured convertible promissory notes having an aggregate principal amount of approximately $1.1 million (the “SSF Notes”) and warrants to purchase an aggregate of 4,222,148 shares of common stock (the “SSF Warrants). In addition, on January 17, 2013, the Company, the holders of the Notes and Warrants and Barry Gordon, as collateral agent, entered into the Amendment to Note and Warrant Purchase Agreement, Senior Secured Convertible Promissory Notes, Warrants, Security Agreement and Registration Rights
Agreement (the “Note Financing Amendment”). The purpose of the Note Financing Amendment was to include Special Situations Fund III QP, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. and David Greenhouse (collectively, the “SSF Investors”) in the financing transaction and to amend the terms by which the documents may be amended, terminated or waived. The Notes bore interest at an initial rate of 2.0% per annum, which increased to 12.0% per annum since the Company was unsuccessful in obtaining stockholder approval by March 31, 2013 to increase the Company’s authorized shares of common stock so that a sufficient number of shares are reserved for the conversion of the Notes. Holders of the Notes may, at their option, elect to convert all outstanding principal and accrued but unpaid interest on the Notes into shares of common stock at a conversion price of $0.25 per share but may convert only a portion of such Notes if an inadequate number of authorized shares of common stock is available to effect such optional conversion. Holders of the Notes are entitled to certain anti-dilution protections. The Company may prepay the Notes on or after November 28, 2014. The Notes have a maturity date of November 28, 2015, unless the Notes are earlier converted or an event of default or liquidation event occurs. The Warrants are exercisable at an exercise price of $0.50 per share, which exercise price is subject to certain anti-dilution protections, but the Warrants may not be exercised unless a sufficient number of authorized shares of common stock are available for exercise of the Warrants. The Warrants expire on November 30, 2017. If the Company is unable to raise additional capital or the amount raised is not adequate, there can be no assurance that the Company can continue operations or meet its ongoing obligations and commitments. In addition, the Company is working with its vendors, lessors and lenders, to extend payment terms as the Company seeks to raise additional capital.

Refer to Note 3 to the accompanying consolidated financial statements for a summary of the Company’s financing arrangements.

Off-Balance Sheet Arrangements

At March 31, 2013, the Company did not have any material commercial commitments (except for those noted in Note 3 “Commitments and Contingencies – Purchase Commitments” in the accompanying consolidated financial statements), including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, under the direction of the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, our disclosure controls and procedures were ineffective and we have identified a material weakness in the effectiveness of internal control over financial reporting related to a shortage of resources in the accounting department which lead to the inability to file its periodic reports in a timely manner.

The Chief Executive Officer and Chief Financial Officer believe that the material information required to be disclosed in the Company’s periodic report filings with SEC has been effectively recorded, processed, summarized and reported, albeit not in a timely manner.

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

During the quarter ended March 31, 2013, the Company identified an additional material weakness related to the shortage of resources in the accounting department which resulted in the Company’s inability to file its periodic reports in a timely manner.

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the period ended March 31, 2013, other than the items identified above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, the Company is party to various legal proceedings in the normal course of business. It is expected that these claims would be covered by insurance subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. As of March 31, 2013, there were no legal proceedings which the Company would anticipate having a material adverse effect on its financial position, results of operations or cash flows.

Item 1A.	Risk Factors.

Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which was filed with the SEC on September 28, 2012, and in Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012, which was filed with the SEC on February 14, 2013. There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K and Quarterly Report on Form 10-Q except:

Risks Related to Our Business

The Company may face challenges as it seeks to maintain sufficient liquidity, reduce its operating and other expenditures and raise additional funds. The Company may not be able to raise those funds or reduce its operating and other expenditures to expected levels.

The Company has experienced negative cash flow since its inception. The Company’s net cash used in operations for the nine months ended March 31, 2013 was approximately $6.5 million and as of March 31, 2013, the Company had cash and cash equivalents of $2.4 million. As of March 31, 2013, the Company had incurred an aggregate of approximately $27.1 million in short and long-term indebtedness to third party lenders, including $8.8 million in senior secured convertible promissory notes. Much of this indebtedness is secured by certain of the Company’s assets. The Company’s business may not generate sufficient cash flow from operations or from other sources sufficient to enable it to repay its indebtedness and to fund its other liquidity needs, which could have a material adverse effect on its business, results of operations and financial condition.

In order to fund the Company’s operations, the Company will need to incur borrowings or raise capital through the sale of debt or equity securities including through the issuance of senior secured convertible promissory notes, or Notes, and warrants, or Warrants, described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” The Company’s ability to borrow or access the capital markets for future offerings, including the senior secured convertible promissory note and warrant financing, may be limited by its financial condition as well as by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond its control. The Company’s ability to obtain future financing is subject to the value of its unencumbered assets, the value of which is limited. In addition, the Company may seek to raise additional capital in additional closings of senior secured convertible promissory notes and warrants or in subsequent offerings. The terms of these proposed offerings may vary from the terms of the senior secured convertible promissory notes and warrants issued by the Company in November 2012, February 2013 and March 2013. There can be no assurance that the Company will be successful in obtaining stockholder approval for any necessary increases in the authorized shares of common stock related to these offerings. If the Company is unable to complete one or more of such offerings or if the amount raised is not adequate, there can be no assurance that the Company can continue operations or meet its ongoing obligations and commitments. The Company’s failure to obtain the funds necessary for the operation of the business could have a material adverse effect on its business, results of operations and financial condition.

In addition, since early fiscal year 2012, the Company has engaged in cost saving initiatives. There can be no assurance that continued implementation of these cost savings initiatives will be successful or sufficient. The Company’s inability to continue to engage in cost savings initiatives will have a material adverse effect on its business, results of operations and financial condition.

If Avantair is unable to fund its operations and capital expenditures Avantair may not be able to continue to acquire additional aircraft, which would have a material adverse effect its business.

Avantair has experienced significant negative cash flow since its inception. In order to fund Avantair’s operations and capital expenditures, Avantair may be required to incur borrowings or raise capital through the sale of debt or equity securities. The Company’s ability to borrow or access the capital markets for future offerings may be limited by its financial condition at the time of contingencies and uncertainties that are beyond our control. Avantair’s failure to obtain the funds for necessary future capital expenditures could limit its ability to acquire additional inventory of aircraft and could have material adverse effect on our business results of operations and financial conditions.

Our Financial Statements have been prepared assuming that our Company will continue as a going concern.

The factors described herein raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan in order to continue operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

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

The successful unionization of the Company’s pilots could disrupt our operations and harm our business.

On February 14, 2013, the National Mediation Board (the “Board”) conducted an election to determine whether a group of pilots (“Pilots”) employed by Avantair, Inc. should be represented by the International Association of Sheet Metal, Air, Rail and Transportation Workers (“SMART”) for purposes of the Railway Labor Act (“RLA”). Prior to this election, the Pilots were not represented by any labor union, employee association, organization with bargaining rights, or similar organization. Following the election, the Board concluded that a sufficient number of Pilots had voted in favor of certifying SMART as their representative under the RLA and, as such, SMART has been duly designated and authorized to represent the Pilots for purposes of the RLA. While the Company respects its employees’ right to unionize or not to unionize. It could result in increased labor costs or reduced operating efficiency for the Company, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks Related to Our Common Stock

There will be a substantial number of shares of the Company’s common stock available for sale in the future that will be substantially dilutive to its current stockholders and may cause a decrease in the market price of its common stock.

As of March 31, 2013, the Company had 40,901,634 shares of common stock outstanding, 2,699,566 shares of common stock available for future issuance under its Amended and Restated 2006 Long-Term Stock Incentive Plan (“2006 Long-Term Stock Incentive Plan”) and warrants to purchase 30,105,630 shares outstanding. In addition, as of March 31, 2013, the Company has 152,000 shares of Series A Convertible Preferred Stock outstanding. As of March 31, 2013, the Company has 23,818,303 shares of common stock reserved for issuance upon the conversion of the outstanding shares of Series A Convertible Preferred Stock. Beginning in the second quarter of fiscal year 2013, the Company initiated steps to raise additional capital through multiple offerings of securities. The securities offered will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. At the Initial Closing, which occurred on November 30, 2012, the Company issued $2.8 million in aggregate principal amount of Notes and Warrants to purchase 11,200,000 shares of the Company’s common stock. At additional closings, which occurred during the third quarter ended March 31, 2013, the Company issued to eleven accredited investors, that are also participants in the fractional ownership program, Notes in an aggregate principal amount of approximately $5.0 million and Warrants to purchase an aggregate of 19,730,000 shares. The Company may seek to raise additional capital in additional closings of the Notes and Warrants or subsequent offerings. The terms of these proposed offerings may vary from the terms of the Notes and Warrants. If one or more of these closings or offerings is consummated, the issuance of some or all of these securities will further substantially dilute the Company’s existing stockholders as will additional issuances that will be triggered under anti-dilution and similar provisions of the Company’s outstanding securities. Any dilution of the common stock may cause a decrease in the market price of the common stock.

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

Notes and Warrants

On November 30, 2012, the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) providing for the issuance of an aggregate of up to $10.0 million in principal amount of senior secured convertible promissory notes (the “Notes”) and warrants to purchase up to an aggregate of 40,000,000 shares of common stock (the “Warrants”) at an initial and additional closings (the “Financing”). The securities offered will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. At the Initial Closing, which occurred on November 30, 2012, the Company issued to certain members of the Company’s Board of Directors and their affiliates Notes in an aggregate principal amount of $2.8 million and Warrants to purchase an aggregate of 11,200,000 shares. On February 1, 2013 and February 28, 2013 and March 20, 2013 the Company issued to a total of eleven accredited investors Notes in an aggregate principal amount of $2,962,500 and Warrants to purchase an aggregate of 11,850,000 common shares. At an additional closing on March 29, 2013, the Company issue to an accredited investor Notes in an aggregate amount $1,970,000 and Warrants to purchase an aggregate of 7,880,000 shares of common stock (the “Additional Closing”). On February 6, 2013, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with the SSF Investors to resolve the matter and issued to the SSF Investors senior secured convertible promissory notes having an aggregate principal amount of $1,055,537 (the “SSF Notes”) and warrants to purchase an aggregate of 4,222,148 shares of common stock (the “SSF Warrants). In addition, on January 17, 2013, the Company, the holders of the Notes and Warrants and Barry Gordon, as collateral agent, entered into the Amendment to Note and Warrant Purchase Agreement, Senior Secured Convertible Promissory Notes, Warrants, Security Agreement and Registration Rights Agreement (the “Note Financing Amendment”). The purpose of the Note Financing Amendment was to include Special Situations Fund III QP, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. and David Greenhouse (collectively, the “SSF Investors”) in the financing transaction and to amend the terms by which the documents may be amended, terminated or waived. The Notes bore interest at an initial rate of 2.0% per annum, which increased to 12.0% per annum since the Company was unsuccessful in obtaining stockholder approval by March 31, 2013 to increase the Company’s authorized shares of common stock so that a sufficient number of shares are reserved for the conversion of the Notes. Holders of the Notes may, at their option, elect to convert all outstanding principal and accrued but unpaid interest on the Notes into shares of common stock at a conversion price of $0.25 per share, but may convert only a portion of such Notes if an inadequate number of authorized shares of common stock is available to effect such optional conversion. Holders of the Notes are entitled to certain anti-dilution protections. The Company may prepay the Notes on or after the November 28, 2014. The Notes have a maturity date of November 28, 2015, unless the Notes are earlier converted or an event of default or liquidation event occurs. An “event of default” occurs, in certain cases following a cure period or declaration by the holders of the Notes, if: the Company’s fails to pay any principal or interest when due under the Note; the Company materially breaches any covenant, representation or warranty under the Financing documents; certain bankruptcy related events occur; the Company admits in writing that it is generally unable to pay its debts as they become due; or the Company ceases the operation of its business without the consent of holders of the Notes. Upon an event of default, in such case following any applicable cure period or applicable declaration by the holders, or liquidation event, the Notes will become due and payable. The Warrants are exercisable at an exercise price of $0.50 per share, which exercise price is subject to certain anti-dilution protections, but the Warrants may not be exercised unless a sufficient number of authorized shares of common stock are available for the exercise of the Warrants. The Warrants expire on November 30, 2017. The securities were issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

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

PART III — NARRATIVE

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 13, 2013

AVANTAIR, INC.

By:	/s/ Steven Santo
Steven Santo
Chief Executive Officer

By:	/s/ Bret A. Holmes
Bret A. Holmes
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

3.1	Fourth Amended and Restated Certificate of Incorporation.		Form 8-K (Exhibit 3.1)	1/25/13	000-51115

10.1	Note and Warrant Purchase Agreement, dated as of November 30, 2012, by and among the Company and certain investors.		Form 8-K (Exhibit 10.1)	12/6/12	000-51115

10.2	Form of Senior Secured Convertible Promissory Note		Form 8-K (Exhibit 10.2)	12/6/12	000-51115

10.3	Form of Warrant issued by the Company to certain investors.		Form 8-K (Exhibit 10.3)	12/6/12	000-51115

10.4	Security Agreement, dated as of November 30, 2012, by and among the Company and Barry Gordon as Collateral Agent.		Form 8-K (Exhibit 10.4)	12/6/12	000-51115

10.5	Registration Rights Agreement, dated as of November 30, 2012, by and among the Company and the investors party thereto.		Form 8-K (Exhibit 10.5)	12/6/12	000-51115

10.6	Amendment No. 1 to Restricted Stock Agreement, dated as of November 30, 2012, issued by the Company to LW Air.		Form 8-K (Exhibit 10.6)	12/6/12	000-51115

10.7	Warrant issued by the Company to LW Air on November 30, 2012.		Form 8-K (Exhibit 10.7)	12/6/12	000-51115

10.8	Amendment No. 1 to Amended and Restated Warrant, dated as of November 30, 2012, issued by the Company to Lorne Weil.		Form 8-K (Exhibit 10.8)	12/6/12	000-51115

10.9	Amended and Restated Restricted Stock Agreement, dated as of November 30, 2012, issued by the Company to Hugh Fuller.		Form 8-K (Exhibit 10.9)	12/6/12	000-51115

10.10	Warrant issued by the Company to Hugh Fuller on November 30, 2012.		Form 8-K (Exhibit 10.10)	12/6/12	000-51115

10.11	Warrant issued by the Company to Hugh Fuller on November 30, 2012.		Form 8-K (Exhibit 10.11)	12/6/12	000-51115

10.12	Amendment No. 1 to the N180HM Aircraft Lease Agreement, dated as of November 30, 2012, by and among the Company and Clear Aircraft, Inc.		Form 8-K (Exhibit 10.12)	12/6/12	000-51115

10.13	Warrant issued by the Company to EarlyBirdCapital, Inc. on November 30, 2012

10.14	Settlement Agreement, dated as of February 6, 2013, by and among the Company, Special Situations Fund III QP, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. and David Greenhouse.		Form 8-K (Exhibit 10.1)	2/8/13	000-51115

10.15	Form of Senior Secured Convertible Promissory Note issued by the Company		Form 8-K (Exhibit 10.2)	2/8/13	000-51115

10.16	Form of Warrant issued by the Company		Form 8-K (Exhibit 10.3)	2/8/13	000-51115

10.17	Registration Rights Agreement, dated as of February 6, 2013, by and among the Company, Special Situations Fund III QP, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. and David Greenhouse.		Form 8-K (Exhibit 10.4)	2/8/13	000-51115

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32	Certification of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101	*	The following materials from Avantair, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31,2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2013 (unaudited) and June 30, 2012 (Note 2), (ii) the Consolidated Statements of Operations for the three and nine months ended March 31, 2013 and 2012 (unaudited), (iii) the Consolidated Statements of Cash Flows for the nine months ended March 31, 2013 and 2012 (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.